Form 10-Q
period 2015-03-31
JMP GROUP LLC
filed 2015-05-05
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-302350

JMP Group LLC

(Exact name of registrant as specified in its charter)

Delaware	47-1632931
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number: (415) 835-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

JMP Group LLC shares representing limited liability company interests outstanding as of April 30, 2015: 21,228,539.

EXPLANATORY NOTE

On January 1, 2015, JMP Group Inc. completed its merger with and into JMP Group LLC, a Delaware limited liability company, with JMP Group LLC as the surviving entity (the “Reorganization Transaction”) pursuant to the Agreement and Plan of Merger, dated as of August 20, 2014 by and among JMP Group Inc., JMP Group LLC and JMP Merger Corp. (the “Merger Agreement”). Entry into the Merger Agreement was previously announced by JMP Group Inc. on its current report on Form 8-K filed with the SEC on August 20, 2014. JMP Group LLC had not commenced operations and had no assets or liabilities as of December 31, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015 (the “January Form 8-K”) for the purpose of establishing JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act.

References to JMP Group LLC in this Quarterly Report on Form 10-Q that include any period prior to the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

On January 1, 2015, the Third Supplemental Indenture among JMP Group LLC, JMP Group Inc., JMP Investment Holdings LLC, and U.S. Bank National Association became effective. Under the Third Supplemental Indenture, JMP Group LLC and JMP Investment Holdings LLC have jointly and severally provided a full and unconditional guarantee of the 7.25% Senior Notes due 2021 and 8.00% Senior Notes due 2023 (collectively the “Notes”) issued by JMP Group Inc. In accordance with Rule 3-10(d) of Regulation S-X and Rule 12h-5 of the Exchange Act, JMP Group Inc. is exempt from the requirements of Section 13(a) or 15(d) of the Act. Accordingly, JMP Group Inc. will cease filing reports under the Exchange Act.

Table of Contents

 AVAILABLE INFORMATION

JMP Group LLC is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document JMP Group LLC files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group LLC’s SEC filings.

JMP Group LLC provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of its website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time JMP Group LLC may use its website as a channel of distribution of material company information.

JMP Group LLC also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website, are not intended to be part of this quarterly report on Form 10-Q (the “Quarterly Report”) and inclusions of the internet address in this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$49,337	$101,362
Restricted cash and deposits (includes cash on deposit with clearing broker of $150 and $220 at March 31, 2015 and December 31, 2014, respectively)	75,164	67,102
Receivable from clearing broker	1,552	1,285
Investment banking fees receivable, net of allowance for doubtful accounts of zero and $5 at March 31, 2015 and December 31, 2014, respectively	15,414	10,439
Marketable securities owned, at fair value	36,952	29,466
Incentive fee receivable	1,054	7,092
Other investments (includes $86,223 and $206,819 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	87,930	208,947
Loans held for investment, net of allowance for loan losses	1,952	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,031,613	1,038,848
Interest receivable	2,763	2,885
Fixed assets, net	2,243	2,233
Deferred tax assets	11,509	10,570
Other assets	21,528	33,966
Total assets	$1,339,011	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$17,677	$15,048
Accrued compensation	10,853	54,739
Asset-backed securities issued	995,046	1,001,137
Interest payable	7,602	5,568
Bond payable	94,300	94,300
Deferred tax liability	21,129	19,161
Other liabilities	31,672	37,310
Total liabilities	1,178,279	1,227,263

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2015 and December 31, 2014; 21,228,539 and 21,216,258 shares outstanding at March 31, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	136,751	134,800
Treasury stock, at cost, 1,551,513 and 1,563,794 shares at March 31, 2015 and December 31, 2014, respectively	(10,235)	(10,316)
Retained earnings	3,892	8,090
Total JMP Group LLC shareholders' equity	130,431	132,597
Nonredeemable Non-controlling Interest	30,301	156,332
Total equity	160,732	288,929
Total liabilities and equity	$1,339,011	$1,516,192

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	March 31, 2015	December 31, 2014

Cash and cash equivalents	$857	$1,294
Restricted cash	56,113	50,617
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,031,613	1,038,848
Interest receivable	2,728	2,861
Incentive fees receivable	606	902
Deferred tax assets	-	1,063
Other assets	5,506	5,156
Total assets of consolidated VIEs	$1,097,423	$1,100,741

Accrued compensation	179	1,918
Asset-backed securities issued	995,046	1,001,137
Note payable (1)	2,500	2,500
Interest payable	6,140	4,107
Deferred tax liability	-	1,317
Total liabilities of consolidated VIEs	$1,003,865	$1,010,979

(1)	March 31, 2015 and December 31, 2014 balances are inclusive of a $2.5 million intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues
Investment banking	$20,694	$25,053
Brokerage	6,065	6,656
Asset management fees	4,662	5,544
Principal transactions	3,744	(3,693)
Gain (loss) on sale, payoff and mark-to-market of loans	(578)	380
Net dividend income	191	235
Other income	740	222
Non-interest revenues	35,518	34,397

Interest income	12,777	8,588
Interest expense	(7,288)	(4,828)
Net interest income	5,489	3,760

Provision for loan losses	(57)	(497)

Total net revenues after provision for loan losses	40,950	37,660

Non-interest expenses
Compensation and benefits	27,064	31,376
Administration	1,692	1,722
Brokerage, clearing and exchange fees	798	925
Travel and business development	938	851
Communications and technology	970	948
Occupancy	813	825
Professional fees	974	807
Depreciation	226	227
Other	530	212
Total non-interest expenses	34,005	37,893
Net income (loss) before income tax expense	6,945	(233)
Income tax expense	7,000	1,696
Net loss	(55)	(1,929)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	1,837	(5,927)
Net income (loss) attributable to JMP Group LLC	$(1,892)	$3,998

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.17

Distributions declared per common share	$0.105	$0.045

Weighted average common shares outstanding:
Basic	21,216	21,820
Diluted	21,216	23,612

See accompanying notes to consolidated financial statements.

  JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(55)	$(1,929)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	-
Comprehensive loss attributable to JMP Group LLC	(55)	(1,929)
Less: Comprehensive (loss) income attributable to non-controlling interest	1,837	(5,927)
Comprehensive income (loss) attributable to JMP Group LLC	$(1,892)	$3,998

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Capital	Earnings	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income (loss)	-	-	-	-	(1,892)	1,837	(55)
Additonal paid-in capital - share-based compensation	-	-	-	1,937	-	-	1,937
Excess tax benefit related to stock-based compensation	-	-	-	5	-	-	5
Distributions and distribution equivalents declared on common shares and restricted stock units	-	-	-	-	(2,306)	-	(2,306)
Reissuance of shares of common shares from treasury	-	-	81	9	-	-	90
Distributions to non-controlling interest holders	-	-	-	-	-	(934)	(934)
Balance, March 31, 2015	22,780	$23	$(10,235)	$136,751	$3,892	$30,301	$160,732

	JMP Group LLC's Equity
					Retained
				Additional	Earnings	Nonredeemable
	Common Shares		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$110,855	$237,240
Net income (loss)	-	-	-	-	3,998	(5,927)	(1,929)
Additonal paid-in capital - stock-based compensation	-	-	-	1,734	-	-	1,734
Dividends and dividend equivalents declared on common stock and restricted stock units	-	-	-	-	(1,044)	-	(1,044)
Purchases of shares of common stock for treasury	-	-	(33)	-	-	-	(33)
Reissuance of shares of common stock from treasury	-	-	142	35	-	-	177
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	3,389	3,389
Capital contributions from non-controlling interest holders	-	-	-	-	-	(579)	(579)
Balance, March 31, 2014	22,780	$23	$(5,967)	$133,472	$2,845	$102,582	$232,955

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(55)	$(1,929)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(5)	-
Provision for loan losses	57	497
Accretion of deferred loan fees	(287)	(351)
Amortization of liquidity discount, net	(32)	(28)
Amortization of debt issuance costs	105	85
Amortization of original issue discount, related to CLO II and CLO III	357	224
Interest paid in kind	(48)	-
Loss (gain) on sale and payoff of loans	578	(380)
Change in other investments:
Fair value	(1,603)	4,201
Incentive fees reinvested in general partnership interests	(76)	(1,921)
Realized (loss) gain on other investments	(1,298)	9
Depreciation and amortization of fixed assets	226	227
Stock-based compensation expense	2,027	1,959
Deferred income taxes	1,029	(1,159)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	122	25
Decrease (increase) in receivables	(3,407)	(15,485)
Increase in marketable securities	(7,486)	(2,210)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	(7,109)	(581)
(Increase) decrease in deposits and other assets	12,281	19,428
Increase in marketable securities sold, but not yet purchased	2,629	757
Increase in interest payable	2,034	499
(Decrease) increase in accrued compensation and other liabilities	(50,116)	(34,242)
Net cash used in operating activities	(50,077)	(30,375)

Cash flows from investing activities:
Purchases of fixed assets	(236)	(154)
Purchases of other investments	(7,896)	(23,282)
Sales of other investments	9,324	19,941
Funding of loans collateralizing asset-backed securities issued	(56,645)	(127,933)
Funding of loans held for investment	-	(319)
Sale and payoff of loans collateralizing asset-backed securities issued	37,318	60,569
Principal receipts on loans collateralizing asset-backed securities issued	26,246	11,570
Repayments on loans held for investment	93	-
Net change in restricted cash reserved for lending activities	(952)	(6,940)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	(260)	-
Net cash provided by (used in) investing activities	6,992	(66,548)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from CLO III credit warehouse	-	50,413
Proceeds from bond issuance	-	48,300
Payments of debt issuance costs	-	(1,707)
Repayment of note payable	-	(15,000)
Repayment of line of credit	-	(2,895)
Repayment of asset-backed securities issued	(6,448)	(3,139)
Distributions and dividend equivalents paid on common shares and RSUs	(1,563)	(8)
Purchases of shares of common stock for treasury	-	(33)
Capital contributions of nonredeemable non-controlling interest holders	-	3,389
Distributions to non-controlling interest shareholders	(934)	(579)
Purchase of subsidiary shares from non-controlling interest holders	-	(6,000)
Cash settlement of stock-based compensation	-	(48)
Excess tax benefit related to stock-based compensation	5	-
Net cash (used in) provided by financing activities	(8,940)	72,693
Net decrease in cash and cash equivalents	(52,025)	(24,230)
Cash and cash equivalents, beginning of period	101,362	65,906
Cash and cash equivalents, end of period	$49,337	$41,676

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,557	$3,983
Cash paid during the period for taxes	$-	$4,784

Non-cash investing and financing activities:
Reissuance of shares of common stock from treasury related to vesting of restricted stock units and exercises of stock options	$81	$142

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Exchange Act, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”) and JMPCA CLO III Ltd (“CLO III”).

In the third quarter of 2014, the board of directors of our predecessor entity, JMP Group Inc., approved a transaction to convert the Company’s corporate form from a Delaware corporation to a Delaware limited liability company (the “Reorganization Transaction”),. The Company’s stockholders approved the Reorganization Transaction at a meeting of the stockholders on December 1, 2014. In connection with the Reorganization Transaction, JMP Group Inc. entered into an agreement and plan of merger, dated August 20, 2014 (the “Merger Agreement”) with JMP Group LLC, a Delaware limited liability company and JMP Merger Corp., a Delaware corporation and wholly-owned subsidiary of JMP Group LLC. On January 1, 2015, JMP Group LLC completed the Reorganization Transaction with JMP Group LLC as the surviving entity. JMP Group LLC filed a current report on Form 8-K on January 2, 2015 for the purpose of establishing JMP Group LLC as the successor issuer to JMP Group Inc. pursuant to Rule 12g-3(a) under the Exchange Act. The effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. are described in greater detail in the current report on Form 8-K filed on January 2, 2015 by JMP Group LLC. The Reorganization Transaction resulted in each share of issued and outstanding JMP Group Inc. stock being exchanged for a limited liability company interest in JMP Group LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The Company performs consolidation analyses on entities to identify variable interest entities (“VIEs”) and determine appropriate accounting treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. Under the amended guidance, an entity also is considered a VIE if it has equity investors who lack substantive participating or kick-out rights. VIEs are consolidated by their primary beneficiaries. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary by determining whether it (a) has the power to direct the activities that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If determined to be the primary beneficiary, the Company consolidates the entity. The Company reconsiders the conclusion continually.

In performing the analysis under the revised amendment, the Company concluded Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”) no longer require consolidation effective January 1, 2015. HGC and HGC II qualify as VIEs, based on the limited partners’ lack of control attributed to the absence of kick-out or participating rights. As the Company has ownership percentages under 5%, the Company does not have the obligation to absorb losses or right to receive benefits that could be significant to the Funds. Therefore, the Company is not deemed the primary beneficiary. Effective January 1, 2015, the Company recognizes its investments in HGC and HGC II using the fair value option. The Company used a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, resulting in the following adjustments in the respective line items:

(In thousands)	December 31, 2014	Adjustment for adoption of new consolidation guidance	January 1, 2015

Cash and cash equivalents	$101,362	(260)	101,102
Other investments	208,947	(127,062)	81,885
Other assets	33,966	236	34,202
Total assets	$1,516,192	$(127,087)	1,389,105

Other liabilities	37,310	(153)	37,157
Total liabilities	1,227,263	(153)	1,227,110

Nonredeemable Non-controlling Interest	156,332	(126,934)	29,398
Total equity	288,929	(126,934)	161,995
Total liabilities and equity	$1,516,192	$(127,087)	1,389,105

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, and the partially-owned subsidiaries HGC (from April 1, 2010 through December 31, 2014), HGC II (from October 1, 2012 through December 31, 2014), CLO I, CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), and CLO III (effective December 11, 2013). All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2014-9, Revenue from Contracts with Customers was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. The adoption of ASU 2014-9 may have an impact on the Company’s financial statements; however, the extent is not yet determined.

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period was issued to provide guidance on share-based payments with terms where a performance target that affects vesting could be achieved after the requisite service period. The provisions of this standard are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and allows for early adoption. The adoption of ASC 2014-12 will not impact the Company’s financial statements.

ASU 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financial Entity was issued in August 2014 to address discrepancy in the fair value measurement of a collateralized financing entity’s financial assets from the fair value of their financial liabilities even when the financial liabilities have recourse only to the financial assets. Prior to this update, there was no specific guidance on how to account for this difference. ASU 2014-13 is effective for annual and interim periods ending after December 15, 2015. Given the size of the existing discrepancy between the fair value of the Company’s CLOs’ financial assets and liabilities, the adoption of this ASU is not anticipated to have a material impact on the Company’s financial statements.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued in August 2014 to provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity was issued to eliminate the use of different methods in practice and thereby reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the contract by considering the economic characteristics and risks of the entire hybrid financial instrument. The existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. This standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-16 is not expected to have an impact on the Company’s financial statements.

ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. The amendments will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of entities, and eliminate the presumption that a general partner should consolidate a limited partnership. This standard will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-2 effective January 1, 2015. In performing the analysis under the revised amendments, the Company concluded HGC and HGC II no longer require consolidation effective January 1, 2015.

ASU 2015-3, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, was issued April 2015. To simplify the presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Upon adoption, the Company will reclassify the debt issuance costs to the respective debt liability line items. The adoption of ASU 2015-3 is not expected to have a material impact on the Company’s financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2015 and December 31, 2014:

	At March 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,337	$49,337	$-	$-	$49,337
Restricted cash and deposits	75,164	75,164	-	-	75,164
Marketable securities owned	36,952	36,952	-	-	36,952
Other investments	87,930	-	71,109	16,821	87,930
Loans held for investment, net of allowance for loan losses	1,952	-	-	1,736	1,736
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,031,613	-	1,012,864	-	1,012,864
Long term receivable	777	-	-	858	858
Total assets:	$1,283,725	$161,453	$1,083,973	$19,415	$1,264,841

Liabilities:
Marketable securities sold, but not yet purchased	$17,677	$17,677	$-	$-	$17,677
Asset-backed securities issued	995,046	-	987,733	-	987,733
Bond payable	94,300	-	97,125	-	97,125
Total liabilities:	$1,107,023	$17,677	$1,084,858	$-	$1,102,535

	At December 31, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$101,362	$101,362	$-	$-	$101,362
Restricted cash and deposits	67,102	67,102	-	-	67,102
Marketable securities owned	29,466	29,466	-	-	29,466
Other investments (1)	208,947	3,539	64,628	138,652	206,819
Loans held for investment, net of allowance for loan losses	1,997	-	-	1,734	1,734
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	-	1,031,885	-	1,031,885
Long term receivable	860	-	-	960	960
Total assets:	$1,448,582	$201,469	$1,096,513	$141,346	$1,439,328

Liabilities:
Marketable securities sold, but not yet purchased	$15,048	$15,048	$-	$-	$15,048
Asset-backed securities issued	1,001,137	-	992,625	-	992,625
Bond payable	94,300	-	96,017	-	96,017
Total liabilities:	$1,110,485	$15,048	$1,088,642	$-	$1,103,690

(1) Includes equity securities in HGC and HGC II which were deconsolidated effective January 1, 2015.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$36,952	$-	$-	$36,952
Other investments:
Investments in hedge funds managed by HCS	-	71,109	-	71,109
Investments in private equity funds managed by HCS	-	-	4,198	4,198
Investments in funds of funds managed by HCS	-	-	157	157
Total investment in funds managed by HCS	-	71,109	4,355	75,464
Limited partnership in investments in private equity/ real estate funds	-	-	8,976	8,976
Warrants and other held at JMPS	-	-	766	766
Equity securities in JMP Capital	-	-	1,017	1,017
Total other investments	-	71,109	15,114	86,223
Total assets:	$36,952	$71,109	$15,114	$123,175

Marketable securities sold, but not yet purchased	17,677	-	-	17,677

Total liabilities:	$17,677	$-	$-	$17,677

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,466	$-	$-	$29,466
Other investments:
Investments in hedge funds managed by HCS	-	64,628	-	64,628
Investments in funds of funds managed by HCS	-	-	152	152
Total investment in funds managed by HCS	-	64,628	152	64,780
Limited partnership in investments in private equity/ real estate funds	-	-	9,102	9,102
Warrants and other held at JMPS and JMP Holding LLC	-	-	732	732
Equity securities in HGC, HGC II and JMP Capital (1)	3,539	-	122,058	125,597
Forward purchase contract	-	-	6,608	6,608
Total other investments	3,539	64,628	138,652	206,819
Total assets:	$33,005	$64,628	$138,652	$236,285

Marketable securities sold, but not yet purchased	15,048	-	-	15,048

Total liabilities:	$15,048	$-	$-	$15,048

 (1) Equity securities in HGC and HGC II were deconsolidated effective January 1, 2015.

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue stream from investments in real estate joint ventures. The Company recognizes these investments using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value.

Effective January 1, 2015, the Company elected to early adopt new consolidation accounting guidance. Under the new guidance, HGC and HGC II were identified as VIEs, and consequently, these investments were deconsolidated. The Company recognizes these investments using the fair value option in the Other Investments line item. The carrying value of the investment was $4.2 million as of March 31, 2015, with a remaining commitment of $0.4 million. The risks associated with this investment are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC and HGC II.

The Company’s Level 2 assets held in other investments consist of investments in hedge funds and private equity funds managed by HCS. The carrying value of investment in hedge funds is calculated using the equity method. These assets are considered Level 2, as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The carrying value of the investments in private equity funds reflects the fair value option. The Level 2 equity securities owned by HGC, HGC II, and JMP Capital reflect investments in public securities, where the Company is subject to a lockup period. The fair value of the Level 2 equity securities owned by HGC, HGC II and JMP Capital is calculated by applying a discount rate to the quoted market prices of the portfolio securities due to lack of marketability.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$152	$-	$9,102	$732	$122,058	$6,608	138,652

Adjustment for adoption of new consolidation guidance (1)	-	4,125	-	-	(121,041)	(6,608)	(123,524)
Purchases	9	100	-	-	-	-	109
Sales	(9)	(7)	(193)	-	-	-	(209)
Settlements	-	-	-	-	-	-	-
Total gains (losses) - realized and unrealized included in earnings (2)	5	(20)	67	34	-	-	86
Transfers in/(out) of Level 3	-	-	-	-	-	-	-
Balance as of March 31, 2015	$157	$4,198	$8,976	$766	$1,017	$-	$15,114
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$5	$(20)	$67	$34	$-	$-	$86

(1) Refer to Note 2 for additional discussion relating to adoption of new consolidation guidance.

(2) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2013	$139		$5,967	$1,121	$97,981	$6,864	112,072
							-
Purchases	-		-	-	2,788	-	2,788
Sales	-		-	-	-	-	-
Settlements	-		(134)	(19)	-	-	(153)
Total gains (losses) - realized and unrealized included in earnings (1)	14		345	(361)	(6,509)	204	(6,307)
Transfers in/(out) of Level 3	-		-	-	-	-	-
Balance as of March 31, 2014	$153	$-	$6,178	$741	$94,260	$7,068	$108,400
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	14	-	345	-	(6,509)	204	(5,946)

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

Purchases and sales of Level 3 assets shown above were recorded at fair value at the date of the transaction.

Total gains and losses included in earnings represent the total gains and/or losses (realized and unrealized) recorded for the Level 3 assets and are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

There was one transfer of $2.0 million into Level 1 for the three months ended March 31, 2014 as a result of the expiration of a lockup discount. There were no other transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2014 and 2015.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Annual Report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of both March 31, 2015 and December 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties, and $2.2 million related to an investment company focusing on real estate joint ventures.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets

Dollars in thousands	Fair Value at March 31, 2015	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$157	Net Asset Value		N/A	N/A
Investment in private equity funds managed by HCS (1)	$4,198	Net Asset Value		N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$8,976	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$766	Black-Scholes Option Model		Annualized volatility of credit	20.1%
Equity securities in JMP Capital (2)	$1,017	Market comparable companies		Revenue multiples	4.9x-6.1x (5.5x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	4.4x
				Control premium	25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

(2) The fair value of the securities in JMP Capital is calculated using a weighted allocation between the fair values assessed by the public comparables and M&A comparable valuation techniques.

(3) The Company applies a discount for lack of marketability (“DLOM”) to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event. When investments become public, the Company is typically subject to a lock up period. In valuing these public companies, the Company has incorporated 5% per month of lockup into its valuations. As the typical lockup period is six months, the DLOM methodology has a floor threshold of 30% to mirror the discount rates applied once the investment goes public.

Dollars in thousands	Fair Value at December 31, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$152	Net Asset Value		N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$9,102	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$732	Black-Scholes Option Model		Annualized volatility of credit	0%-17.9% (17.9%)
Equity securities in HGC, HGC II and JMP Capital (2)	$122,058	Market comparable companies		Revenue multiples	2.6x-15.8x (6.2x)
				EBITDA multiples	13.6x-17.5x (14.9x)
			(3)	Discount for lack of marketability	30%-40% (31%)
		Market transactions		Revenue multiples	4.2x-8.8x (6.3x)
				EBITDA multiples	14.2x-20.8x (19.3x)
				Control premium	25%
Forward purchase contract (2)	$6,608	Market comparable companies		Revenue multiples	7.6x-13.9x (9.6x)
				Billing multiples	6.4x-8.4x (7.3x)
				Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.7x-8.5x (7.2x)
				Control premium	25%

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

(2) The fair value of each HGC, HGC II and JMP Capital investment is calculated using a weighted allocation between the fair values assessed by the public comparables and M&A comparable valuation techniques.

(3) The Company applies a DLOM to its investments, ranging from 30% to 50%. The discount is determined by the level of revenue of the investee and proximity to filing. The minimum discount applied is 30% for investees that either generate revenue exceeding $100 million, or have filed a registration statement. Higher discounts are applied to investees with less than $100 million of revenue or that are not on file, reflecting the longer anticipated term to a liquidity event. When HGC and HGC II investments become public, the Company is typically subject to a lock up period. In valuing these public companies, the Company has incorporated 5% per month of lockup into its valuations. As the typical lockup period is six months, the DLOM methodology has a floor threshold of 30% to mirror the discount rates applied once the investment goes public.

The significant unobservable input used in the fair value measurement of the warrants held at JMP Securities is the annualized volatility of credit. Significant increases in the rate would result in a significantly higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the equity securities, the forward purchase contract, and swaption in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at March 31, 2015 or December 31, 2014.

Loans Held for Investment

At both March 31, 2015 and December 31, 2014, loans held for investment included two loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of both March 31, 2015 and December 31, 2014, the Company’s loan outstanding to this entity was $2.0 million.

The Company determined the fair value of loans held for investment to be $1.7 million as of both March 31, 2015 and December 31, 2014, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations.

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.9 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively. The Company determined the fair value of the long-term receivable to be $0.8 million and $1.0 million as of March 31, 2015 and December 31, 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate investment banking private equity company, which was identified as a VIE. In May 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of December 31, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price was considered to reflect the fair value of the investment as of December 31, 2014. In the first quarter of 2015, the real estate investment banking private equity company repaid the Company’s $0.6 million investment, in addition to recognizing a realized gain of $0.6 million.

On April 5, 2011, the Company made a $0.3 million investment in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate disposition platform for property and note sales. The Company recognizes its investment in RiverBanc using the equity method. In the three months ended March 31, 2015 and 2014, the Company recognized gains of $0.7 million and $0.1 million, respectively. In the three months ended March 31, 2015 and 2014, the Company received distributions of $1.2 million and $0.2 million, respectively.

Derivative Financial Instruments

In January 2012, the Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three months ended March 31, 2014, the Company recorded unrealized gain of $0.2 million. The forward purchase contract is held at HGC, which is no longer consolidated effective January 1, 2015.

In May 2014, the Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. The swaption contract is held at HGC II, which is no longer consolidated effective January 1, 2015.

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of March 31, 2015. The Company recorded changes in the fair value of this investment  as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of March 31, 2015, given the recent proximity to the acquisition price.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. As of March 31, 2014, CLO III was not yet funded, and therefore, the loans in this entity were not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, the loans were included in loans collateralizing asset-backed securities line item as of March 31, 2014. Upon completion of the CLO III transaction on September 30, 2014, the loans within CLO III became collateralizing asset-backed securities issued. The following table presents the components of loans collateralizing asset-backed securities issued as of March 31, 2015 and December 31, 2014:

(In thousands)	Loans Collateralizing Asset-backed Securities
	March 31, 2015	December 31, 2014
Outstanding principal	$1,043,743	$1,050,392
Allowance for loan losses	(4,364)	(4,307)
Liquidity discount	(1,017)	(1,049)
Deferred loan fees, net	(6,749)	(6,188)
Total loans, net	$1,031,613	$1,038,848

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	57,632	-	-	(987)	56,645
Repayments	(26,246)	-	-	-	(26,246)
Accretion of discount	-	-	32	287	319
Provision for loan losses	-	(57)	-	-	(57)
Sales and payoff	(38,035)	-	-	139	(37,896)
Balance at end of period	$1,043,743	$(4,364)	$(1,017)	$(6,749)	$1,031,613

(In thousands)	Three Months Ended March 31, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	128,770	-	-	(837)	127,933
Repayments	(11,570)	-	-	-	(11,570)
Accretion of discount	-	-	28	351	379
Provision for loan losses	-	(497)	-	-	(497)
Sales and payoff	(60,630)	-	-	-	(60,630)
Transfers to loans held for sale (1)	-	-	-	441	441
Balance at end of period	$792,461	$(4,368)	$(1,140)	$(3,627)	$783,326

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2015 and 2014 is as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(4,307)	$(3,871)
Provision for loan losses:
General reserve	(57)	(497)
Balance at end of period	$(4,364)	$(4,368)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $1,036.0 million and $1,043.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2015 and December 31, 2014, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both March 31, 2015 and December 31, 2014, the Company held no impaired loans.

As of March 31, 2015 and December 31, 2014, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both March 31, 2015 and December 31, 2014, no loans were on non-accrual status.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of March 31, 2015 and December 31, 2014, there were no loans past due. At March 31, 2015 and December 31, 2014, the Company held no loans whose terms were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at March 31, 2015 and December 31, 2014.

(In thousands)	Cash Flow (CF)
	March 31,	December 31,
	2015	2014

Moody's rating:
Baa1 - Baa3	$13,060	$12,843
Ba1 - Ba3	275,461	270,899
B1 - B3	737,338	739,997
Caa1 - Caa3	10,118	19,168
Ca	-	248
Total:	$1,035,977	$1,043,155

Internal rating: (1)
2	$964,245	$979,693
3	57,541	63,462
4	14,191	-
Total:	$1,035,977	$1,043,155

Performance:
Performing	$1,035,977	$1,043,155
Total:	$1,035,977	$1,043,155

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $1,012.8 million and $1,031.9 million as of March 31, 2015 and December 31, 2014, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

6. Debt

Bond Payable

In January 2013, JMP Group Inc. raised approximately $46.0 million from the sale of 8.00% Senior Notes (the “2013 Senior Notes”). In January 2014, JMP Group Inc. raised an additional approximate amount of $48.3 million from the sale of 7.25% Senior Notes (the “2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the JMP Group Inc.’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, and began April 15, 2014.

The 2013 Senior Notes and 2014 Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The indentures contain a minimum liquidity covenant that obligates the JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable.

The Senior Notes will be the JMP Group Inc.’s general unsecured senior obligations, will rank equally with all existing and future senior unsecured indebtedness and will be senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of our existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

JMP Group Inc., as a wholly owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2021. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc.

The Company incurred zero and $3.4 million of debt issuance costs, which were capitalized and included in Other Assets in the three months ended March 31, 2015 and 2014. These issuance costs are amortized over the estimated life of the bond. As of March 31, 2015 and December 31, 2014, the Company held $2.8 million and $2.9 million of unamortized debt issuance costs.

Note Payable and Lines of Credit

As of March 31, 2015 the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities. As of December 31, 2014, the Company also reflected the line of credit held at HGC II. Effective January 1, 2015, the Company no longer consolidates HGC II, and therefore, does not reflect the HGC II line of credit on the face of its financial statements.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. Prior to April 30, 2014, the Credit Agreement provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both March 31, 2015 and December 31, 2014.

JMP Securities holds a revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of March 31, 2015 or December 31, 2014.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2015 and December 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2015 and December 31, 2014.

(In millions)	As of March 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$238.8	$238.8	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$367.8	$367.8
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$412.8	$412.8
Consolidation elimination	N/A	(58.7)	(58.7)
Total asset-backed securities issued	N/A	$354.1	$354.1

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$244.9	$244.9	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$373.9	$373.9
Unsecured subordinated notes due 2021	45.0	45.0	45.0
Total notes for the CLO I offering	$500.0	$418.9	$418.9
Consolidation elimination	N/A	(58.8)	(58.8)
Total asset-backed securities issued	N/A	$360.1	$360.1

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of March 31, 2015 and December 31, 2014, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The Notes, recorded upon the acquisition of CLO I in April 2009 at fair value, reflect a liquidity discount. The activity in the note principal for the three months ended March 31, 2015 and 2014 composed of the following:

(in thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Principal	Liquidity Discount	Net	Principal	Liquidity Discount	Net

Balance at beginning of period	$360,139	$-	$360,139	$404,280	$-	$404,280
Repayments	(6,068)	-	(6,068)	(2,759)	-	(2,759)
Balance at end of period	$354,071	$-	$354,071	$401,521	$-	$401,521

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes were eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2015 and December 31, 2014.

(In millions)	As of March 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$1.9	$-	$1.9	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.3)	17.4	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.2)	16.5	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.8)	8.4	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.1	$(6.7)	$311.4
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$341.9	$(7.0)	$334.9
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.1	$(6.7)	$311.4

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.3	$-	$2.3	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.5	$(7.0)	$311.5
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.3	$(7.3)	$335.0
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.5	$(7.0)	$311.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes was payable quarterly commencing October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three months ended March 31, 2015 comprised the following:

(In thousands)	Three Months Ended March 31, 2015
	Principal	Issuance Discount	Net

Balance at beginning of period	$318,480	$(6,939)	$311,541
Repayments	(380)	-	(380)
Amortization of discount	-	239	239
Balance at end of period	$318,100	$(6,700)	$311,400

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at March 31, 2015 and December 31, 2014. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2015 and December 31, 2014.

(In millions)	As of March 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.0)	40.7	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.7)	21.8	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba2/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.5)	$329.6
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.0)	$363.5
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.5)	$329.6

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A notes rank senior in right of payment with payments on the Class B notes and payment on the Class A and Class B notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the three months ended March 31, 2015 comprised the following:

(In thousands)	Three Months Ended March 31, 2015
	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,643)	$329,457
Amortization of discount	-	118	118
Balance at end of period	$332,100	$(2,525)	$329,575

Interest on Asset Backed Securities

Total interest expenses related to the asset-backed securities issued for the three months ended March 31, 2015 was $5.4 million, which comprised of a cash coupon of $4.9 million and issuance discount amortization of $0.6 million. Total interest expenses related to the asset-backed securities issued for the three months ended March 31, 2014 was $3.0 million, which comprised of a cash coupon of $2.7 million and a liquidity discount amortization of zero. As of March 31, 2015 and December 31, 2014, accrued interest payable on the Notes was $6.1 million and $4.0 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $987.7 million and $992.6 million as of March 31, 2015 and December 31, 2014, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Stockholders’ Equity

Share Repurchase Program

On October 30, 2014, the board of directors increased the Company’s share repurchase authorization to 1.0 million shares through December 31, 2015.

During the three months ended March 31, 2015, the Company did not repurchase any of the Company’s shares. During the three months ended March 31, 2014, the Company repurchased 4,656 of the Company’s shares at an average price of $7.04 per share for an aggregate purchase price of $33 thousand. The repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company.

The timing and amount of any future open market share repurchases will be determined by the Company’s management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market share repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act, or in privately negotiated transactions. Repurchases of common shares may also be made under an effective Rule 10b5-1 plan which permits common shares to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

9. Stock-Based Compensation

The JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”) authorized the issuance of 4,000,000 shares of its common stock. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury stock.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	3,591,690	$7.23
Granted	-	0.00
Cancelled	(3,700)	10.00
Forfeited	(50,000)	6.79
Balance, end of period	3,537,990	$7.23

Options exercisable at end of period	712,990	$10.00

The following table summarizes the stock options outstanding as well as stock options vested and exercisable as of March 31, 2015:

March 31, 2015
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05 - $10.00	3,537,990	3.54	$7.23	$5,217,600	712,990	0.72	$10.00	-

The Company recognizes stock-based compensation expense for stock options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to stock options of $0.4 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2015, respectively.

As of March 31, 2015, there was $6.1 million of unrecognized compensation expense related to stock options.

There were no stock options exercised during the quarters ended March 31, 2014 or March 31, 2015. As a result, the Company did not recognize any current income tax benefits from the exercise of stock options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Stock Units and Restricted Shares

On February 4, 2015, the Company granted 379,622 restricted stock units (“RSUs”) to certain employees of the Company as part of the 2014 deferred compensation program. These RSUs have requisite service periods of two years. On February 11, 2015, the Company granted 49,111 to Company directors. These RSUs have requisite service periods of two to three years and receive cash dividend equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s stock on the grant date without any discount. 50% of these units will vest on December 31, 2015 and the remaining 50% will vest on December 31, 2016 subject to the grantees’ continued employment through such dates.

The following table summarizes the RSUs activity for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,493,851	$6.50
Granted	428,733	7.33
Vested	(12,281)	7.33
Balance, end of period	1,910,303	$6.68

The aggregate fair value of RSUs vested during the three months ended March 31, 2014 and March 31, 2015 were $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2014 and March 31, 2015, the income tax benefits realized from the vested RSUs were $0.1 million and $40 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2014 and 2015, the Company recorded compensation expenses of $1.6 million and $1.4 million for RSUs.

For both the three months ended March 31, 2014 and 2015, the Company recognized income tax benefits of $0.8 million, related to the compensation expense recognized for RSUs. As of March 31, 2015, there was $6.4 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.22 years.

The Company pays cash dividend equivalents on certain unvested RSUs. Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to dividend equivalents paid on RSUs as an increase on additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and will vest and become exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements.

The following table summarizes the SARs activity for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
	Stock Appreciation	Weighted Average
	Rights	Grant Date Fair Value

Balance, beginning of year	0	$0.00
Granted	2,865,000	7.33
Balance, end of period	2,865,000	$7.33

The Company recognizes compensation expense for SARs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2015, the Company recorded compensation expenses of $0.2 million for SARs.

For the three months ended March 31, 2015, the Company recognized income tax benefits of $0.1 million, related to the compensation expense recognized for SARs. As of March 31, 2015, there was $3.7 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 2.75 years.

10. Net Income per Share of Common Stock

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive stock options or RSUs were exercised or converted under the treasury stock method. However, for periods that the Company has a net loss the effect of outstanding stock options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2015	2014

Numerator:
Net income attributable to JMP Group, Inc	$(1,892)	$3,998

Denominator:
Basic weighted average shares outstanding	21,216	21,820

Effect of potential dilutive securities:
Restricted stock units	0	1,792

Diluted weighted average shares outstanding	21,216	23,612

Net income per share
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.17

In the table above, unvested non-forfeitable RSUs that have divided equivalent rights are treated as a separate class of securities in calculating net income per share for the three months ended March 31, 2014. The impact of applying this methodology was a reduction in basic net income per share of $0.01 and zero for the quarters ended March 31, 2014 and March 31, 2015, respectively.

Stock options to purchase 2,858,889 shares of common stock for the quarter ended March 31, 2015 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 3,187,206 shares of common stock for the quarter ended March 31, 2014 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Stock options to purchase 886,222 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended March 31, 2014, because such performance-based condition had not been met.

Restricted stock units for 1,744,351 shares of common stock for the three months ended March 31, 2015, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted stock units for 239,202 shares of common stock for the three months ended March 31, 2014, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Share appreciation rights units for 1,769,833 shares of common stock for the three months ended March 31, 2015, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s elected deferrals plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.0 million for the three months ended March 31, 2015.

12. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership taxable as a partnership for United States federal income tax purposes. The Company has two intermediate holding subsidiaries, JMP Group Inc. and JMP Investment Holdings LLC. JMP Group Inc. is a wholly-owned corporate subsidiary and income earned by this subsidiary is subject to U.S. federal and state income taxation. Income earned by JMP Investment Holdings LLC, a wholly-owned non-corporate subsidiary and not subject to U.S. federal corporate income tax, is allocated to JMP Group LLC shareholders.

For the quarters ended March 31, 2015 and 2014, the Company recorded income tax expense of $7.0 million and $1.7 million, respectively. $6.8 million of the tax expense for the quarter ended March 31, 2015 was attributed to a one-time tax event, triggered by the Reorganization Transaction that occurred January 1, 2015.

For financial reporting purposes, JMP Group Inc.’s effective tax rate used for interim periods is based on the estimated full-year income tax rate. The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for both the quarters ended March 31, 2015 and 2014 was $0.8 million. The Company recorded sublease income of $25 thousand and $0.1 million for the quarters ended March 31, 2015 and 2014, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2015	3,150
2016	4,315
2017	3,714
2018	3,357
2019	2,190
Thereafter	7,521
$24,247

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2015 and December 31, 2014, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. At both March 31, 2015 and December 31, 2014, the Company had $0.2 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2015 and December 31, 2014, the Company had unfunded commitments of $23.9 million and $24.3 million, respectively, in the Corporate Credit segment. $8.7 million and $6.8 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $3.7 million and $5.1 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. $4.3 million and $5.3 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $25.4 million and $25.9 million as of March 31, 2015 and December 31, 2014, respectively, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of $0.2 million related to a health sciences fund investment advising company, as of both March 31, 2015 and December 31, 2014.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $31.9 million and $64.3 million, which were $30.9 million and $63.3 million in excess of the required net capital of $1.0 million at March 31, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 and 0.19 to 1 at March 31, 2015 and December 31, 2014, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2015 and December 31, 2014, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $84.9 million and $72.8 million, respectively, which consisted of investments in hedge and other private funds of $71.6 million and $64.6 million, respectively, investments in private equity funds of $4.2 million and zero, respectively, investments in funds of funds of $0.2 million for both periods, and an investment in HCC common stock of $8.9 million and $8.0 million, respectively. Base management fees earned from these affiliated entities were $3.7 million and $3.0 million for the quarters ended March 31, 2015 and 2014, respectively. Also, the Company earned incentive fees of $1.0 million and $2.9 million, from these affiliated entities for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had incentive fees receivable from these affiliated entities of $1.1 million and $7.1 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2015 and December 31, 2014 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2015 and 2014, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2015 and 2014.

The Company is engaged in various investment banking and brokerage activities whose counterparties primarily include broker-dealers, banks and brokerage or investment banking clients. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

17. Litigation

The Company may be involved from time to time in a number of judicial, regulatory, litigation and arbitration matters arising in connection with our business. The outcome of such matters the Company has been and/or currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant outcome could have a material adverse impact on our financial condition, results of operations and cash flows.

The Company reviews the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Generally, given the inherent difficulty of predicting the outcome of matters the Company is involved in, particularly cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution. For these matters, no reserve is established until such time, other than for reasonably estimable legal fees and expenses. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The clearing broker is also a significant source of short-term financing for the Company, which is collateralized by cash and securities owned by the Company and held by the clearing broker. The Company’s securities owned may be pledged by the clearing broker. The receivable from the clearing broker represents amounts receivable in connection with the trading of proprietary positions.

The Company is also exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event that counterparties do not fulfill their obligations, the Company may be exposed to credit risk.

The Company’s trading activities include providing securities brokerage services to institutional clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the Consolidated Statements of Financial Condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recorded in the Consolidated Statements of Financial Condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by the Company.

In connection with the CLOs, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unfunded commitments to lend and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet of the Company.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case by case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $23.9 million and $24.3 million and standby letters of credit of $1.6 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively. $8.7 million and $6.8 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $3.7 million and $5.1 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. $4.3 million and $5.3 million of the unfunded commitments as of March 31, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of $0.2 million related to a health sciences fund investment advising company, as of both March 31, 2015 and December 31, 2014.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit Management, and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds. The Corporate Credit Management segment includes the management of collateralized loan obligations. The Corporate segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities. The Corporate segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s bond issuance.

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash stock-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation for periods prior to that ended September 30, 2013, (iv) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, and (vi) presents revenues and expenses on a basis that deconsolidates HGC, HGC II and the CLOs. HGC and HGC II were deconsolidated under GAAP effective January 1, 2015. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three months ended March 31, 2015 and 2014 was prepared using the following methodology:

•	Revenues and expenses directly associated with each segment are included in determining segment operating income.

•	Revenues and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors.

•

Each segment’s operating expenses include: a) compensation and benefits expenses that are incurred directly in support of the segments and b) other operating expenses, which include expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2015	2014
Broker-Dealer
Non-interest revenues	$26,759	$31,849
Total net revenues after provision for loan losses	$26,759	$31,849
Non-interest expenses	22,200	25,316
Segment operating pre-tax net income	$4,559	$6,533
Segment assets	$84,639	$87,374
Asset Management
Non-interest revenues	$5,000	$6,208
Total net revenues after provision for loan losses	$5,000	$6,208
Non-interest expenses	4,755	6,010
Segment operating pre-tax net income	$245	$198
Segment assets	$19,967	$115,026
Corporate Credit Management
Non-interest revenues	$1,370	$1,061
Total net revenues after provision for loan losses	$1,370	$1,061
Non-interest expenses	1,022	1,024
Segment operating pre-tax net income	$348	$37
Segment assets	$1,953	$81,941
Corporate
Non-interest revenues	$2,719	$2,288
Net interest income	3,210	3,621
Provision for loan losses	2	47
Total net revenues after provision for loan losses	$5,931	$5,956
Non-interest expenses	4,754	5,570
Segment operating pre-tax net income	$1,177	$386
Segment assets	$1,477,679	1,056,407
Eliminations
Non-interest revenues	$(1,462)	$(1,280)
Total net revenues after provision for loan losses	$(1,462)	$(1,280)
Non-interest expenses	(1,462)	(1,190)
Segment operating pre-tax net loss	$-	$(90)
Segment assets	$(245,227)	$(176,933)
Total Segments
Non-interest revenues	$34,386	$40,126
Net interest income	3,210	3,621
Provision for loan losses	2	47
Total net revenues after provision for loan losses	$37,598	$43,794
Non-interest expenses	31,269	36,730
Segment operating pre-tax net income	$6,329	$7,064
Total assets	$1,339,011	$1,163,815

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended March 31, 2015 and 2014.

(In thousands)	As of and Three Months Ended March 31, 2015				As of and Three Months Ended March 31, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$34,386	$1,132	(a)	$35,518	$40,126	$(5,729)	(a)	$34,397
Net Interest Income	3,210	2,279	(b)	5,489	3,621	139	(b)	3,760
Provision for loan losses	2	(59)		(57)	47	(544)		(497)
Total net revenues after provision for loan losses	$37,598	$3,352		$40,950	$43,794	$(6,134)		$37,660
Non-interest expenses	31,269	2,736	(c )	34,005	36,730	1,163	(c )	37,893
Noncontrolling interest	0	1,837		1,837	0	(5,927)		(5,927)
Operating pre-tax net income (loss)	$6,329	$(1,221)	(d)	$5,108	$7,064	$(1,370)	(d)	$5,694
Total assets	$1,339,011	$-		$1,339,011	$1,163,815	$-		$1,163,815

(a) Non-interest revenue adjustments is comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund-related revenues recognized upon consolidation of certain Harvest Funds.

(b) The Net Interest Income adjustment is comprised of the non-cash net amortization of liquidity discounts at JMP Credit, due to scheduled contractual repayments, and amortization expense related to an intangible asset.

(c) Non-interest expense adjustments relate to reversals of stock-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended March 31,
	2015	2014
Operating net income	$5,131	$4,380
Addback of Segment Income tax expense	1,198	2,684
Total Segments operating pre-tax net income	$6,329	$7,064
Subtract / (Add back)
Stock compensation expense	1,081	1,248
Deferred compensation program accounting adjustment	1,069	(597)
Net unrealized loss on strategic equity investments and warrants.	(1,020)	174
General loan loss reserve for CLOs	91	545
Total Consolidation Adjustments and Reconciling Items	1,221	1,370
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$5,108	$5,694

Income tax expense (benefit)	7,000	1,696
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(1,892)	$3,998

20. Summarized Financial Information for Equity Method Investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	As of
(In thousands)	March 31, 2015	December 31, 2014
	Net Assets	Net Assets
Harvest Opportunity Partners II	$76,729	$78,856
Harvest Small Cap Partners	257,951	323,439
Harvest Agriculture Select	37,091	35,448
Harvest Technology Partners	21,689	20,542
Harvest Financial Partners	15,999	15,439

(In thousands)	Three Months Ended March 31,
	2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$(2,140)	$(124)	$2,100	$(91)
Harvest Small Cap Partners	(5,726)	(5,892)	14,718	(4,571)
Harvest Franchise Fund	-	-	512	(145)
Harvest Agriculture Select	1,529	(258)	1,063	(105)
Harvest Technology Partners	905	(60)	258	(57)
Harvest Financial Partners	51	(26)	-	-

(1)	HFF was liquidated on December 31, 2014 and its assets were distributed in 2015.

21. Condensed Consolidating Financial Statements

JMP Group Inc., a 100% owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2021. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. The guarantee is full and unconditional.

One of the non-guarantor subsidiaries, JMP Securities, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. This requirement may limit the issuer’s ability to obtain funds from this subsidiary.

The following condensed consolidating financial statements present the consolidated statements of financial condition, condensed consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of JMP Group LLC (parent company and guarantor), JMP Group Inc. (issuer), JMP Investment Holdings (guarantor subsidiary), and the elimination entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

(In thousands)	As of March 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$24	$6,314	$2,595	$40,404	$-	$49,337
Restricted cash and deposits	-	1,123	-	74,041	-	75,164
Receivable from clearing broker	-	-	-	1,552	-	1,552
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	15,414	-	15,414
Marketable securities owned, at fair value	-	-	8,849	28,103	-	36,952
Incentive fee receivable	-	-	-	1,054	-	1,054
Other investments	-	15,039	56,765	29,886	(13,760)	87,930
Loans held for investment, net of allowance for loan losses	-	-	-	1,952	-	1,952
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	1,031,613	-	1,031,613
Interest receivable	-	570	61	2,641	(509)	2,763
Fixed assets, net	-	-	-	2,243	-	2,243
Deferred tax assets	-	11,509	-	-	-	11,509
Other assets	(149)	134,470	1,294	12,515	(126,602)	21,528
Investment in subsidiaries	257,019	78,720	97,816	-	(433,555)	-
Total assets	$256,894	$247,745	$167,380	$1,241,418	$(574,426)	$1,339,011
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$17,677	$-	$17,677
Accrued compensation	250	1,403	241	8,959	-	10,853
Asset-backed securities issued	-	-	-	1,008,806	(13,760)	995,046
Interest payable	568	1,506	-	6,037	(509)	7,602
Note payable	126,547	-	-	(190)	(126,357)	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	21,129	-	-	-	21,129
Other liabilities	804	21,032	141	9,834	(139)	31,672
Total liabilities	$128,169	$139,370	$382	$1,051,123	$(140,765)	$1,178,279
						-
Total members' (deficit) equity	128,725	108,375	135,450	191,754	(433,873)	130,431
Nonredeemable Non-controlling Interest	$-	$-	$31,548	$(1,459)	$212	$30,301
Total equity	$128,725	$108,375	$166,998	$190,295	$(433,661)	$160,732
Total liabilities and equity	$256,894	$247,745	$167,380	$1,241,418	$(574,426)	$1,339,011

(In thousands)	As of December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$-	$5,508	$-	$95,854	$-	$101,362
Restricted cash and deposits	-	1,123	-	65,979	-	67,102
Receivable from clearing broker	-	-	-	1,285	-	1,285
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	10,439	-	10,439
Marketable securities owned, at fair value	-	-	-	29,466	-	29,466
Incentive fee receivable	-	-	-	7,092	-	7,092
Other investments	-	58,012	-	150,935	-	208,947
Loans held for investment, net of allowance for loan losses	-	-	-	1,997	-	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	1,038,848	-	1,038,848
Interest receivable	-	2	-	2,885	(2)	2,885
Fixed assets, net	-	-	-	2,233	-	2,233
Deferred tax assets	-	9,507	-	1,063	-	10,570
Other assets	-	19,354	-	14,422	190	33,966
Investment in subsidiaries		330,469		-	(330,469)	-
Total assets	$-	$423,975	$-	$1,422,498	$(330,281)	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$15,048	$-	$15,048
Accrued compensation	-	150	-	54,589	-	54,739
Asset-backed securities issued	-	-	-	1,001,137	-	1,001,137
Interest payable	-	1,506	-	4,064	(2)	5,568
Note payable	-	-	-	(190)	190	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	17,843	-	1,318	-	19,161
Other liabilities	-	21,247	-	16,063	-	37,310
Total liabilities	$-	$135,046	$-	$1,092,029	$188	$1,227,263
						-
Total members' (deficit) equity	-	288,929	-	174,136	(330,469)	132,596
Nonredeemable Non-controlling Interest	$-	$-	$-	$156,332	$-	$156,332
Total equity	$-	$288,929	$-	$330,468	$(330,469)	$288,928
Total liabilities and equity	$-	$423,975	$-	$1,422,497	$(330,281)	$1,516,191

(In thousands)	For the Three Months Ended March 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$20,694	$-	$20,694
Brokerage	-	-	-	6,065	-	6,065
Asset management fees	-	-	-	4,801	(139)	4,662
Principal transactions	-	(297)	1,193	2,848	-	3,744
Loss on sale, payoff and mark-to-market of loans	-	-	-	(578)	-	(578)
Net dividend income	-	-	77	114	-	191
Other income	-	-	-	740	-	740
Equity earnings of subsidiaries	(533)	289	3,115	-	(2,871)	-
Non-interest revenues	(533)	(8)	4,385	34,684	(3,010)	35,518

Interest income	372	918	177	12,733	(1,423)	12,777
Interest expense	(917)	(2,273)	1,962	(7,483)	1,423	(7,288)
Net interest income	(545)	(1,355)	2,139	5,250	-	5,489

Provision for loan losses	-	-	-	(57)	-	(57)

Total net revenues after provision for loan losses	(1,078)	(1,363)	6,524	39,877	(3,010)	40,950

Non-interest expenses
Compensation and benefits	369	1,721	276	24,698	-	27,064
Administration	130	83	140	1,478	(140)	1,692
Brokerage, clearing and exchange fees	-	-	-	798	-	798
Travel and business development	-	63	-	875	-	938
Communications and technology	-	3	-	967	-	970
Occupancy	-	-	-	813	-	813
Professional fees	315	376	-	283	-	974
Depreciation	-	-	-	226	-	226
Other	-	-	-	530	-	530
Total non-interest expenses	814	2,246	418	30,669	(140)	34,005
Net income (loss) before income tax expense	(1,892)	(3,609)	6,108	9,208	(2,870)	6,945
Income tax expense (benefit)	-	1,368	-	5,632	-	7,000
Net income (loss)	(1,892)	(4,977)	6,108	3,576	(2,870)	(55)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,663	174	-	1,837
Net income (loss) attributable to JMP Group LLC	$(1,892)	$(4,977)	$4,445	$3,402	$(2,870)	$(1,892)

(In thousands)	For the Three Months Ended March 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$25,053	$-	$25,053
Brokerage	-	-	-	6,656	-	6,656
Asset management fees	-	-	-	5,544	-	5,544
Principal transactions	-	1,313	-	(5,006)	-	(3,693)
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	380	-	380
Net dividend income	-	-	-	235	-	235
Other income	-	-	-	222	-	222
Equity earnings of subsidiaries	-	6,118		-	(6,118)	-
Non-interest revenues	-	7,431	-	33,084	(6,118)	34,397

Interest income	-	6	-	8,588	(6)	8,588
Interest expense	-	(1,591)	-	(3,243)	6	(4,828)
Net interest income	-	(1,585)	-	5,345	-	3,760

Provision for loan losses	-	-		(497)		(497)

Total net revenues after provision for loan losses	-	5,846	-	37,932	(6,118)	37,660

Non-interest expenses
Compensation and benefits	-	3,331	-	28,045	-	31,376
Administration	-	277	-	1,445	-	1,722
Brokerage, clearing and exchange fees	-	-	-	925	-	925
Travel and business development	-	41	-	810	-	851
Communications and technology	-	3	-	945	-	948
Occupancy	-	-	-	825	-	825
Professional fees	-	574	-	233	-	807
Depreciation	-	-	-	227	-	227
Other	-	-	-	212	-	212
Total non-interest expenses	-	4,226	-	33,667	-	37,893
Net income (loss) before income tax expense	-	1,620	-	4,265	(6,118)	(233)
Income tax expense (benefit)	-	(2,378)	-	4,074	-	1,696
Net income (loss)	-	3,998	-	191	(6,118)	(1,929)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	(5,927)	-	(5,927)
Net income (loss) attributable to JMP Group LLC	$-	$3,998	$-	$6,118	$(6,118)	$3,998

(In thousands)	For the Three Months Ended March 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(1,892)	$(4,975)	$6,106	$3,577	$(2,871)	$(55)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	57	-	57
Accretion of deferred loan fees	-	-	-	(287)	-	(287)
Amortization of liquidity discount, net	-	-	-	(32)	-	(32)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	357	-	357
Interest paid in kind	-	-	-	(48)	-	(48)
Loss (gain) on sale and payoff of loans	-	-	-	578	-	578
Change in other investments:
Fair value	-	297	(933)	(966)	-	(1,603)
Incentive fees reinvested in general partnership interests	-	-	-	(76)	-	(76)
Realized gain on other investments	-	-	-	(1,298)	-	(1,298)
Depreciation and amortization of fixed assets	-	-	-	226	-	226
Stock-based compensation expense	2,027	-	-	-	-	2,027
Deferred income taxes	-	1,284	-	(255)	-	1,029
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(568)	(61)	292	459	122
Decrease (increase) in receivables	-	-	-	(3,407)	-	(3,407)
Increase in marketable securities	-	-	-	(7,486)	-	(7,486)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(7,109)	-	(7,109)
(Increase) decrease in deposits and other assets	149	-	-	15,565	(3,433)	12,281
Increase in marketable securities sold, but not yet purchased	-	-	-	2,629	-	2,629
Increase in interest payable	568	-	-	1,973	(507)	2,034
(Decrease) increase in accrued compensation and other liabilities	310	1,038	382	(51,706)	(139)	(50,115)
Net cash used in operating activities	$1,162	$(2,819)	$5,494	$(47,422)	$(6,491)	$(50,077)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(236)	-	(236)
Investment in subsidiary	419	10,473	(3,382)	(14,002)	6,491	-
Purchases of other investments	-	(7,041)	-	(855)	-	(7,896)
Sales of other investments	-	193	1,417	7,715	-	9,325
Funding of loans collateralizing asset-backed securities issued	-	-	-	(56,645)	-	(56,645)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	37,318	-	37,318
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	26,246	-	26,246
Principal receipts on loans held for investment	-	-	-	93	-	93
Net change in restricted cash reserved for lending activities	-	-	-	(952)	-	(952)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash provided by (used in) investing activities	$(257,019)	$294,713	$(153,647)	$(10,430)	$6,491	$6,992

Cash flows from financing activities:
Repayment of asset-backed securities issued	-	-	-	(6,448)	-	(6,448)
Distributions and dividend equivalents paid on common shares and RSUs	(1,563)	-	-	-	-	(1,563)
Distributions to non-controlling interest shareholders	-	-	(934)	-	-	(934)
Excess tax benefit related to stock-based compensation	5	-	-	-	-	5
Net cash (used in) provided by financing activities	$255,882	$(175,579)	$143,833	$(6,448)	$-	$(8,940)
Net decrease in cash and cash equivalents	24	806	2,596	(55,448)	-	(52,027)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	24	6,314	2,596	40,406	-	49,335

(In thousands)	For the Three Months Ended March 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$3,998	$-	$191	$(6,118)	$(1,929)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	497	-	497
Accretion of deferred loan fees	-	-	-	(351)	-	(351)
Amortization of liquidity discount, net	-	-	-	(28)	-	(28)
Amortization of debt issuance costs	-	85	-	-	-	85
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	224	-	224
Loss (gain) on sale and payoff of loans	-	-	-	(380)	-	(380)
Change in other investments:
Fair value	-	(1,313)	-	5,514	-	4,201
Incentive fees reinvested in general partnership interests	-	-	-	(1,921)	-	(1,921)
Realized gain on other investments	-	-	-	9	-	9
Depreciation and amortization of fixed assets	-	-	-	227	-	227
Stock-based compensation expense	-	1,959	-	-	-	1,959
Deferred income taxes	-	(900)	-	(259)	-	(1,159)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(1)	-	27	(1)	25
Decrease (increase) in receivables	-	-	-	(15,485)	-	(15,485)
Increase in marketable securities	-	-	-	(2,210)	-	(2,210)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(581)	-	(581)
(Increase) decrease in deposits and other assets	-	(6,052)	-	25,297	183	19,428
Increase in marketable securities sold, but not yet purchased	-	-	-	757	-	757
Increase (decrease) in interest payable	-	588	-	(90)	1	499
Increase (decrease) in accrued compensation and other liabilities	-	779	-	(35,021)	-	(34,242)
Net cash used in operating activities	$-	$(856)	$-	$(23,583)	$(5,935)	$(30,375)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(154)	-	(154)
Investment in subsidiary	-	(18,566)	-	15,342	3,224	-
Purchases of other investments	-	(20,492)	-	(2,790)	-	(23,282)
Sales of other investments	-	89	-	19,852	-	19,941
Funding of loans collateralizing asset-backed securities issued	-	-	-	(127,933)	-	(127,933)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	60,569	-	60,569
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	11,570	-	11,570
Net change in restricted cash reserved for lending activities	-	-	-	(6,940)	-	(6,940)
Net cash provided by (used in) investing activities	$-	$(38,969)	$-	$(30,803)	$3,224	$(66,548)

Cash flows from financing activities:
Proceeds from CLO III credit warehouse	-	-	-	50,413	-	50,413
Proceeds from bond issuance	-	48,300	-	-	-	48,300
Payments of debt issuance costs	-	(1,707)	-	-	-	(1,707)
Repayment of note payable	-	-	-	(17,711)	2,711	(15,000)
Repayment of line of credit	-	-	-	(2,895)	-	(2,895)
Repayment of asset-backed securities issued	-	-	-	(3,139)	-	(3,139)
Distributions and dividend equivalents paid on common shares and RSUs	-	(8)	-	-	-	(8)
Purchases of shares of common stock for treasury	-	(33)	-	-	-	(33)
Capital contributions of redeemable non-controlling interest holders	-	-	-	3,389	-	3,389
Distributions to non-controlling interest shareholders	-	-	-	(579)	-	(579)
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(6,000)	-	(6,000)
Cash settlement of stock-based compensation	-	(48)	-	-	-	(48)
Net cash provided by financing activities	$-	$46,504	$-	$23,478	$2,711	$72,693
Net increase (decrease) in cash and cash equivalents	-	6,678	-	(30,908)	-	(24,230)
Cash and cash equivalents, beginning of period	$-	$4,680	$-	$61,226	$-	$65,906
Cash and cash equivalents, end of period	-	11,358	-	30,318	-	41,676

22. Subsequent Events

On April 13, 2015, the Company’s board of directors declared cash distributions of $0.037 per share for the months of April, May and June 2015. The April distribution is payable on or before May 15, 2015, to shareholders of record as of April 30, 2015. The May distribution is payable on or before June 15, 2015, to shareholders of record as of May 29, 2015. The June distribution is payable on or before July 15, 2015, to shareholders of record as of June 30, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2014 contained in our From 10-K (the “Annual Report”), as well as the Consolidated Financial Statements and Notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this Form 10-Q (the “Quarterly Report”) contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Quarterly Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations.

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees and incentive fees in our asset management business, and interest income on collateralized loan obligations we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private capital market transactions and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

Underwriting Revenues

We earn underwriting revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees, selling concessions and realized and unrealized net gains and losses on equity positions held in inventory for a period of time to facilitate the completion of certain underwritten transactions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues net of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and in valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially completed, the fees are determinable and collection is reasonably assured.

Private Capital Market and other Revenues

We earn agency capital market and other fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”) transactions, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value- added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, and HCC include base management fees and incentive fees earned from managing our family of investment partnerships and a publicly-traded specialty finance company. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Generally, we do not earn management fees on assets calculated on an average assets under management (“AUM”) basis.

As of March 31, 2015 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC (through December 31, 2014) and HGC II (through December 31, 2014), the management and incentive fees earned at HCS were eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At March 31, 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$98,424	$109,345	$18,846	$17,693
Harvest Small Cap Partners	359,734	438,432	7,199	4,576
Harvest Agriculture Select (2)	140,367	110,726	23,296	22,057
Harvest Technology Partners	48,453	46,301	15,504	14,592
Harvest Financial Partners	15,999	15,439	6,264	5,710
Private Equity Funds:
Harvest Growth Capital LLC (3)	37,613	38,087	1,830	1,845
Harvest Growth Capital LLC II (3)	96,697	92,972	2,368	2,281
Funds of Funds:
JMP Masters Fund	46,358	41,330	157	152
REITs:
New York Mortgage Trust	36,903	36,963	N/A	N/A
Loans:
Harvest Capital Credit Corporation	125,991	115,834	N/A	N/A
HCS and HCAP Advisors Totals	$1,006,539	$1,045,429	$75,464	$68,906

CLOs Managed by JMPCA:
CLO I (3)	391,903	397,963	N/A	N/A
CLO II (3)	331,566	331,319	N/A	N/A
CLO III (3)	360,328	360,211	N/A	N/A
JMPCA Totals	$1,083,797	$1,089,493	N/A	N/A

JMP Group LLC Totals	$2,090,336	$2,134,922	$75,464	$68,906

(1)

For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For NYMT, assets under management represent the portion of the net assets of NYMT that is subject to the incentive fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Opportunity Partners II (“HOP II”) and Harvest Agriculture Select (“HAS”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)

HGC, HGC II, HCAP Advisors, CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2014. HGC and HGC II were no longer consolidated effective January 1, 2015.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Contributions	48,629	4,386	-	53,015
Redemptions	(93,487)	-	(492)	(93,979)
Distributions from realization event	-	(139)	-	(139)
Appreciation	(12,408)	(996)	5,520	(7,884)
AUM at March 31, 2015	$662,977	$134,310	$46,358	843,645

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	40,392	3,424	-	43,816
Redemptions	(9,149)	-	-	(9,149)
Appreciation	19,465	(6,019)	3,170	16,616
AUM at March 31, 2014	$744,467	106,087	53,856	904,410

AUM related to hedge funds, private equity funds and funds of funds decreased $49.0 million, or 5.5%, from $892.6 million at December 31, 2014 to $843.6 million at March 31, 2015. This decrease was primarily attributed to redemptions of $93.5 million related to hedge funds managed by HCS, partially offset by capital contributions of $48.6 million in these funds.

AUM related to hedge funds, private equity funds and funds of funds increased $51.3 million, or 6.0%, from $853.1 million at December 31, 2014 to $904.4 million at March 31, 2014. This increase was primarily attributed to capital contributions of $40.4 million and appreciation of $19.5 million related to hedge funds managed by HCS, partially offset by $9.1 million of redemptions in these funds.

(In thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$(505)	180	-	$433	230	$88
Harvest Small Cap Partners	(123)	2,020	(12)	57	1,511	2,425
Harvest Franchise Fund	-	-	-	14	312	-
Harvest Agriculture Select (1)	804	240	106	597	240	80
Harvest Technology Partners	606	75	3	128	78	-
Harvest Financial Partners	17	30	1	-	-	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	(16)	(6)	-	(63)	97	-
Harvest Growth Capital II LLC (2)	(3)	281	-	(240)	281	-
Funds of Funds:
JMP Masters Fund	5	106	10	14	120	16
REITs:
New York Mortgage Trust	-	-	448	-	-	310
Loans:
Harvest Capital Credit Corporation	N/A	613	396	N/A	390	(360)
CLOs:
CLO I (2)	N/A	506	-	N/A	550	-
CLO II (2)	N/A	414	-	N/A	410	-
CLO III (2)	N/A	181	-	N/A	71	-
Totals	$785	$4,640	$952	$940	$4,290	$2,559

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC and HGC II (through December 31, 2014), CLO I, CLO II (effective April 30, 2013), CLO III (effective December 11, 2013) are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which were consolidated in our financial statements through December 31, 2014, as well as unrealized gains and losses on the investments in private companies and investment partnerships sponsored by HCS and JMP Capital LLC (“JMP Capital”).

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit. Gains are recorded when the proceeds exceed the carrying value of the loan.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes revenues from equity method investments and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued, small business loans, and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of the liquidity discount which was recorded at the acquisition date of CLO I. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS”) at JMP Credit to record them at their estimated net realizable value. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans at CLO I deemed impaired subsequent to the acquisition date, or loans held at CLO II or CLO III, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

 In addition, we provide an allowance on a loan-by-loan basis at JMP Credit for all loans that were purchased after the CLO I acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees, travel and business development, communications and technology, professional fees, impairment loss on purchased management contract and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage clearing and exchange fees, travel and business development and communication and technology expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

Compensation is accrued using specific ratios of total compensation and benefits to total revenues based on revenue categories, as adjusted if, in management’s opinion, such adjustments are necessary and appropriate to maintain competitive compensation levels.

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting, and regulatory fees.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We clear our securities transactions through J.P. Morgan Clearing Corp. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

Travel and Business Development

Travel and business development expense is net of expenses reimbursed by clients.

Communications and Technology

Communications and technology expense primarily relates to communication and information processing as well as the subscription of certain market data.

Professional Fees

Professional fees primarily relate to legal and accounting professional services.

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit.

Income Taxes

JMP Group LLC is a publicly traded partnership, and as such, is taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income”.

The Company’s effective tax rate is directly impacted by the proportion of income subject to tax compared income not subject to tax. JMP Group Inc., a wholly owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to corporate-level taxation.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

The Company applies the accounting principles related to uncertainty in income taxes. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income tax.

Non-controlling Interest

Non-controlling interest for the three months ended March 31, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the three months ended March 31, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of a variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. The partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these funds under the equity method of accounting.

The limited liability company agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result, we consolidated HGC from its inception on April 1, 2010 and HGC II from its inception on October 1, 2012. We no longer consolidate HGC and HGC II effective January 1, 2015, upon the adoption of the new consolidation accounting guidance.

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit. As a result of the aforementioned transfer, we own approximately 94% of the subordinated notes of CLO I.

On April 30, 2013, entities sponsored by the Company closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and from issuance through December 31, 2013 owned $17.3 million, or 72.8%, of the subordinated notes of the Issuer (the “Subordinated Notes”). In the first quarter of 2014, the Company repurchased $6.0 million of the subordinated notes, increasing its ownership to 98.0%.

On September 30, 2014, the Company closed on a $370.5 million CLO. The senior notes offered in this transaction were issued by CLO III, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes are subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company, through a wholly-owned subsidiary, manages CLO III and as of September 30, 2014, the Company owned 13.5% of the subordinated notes of the Issuer. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

 Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2014 to 2015
	2015	2014	$	%
Revenues
Investment banking	$20,694	$25,053	$(4,359)	-17.4%
Brokerage	6,065	6,656	(591)	-8.9%
Asset management fees	4,662	5,544	(882)	-15.9%
Principal transactions	3,744	(3,693)	7,437	201.4%
Gain (loss) on sale, payoff and mark-to-market of loans	(578)	380	(958)	-252.1%
Net dividend income	191	235	(44)	-18.7%
Other income	740	222	518	233.3%
Non-interest revenues	35,518	34,397	1,121	3.3%

Interest income	12,777	8,588	4,189	48.8%
Interest expense	(7,288)	(4,828)	(2,460)	51.0%
Net interest income	5,489	3,760	1,729	46.0%

Provision for loan losses	(57)	(497)	440	-88.5%

Total net revenues after provision for loan losses	40,950	37,660	3,290	8.7%

Non-interest expenses
Compensation and benefits	27,064	31,376	(4,312)	-13.7%
Administration	1,692	1,722	(30)	-1.7%
Brokerage, clearing and exchange fees	798	925	(127)	-13.7%
Travel and business development	938	851	87	10.2%
Communication and technology	970	948	22	2.3%
Professional fees	974	807	167	20.7%
Other	1,569	1,264	305	24.1%
Total non-interest expenses	34,005	37,893	(3,888)	-10.3%
Income (loss) before income tax expense	6,945	(233)	7,178	3080.7%
Income tax expense	7,000	1,696	5,304	-312.7%
Net loss	(55)	(1,929)	1,874	-97.1%
Less: Net loss attributable to non-controlling interest	1,837	(5,927)	7,764	-131.0%
Net income (loss) attributable to JMP Group LLC	$(1,892)	$3,998	$(5,890)	147.3%

 Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview

Total net revenues after provision for loan losses increased $3.3 million, or 8.7%, from $37.7 million for the quarter ended March 31, 2014 to $41.0 million for the quarter ended March 31, 2015, resulting form increases in non-interest revenues of $1.1 million, net interest income of $1.7 million, and a decline in provision for loan losses of $0.4 million.

Non-interest revenues increased $1.1 million or 3.3%, from $34.4 million for the quarter ended March 31, 2014 to $35.5 million in the same period in 2015. This increase was primarily driven by $7.4 million increase in principal transactions, partially offset by a $4.4 million decline in investment banking revenues.

Provision for loan losses decreased $0.4 million from $0.5 million for the quarter ended March 31, 2015 to $0.1 million for the quarter ended March 31, 2015. The decline was driven by the general reserve recorded in 2014 in connection with the loan portfolio underlying CLO III whose warehouse closed in the fourth quarter of 2013.

Total non-interest expenses decreased $3.9 million, or 10.3%, from $37.9 million for the quarter ended March 31, 2014 to $34.0 million for the quarter March 31, 2015, primarily due to an increase in compensation and benefits of $4.3 million.

Net income attributable to JMP Group LLC decreased $5.9 million, or 147.3%, from $4.0 million after income tax expense of $1.7 million for the quarter ended March 31, 2014 to a $1.9 million net loss after income tax expense of $7.0 million for the quarter ended March 31, 2015.

Operating Net Income (Non-GAAP Financial Measure)

Management uses Operating Net Income as a key, non-GAAP metric when evaluating the performance of JMP Group LLC’s core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group LLC’s core operations and business activities. Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of our current financial performance. Additionally, management believes that Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group LLC’s ongoing business and facilitates a meaningful comparison of the company’s results in a given period to those in prior and future periods.

However, Operating Net Income should not be considered a substitute for results that are presented in a manner consistent with GAAP. A limitation of the non-GAAP financial measures presented is that, unless otherwise indicated, the adjustments concern gains, losses or expenses that JMP Group LLC generally expects to continue to recognize, and the adjustment of these items should not always be construed as an inference that these gains or expenses are unusual, infrequent or non-recurring. Therefore, management believes that both JMP Group LLC’s GAAP measures of its financial performance and the respective non-GAAP measures should be considered together. Operating Net Income may not be comparable to a similarly titled measure presented by other companies.

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses non-cash stock-based compensation expense recognized under GAAP related to historical equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of that award will be recognized in future periods under GAAP;

(ii)

recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses net non-cash unrealized gains and losses on strategic equity investments and warrants;

(iv)	presents revenues and expenses on a basis that deconsolidates HGC and HGC II (through December 31, 2014), and the CLOs;

(v)	excludes general loan loss reserves on the CLOs; and

(vi)

assumes a combined federal, state and local income tax rate of 38% for the three months ended March 31, 2014 and 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the three months ended March 31, 2015.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2015
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$20,694	$-	$-	$20,694	$-	$-	$20,694
Brokerage	6,065	-	-	6,065	-	-	6,065
Asset management related fees	0	5,000	1,370	6,370	-	(1,462)	4,908
Principal transactions	-	-	-	-	2,918	-	2,918
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(390)	-	(390)
Net dividend income	-	-	-	-	191	-	191
Net interest income	-	-	-	-	3,210	-	3,210
Provision for loan losses	-	-	-	-	2	-	2
Adjusted net revenues	26,759	5,000	1,370	33,129	5,931	(1,462)	37,598

Non-interest expenses
Non-interest expenses	22,200	4,755	1,022	27,977	4,754	(1,462)	31,269

Operating pre-tax net income	4,559	245	348	5,152	1,177	-	6,329

Income tax expense (assumed rate of 38% for Operating Platforms)	1,732	93	132	1,958	(760)	-	1,198

Operating net income (loss)	$2,827	$152	$216	$3,194	$1,937	$-	$5,131

	Three Months Ended March 31, 2014
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$25,143	$-	$-	$25,143	$-	$(90)	$25,053
Brokerage	6,656	-	-	6,656	-	-	6,656
Asset management related fees	50	6,208	1,061	7,319	-	(1,190)	6,129
Principal transactions	-	-	-	-	1,690	-	1,690
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	363	-	363
Net dividend income	-	-	-	-	235	-	235
Net interest income	-	-	-	-	3,621	-	3,621
Provision for loan losses	-	-	-	-	47	-	47
Adjusted net revenues	31,849	6,208	1,061	39,118	5,956	(1,280)	43,794

Non-interest expenses
Non-interest expenses	25,316	6,010	1,024	32,350	5,570	(1,190)	36,730

Operating pre-tax net income	6,533	198	37	6,768	386	(90)	7,064

Income tax expense (assumed rate of 38%)	2,483	75	14	2,572	146	(34)	2,684

Operating net income (loss)	$4,050	$123	$23	$4,196	$240	$(56)	$4,380

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three months ended March 31, 2015 and 2014.

(In thousands)	Three Months Ended March 31,
	2015	2014
Operating net income	$5,131	$4,380
Addback of Segment Income tax expense	1,198	2,684
Total Segments operating pre-tax net income	$6,329	$7,064
Subtract / (Add back)
Stock-based compensation expense	1,081	1,248
Deferred compensation program accounting adjustment	1,069	(597)
Net unrealized loss on strategic equity investments and warrants.	(1,020)	174
General loan loss reserve for the CLOs	91	545
Total Consolidation Adjustments and Reconciling Items	1,221	1,370
Consolidated pre-tax net income attributable to JMP Group LLC	$5,108	$5,694

Income tax expense	7,000	1,696
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(1,892)	$3,998

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Investment Banking

Investment banking revenues decreased $4.4 million, or 17.4%, from $25.1 million for the quarter ended March 31, 2015 to $20.7 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 66.5% for the quarter ended March 31, 2014 to 50.5% for the quarter ended March 31, 2015.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, decreased $4.4 million from $25.1 million for the quarter ended March 31, 2014 to $20.7 million for the same period in 2015. The decrease was driven by declines in our public equity underwriting revenues, which decreased $2.9 million, or 15.0%, from $19.5 million for the quarter ended March 31, 2014 to $16.6 million for the same period in 2015. The decline was attributed to a 17.5% decline in average revenue per deal, partially offset by an increase in the number of executed public equity transactions from 33 to 34 for the quarters ended March 31, 2014 and March 31, 2015 respectively. The number of transactions where we acted as a lead manager increased from 10 to 11, for the quarters ended March 31, 2014 and March 31, 2015. Our strategic advisory revenues decreased $0.6 million, or 17.4%, from $3.3 million for the quarter ended March 31, 2014 to $2.7 million for the quarter ended March 31, 2015. We executed three and four strategic advisory transactions in the quarters ended March 31, 2014 and 2015, respectively. This decline was driven by the 38.1% decrease in average revenues per transaction. Debt and convertible revenue transactions decreased $0.7 million, or 45.4%, from $1.6 million to $0.9 million. This decline was attributed to both a 34.5% reduction in average revenues per transaction, and fewer transactions in 2015. We executed six transactions related to debt and convertible revenue transactions in the quarter ended March 31, 2014 compared to five in the same period in 2015. Private capital markets and other transaction decreased $0.2 million from $0.7 million for the quarter ended March 31, 2014 to $0.5 million for the same period in 2015. We executed one private capital market and other transactions in both quarters ended March 31, 2014 and March 31, 2015. These declines resulted from a 21.6% decline in average revenues per transaction.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.6 million, or 8.9%, from $6.7 million for the quarter ended March 31, 2014 to $6.1 million for the quarter ended March 31, 2015. The decline was mainly the result of a decrease in trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 17.7% for the quarter ended March 31, 2014 to 14.8% for the quarter ended March 31, 2015. On an operating basis, brokerage revenues were 15.2% and 16.1% for the quarters ended March 31, 2014 and 2015, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2015	2014
Base management fees:
Fees reported as asset management fees	$3,710	$2,984
Fees earned at HGC, HGC II when consolidated	-	378
Less: Non-controlling interest in HCAP Advisors	(300)	(191)
Total base management fees	3,410	3,171

Incentive fees:
Fees reported as asset management fees	$952	$2,561
Less: Non-controlling interest in HCAP Advisors	(194)	175
Total incentive fees	758	2,736

Other fee income:
Fundraising and other income:	$740	$222
Total other fee income	740	222

Asset management related fees:
Fees reported as asset management fees	$4,662	$5,545
Fees reported as other income	740	222
Fees earned at HGC, HGC II when consolidated	-	378
Less: Non-controlling interest in HCAP Advisors	(494)	(16)
Total Segment asset management related fee revenues	$4,908	$6,129

Fees reported as asset management fees were $5.5 million and $4.7 million for the quarters ended March 31, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 14.7% for the quarter ended March 31, 2014 to 11.4% for the quarter ended March 31, 2015. Fees reported as other income were $0.2 million and $0.7 million for the quarters ended March 31, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.6% for the quarter ended March 31, 2014 to 1.8% for the same period in 2015.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC (through December 31, 2014), HGC II (through December 31, 2014), and HCAP Advisors (effective May 1, 2013). Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue decreased $1.2 million from $6.1 million for the quarter ended March 31, 2014 to $4.9 million for the quarter ended March 31, 2015. The decline primarily was attributed to the $1.6 million decrease in incentive fees, from $2.6 million for the quarter ended March 31, 2014 to $1.0 million for the same period in 2015. The decline in incentive fees was driven by a $2.4 million decline related to Harvest Small Cap Partners (“HSCP”), partially offset by a $0.6 million increase in HCC, net of non-controlling interest in HCAP Advisors. Total base management fee increased $0.2 million from $3.2 million for the quarter ended March 31, 2014 to $3.4 million for the same period in 2015. On an operating basis, asset management related fees were 14.0% and 13.1% for the quarters ended March 31, 2014 and March 31, 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $7.4 million from a $3.7 million loss for the quarter ended March 31, 2014 to a $3.7 million gain for the same period in 2015. This increase was primarily attributed to $5.3 million in principle transactions losses in 2013 at HGC and HGC II, which are no longer consolidated as of January 1, 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 9.8% for the quarter ended March 31, 2014 and 9.1% for the quarter ended March 31, 2015.

Total segment principal transaction revenues increased $1.2 million from $1.7 million for the quarter ended March 31, 2015 to $2.9 million for the same period in 2015. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2014 and 2015 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended March 31,
(In thousands)	2015	2014

Equity and other securities excluding non-controlling interest	$627	$843
Warrants and other investments	1,380	(24)
Investment partnerships	911	871
Total Segment principal transaction revenues	2,918	1,690
Operating adjustment addbacks	826	(104)
Non-controlling interest in HGC and HGC II	-	(5,279)
Total principal transaction revenues	$3,744	$(3,693)

The increase primarily reflects additional revenues from warrants and other investments, partially offset by declines in equity and other securities. Revenues from warrants and other investments increased by $1.4 million, primarily driven by the gain on a real estate investment banking private equity company of $0.6 million, and the gain on its investment in Sanctuary Wealth Services LLC of $0.7 million. Revenues from investment partnerships were $0.9 million for both quarters ended March 31, 2014 and March 31, 2015. Revenues from equity and other securities decreased $0.2 million, from $0.8 million for the quarter ended March 31, 2014 to $0.6 million for the same period in 2015. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 3.9% for the quarter ended March 31, 2014 to 7.8% for the quarter ended March 31, 2015.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans was earned in our Corporate segment. Gain on sale and payoff of loans decreased $1.0 million, from $0.4 million for the quarter ended March 31, 2014 to a $0.6 million loss for the quarter ended March 31, 2015, respectively. On a segment basis, gain on sale and payoff of loans decreased from a $0.4 million gain for the quarter ended March 31, 2014 to a $0.4 million loss for the same period in 2015.

Net Dividend Income

Net dividend income was $0.2 million for both the quarters ended March 31, 2014 and 2015. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2015	2014
CLO I loan contractual interest income	$3,393	$4,012
CLO I ABS issued contractual interest expense	(964)	(1,016)
Net CLO I contractual interest	2,429	2,996

CLO II loan contractual interest income	$4,075	$3,715
CLO II ABS issued contractual interest expense	(1,683)	(1,680)
Net CLO II contractual interest	2,392	2,035

CLO III loan contractual interest income	$4,596	$-
CLO III ABS issued contractual interest expense	(2,070)	-
Net CLO III contractual interest	2,526	-

Bond Payable interest expense	(2,273)	(1,585)

Less: Non-controlling interest in CLOs	(2,279)	(139)

Other interest income	415	314

Total Segment net interest income	$3,210	$3,621

Non-controlling interest in CLOs	2,279	139

Total net interest income (expense)	$5,489	$3,760

Net interest income increased from $3.8 million net interest expense for the quarter ended March 31, 2014 to $5.5 million net interest income for the quarter ended March 31, 2015. The net interest income increase was driven primarily by the CLO III interest earned in the quarter ended March 31, 2015, offset by a additional bond interest expense from a full quarter of the January 2014 bond issuance. As a percentage of total net revenues after provision for loan losses, net interest income was 10.0% for the quarter ended March 31, 2014 and 13.4% for the quarter ended March 31, 2015.

Total segment net interest income decreased from $3.6 million for the quarter ended March 31, 2014 to $3.2 million for the quarter ended March 31, 2015. Net interest income is earned in our Corporate segment, and largely reflects our portion of the net CLOs contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income increased from 8.3% for the quarter ended March 31, 2014 to 8.5% for the quarter ended March 31, 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,393	$370,991	3.66%	0.24%	3.42%
CLO I ABS issued contractual interest expense	(964)	(371,134)	1.18%	0.24%	0.94%
CLO II loan contractual interest income	4,075	329,188	4.95%	0.25%	4.70%
CLO II ABS issued contractual interest expense	(1,683)	(318,159)	2.12%	0.25%	1.87%
CLO III loan contractual interest income	4,596	355,513	5.17%	0.25%	4.92%
CLO III warehouse/ABS issued contractual interest expense	(2,070)	(332,100)	2.49%	0.25%	2.24%
Net CLO contractual interest	$7,347	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 31, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4,012	$405,259	3.96%	0.24%	3.72%
CLO I ABS issued contractual interest expense	(1,016)	(416,783)	1.10%	0.24%	0.86%
CLO II loan contractual interest income	3,715	325,862	4.56%	0.24%	4.32%
CLO II ABS issued contractual interest expense	(1,680)	(319,679)	2.10%	0.24%	1.86%
Net CLO contractual interest	$5,031	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $0.4 million, or 88.5%, from $0.5 million for the quarter ended March 31, 2014 to $0.1 million for the same period in 2015. The decline was driven by the general reserve recorded in 2014 in connection with the loan portfolio underlying CLO III whose warehouse closed in the fourth quarter of 2013. As a percent of net revenues after provision for loan losses, provision for loan losses were 1.3% for the quarter ended March 31, 2014 and 0.1% for the quarter ended March 31, 2015.

Total segment provision for loan losses decreased from $47 thousand for the quarter ended March 31, 2014 to a $2 thousand for the quarter ended March 31, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2015 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.1% and less than 0.1% for the quarters ended March 31, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $4.3 million, or 13.7%, from $31.4 million for the quarter ended March 31, 2014 to $27.1 million for the quarter ended March 31, 2015.

Employee payroll, taxes and benefits, and consultant fees were $9.6 million and $12.1 million for the quarters ended March 31, 2014 and 2015, respectively. The increase was driven by $1.0 million in employer matching in retirement contributions. The matching program began January 1, 2015. Performance-based bonus and commission decreased $6.9 million from $19.8 million for the quarter ended March 31, 2014 to $12.9 million for the quarter ended March 31, 2015. The decline was primarily attributed to the decrease in net revenues that drive the bonus calculations.

Equity-based compensation was $2.0 million for both the quarters ended March 31, 2014 and 2015. The equity-based compensation included a $0.3 million increase in stock options and share appreciation rights, offset by a decline of $0.2 million related to RSUs.

Compensation and benefits as a percentage of revenues decreased from 83.3% of total net revenues after provision for loan losses for the quarter ended March 31, 2014 to 66.1% for the same period in 2015. Approximately $5.3 million of the unrealized loss at HGC, HGC II for the quarter ended March 31, 2014 was attributable to non-controlling interest holders and therefore, did not have associated performance-based bonus expense, resulting in the higher percentages for the quarter ended March 31, 2014.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash stock-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $5.5 million from $30.3 million for the quarter ended March 31, 2014 to $24.8 million for the quarter ended March 31, 2015. As a percent of total segment net revenues, compensation and benefits were 69.3% and 66.1% for the quarters ended March 31, 2014 and 2015, respectively.

Administration

Administration expense was $1.7 million for both the quarters ended March 31, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 4.6% for the quarter ended March 31, 2014 to 4.1% for the same period in 2014.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million from $0.9 million for the quarter ended March 31, 2014 to $0.8 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.5% for the quarter ended March 31, 2014 to 1.9% for the same period in 2015.

Travel and Business Development

Travel and business development expenses were $0.9 million for both the quarters ended March 31, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 2.3% for the quarters ended March 31, 2014 and 2015.

Communications and Technology

Communications and technology expenses were $0.9 million and $1.0 million for the quarters ended March 31, 2014 and March 31, 2015, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 2.5% for the quarter ended March 31, 2014 to 2.4% for the same period in 2015.

Professional Fees

Professional fees increased $0.2 million from $0.8 million for the quarter ended March 31, 2014 to $1.0 million for the quarter ended March 31, 2015. This increase was primarily attributed to fees associated with the restructuring of the Company into a publicly traded partnership. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.1% for the quarter ended March 31, 2014 to 2.4% for the same period in 2015.

 Other Expenses

Other expenses increased $0.3 million, or 24.1%, from $1.3 million for the quarter ended March 31, 2014 to $1.6 million for the quarter ended March 31, 2015. As a percentage of total net revenues after provision for loan losses, other expenses were 3.4% and 3.8% for the quarters ended March 31, 2015 and 2014.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from a $5.9 million loss for the quarter ended March 31, 2014 to a $1.8 million gain for the quarter ended March 31, 2015. The decrease primarily results from non-controlling interest in HGC and HGC II, which were deconsolidated effective January 1, 2015. Non-controlling interest for the quarter ended March 31, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended March 31, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended March 31, 2015 and 2014, we recorded income tax expense of $7.0 million and $1.7 million, respectively. The increase was attributed to a one-time tax event, triggered by the Reorganization Transaction that occurred January 1, 2015.

Effective January 1, 2015, JMP Group LLC qualifies as a publicly traded partnership taxable as a partnership for United States federal income tax purposes. The Company has two intermediate holding subsidiaries, JMP Group Inc. and JMP Investment Holdings LLC. JMP Group Inc. is a wholly-owned corporate subsidiary and income earned by this subsidiary is subject to U.S. federal and state income taxation. Income earned by JMP Investment Holdings LLC, a wholly-owned non-corporate subsidiary and not subject to U.S. federal corporate income tax, is allocated to JMP Group LLC shareholders. The qualification as a publicly traded partnership partially offset the increased income tax expense, arising from the Reorganization Transaction.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the three months ended March 31, 2014 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $1.5 million from $2.7 million for the quarter ended March 31, 2014 to $1.2 million for the quarter ended March 31, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2015 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2015, we had net liquid assets of $38.2 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2015 and December 31, 2014, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $15.1 million and $138.7 million, respectively, which represented 1.1% and 9.1% of total assets, respectively. Level 3 assets decreased by $123.6 million, driven by the adjustment for adoption of new consolidation accounting guidance. Under this new guidance, effective January 1, 2015 the Company no longer consolidates the $123.5 million Level 3 assets held at HGC and HGC II.

Liquidity Considerations Related to CLOs

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of CLO I. In December 2009, we repurchased the contingent consideration for $1.8 million. As we own substantially all of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity with no recourse to us.

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $4.7 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as a disregarded entity such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II or CLO III, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of the par value for CLO I and generally below 80% of the par value for CLO II and CLO III) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At March 31, 2015, we had $1,031.6 million of loans collateralizing asset-backed securities, net, $56.1 million of restricted cash and $2.7 million of interest receivable funded by $995.0 million of asset-backed securities issued, net, and interest payable of $6.1 million. These assets and liabilities represented 82.1% of total assets and 85.8% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at March 31, 2015.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of March 31, 2015.

(Dollars in thousands)	As of March 31, 2015
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	128	$247,746	23.8%
B2	235	377,398	36.2%
B3	71	115,348	11.1%
Ba1	9	22,607	2.2%
Ba2	47	92,771	8.9%
Ba3	76	162,373	15.5%
Baa2	2	3,760	0.4%
Baa3	1	9,319	0.9%
Caa1	5	8,428	0.8%
Caa2	3	1,753	0.2%
Total	577	$1,041,503	100%

(Dollars in thousands)	As of March 31, 2015
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	57	11/2015-1/2022	$19,779
$500 - $2,000	368	5/2016-3/2022	509,051
$2,000 - $5,000	132	6/2016-2/2022	366,135
$5,000 - $10,000	18	3/2015-4/2021	124,689
$10,000+	2	5/2016-5/2016	21,849
Total	577		$1,041,503

(Dollars in thousands)	As of March 31, 2015
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	21	$31,958	3.1%
Automobile	30	62,390	5.9%
Banking	28	43,987	4.2%
Beverage, Food & Tobacco	24	50,941	4.9%
Broadcasting and Entertainment	3	11,422	1.1%
Capital Equipment	17	25,501	2.5%
Cargo Transport	1	6,410	0.6%
Chemicals, Plastics and Rubber	22	60,241	5.8%
Construction & Building	12	19,950	1.9%
Consumer Goods: Durable	15	27,619	2.7%
Consumer Goods: Non-durable	7	9,624	0.9%
Containers, Packaging and Glass	16	22,359	2.2%
Diversified Natural Resources, Precious Metals and Minerals	2	2,523	0.2%
Diversified/Conglomerate Manufacturing	8	5,053	0.5%
Diversified/Conglomerate Service	14	19,225	1.9%
Ecological	5	3,392	0.3%
Electronics	9	20,655	2.0%
Energy: Electricity	8	16,893	1.6%
Energy: Oil & Gas	13	15,503	1.5%
Environmental Industries	13	16,999	1.6%
Farming & Agriculture	1	1,463	0.1%
Finance	4	6,585	0.6%
Forest Products & Paper	3	5,829	0.6%
Grocery	2	3,233	0.3%
Healthcare, Education & Childcare	41	88,522	8.5%
High Tech Industries	39	69,508	6.6%
Home and Office Furnishings, Housewares and Durable Consumer Products	3	6,389	0.6%
Hotels, Motels, Inns, Gaming & Leisure	30	56,804	5.5%
Insurance	2	4,567	0.4%
Leisure , Amusement, Motion Pictures & Entertainment	7	15,011	1.4%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	767	0.1%
Media, Advertising, Printing & Publishing	6	7,262	0.7%
Media: Broadcasting & Subscription	13	23,095	2.2%
Media: Diversified & Production	5	10,123	1.0%
Metals & Mining	11	18,774	1.8%
Mining, Steel, Iron and Non-Precious Metals	1	2,765	0.3%
Oil and Gas	2	11,229	1.1%
Personal & Non-Durable Consumer Products	6	10,114	1.0%
Personal Transportation	2	2,959	0.3%
Personal, Food & Misc Services	6	5,705	0.6%
Printing & Publishing	3	10,825	1.0%
Retail Store	33	52,210	5.0%
Services: Business	33	59,122	5.7%
Services: Consumer	18	40,018	3.8%
Telecommunications	16	20,979	2.0%
Textiles & Leather	1	2,562	0.3%
Transportation: Cargo	6	8,411	0.8%
Transportation: Consumer	3	6,421	0.6%
Utilities	10	15,620	1.5%
Wholesale	1	1,986	0.2%
	577	1,041,503	100%

Other Liquidity Considerations

As of March 31, 2015, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. These 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2014.

In connection with the Reorganization Transaction, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among the JMP Group Inc., JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes, and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014 and the Third Supplemental Indenture.

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with CNB provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of March 31, 2015.

The Credit Agreement provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMP Holding LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan may not be used for any purpose other than to make equity investments in CLOs and by CLOs to make certain permitted investments in collateralized loan obligations.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of September 30, 2014, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011, by and between CNB and JMP Securities, as amended, JMP Securities held a subordinated revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. Pursuant to the Amendment, the prior $15.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2014, was increased to $20.0 million and renewed for one year. On May 6, 2015, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of March 31, 2015.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2015, we paid out $50.3 million of cash bonuses for 2014, excluding employer payroll tax expense.

In January 2015, we converted to a publicly traded partnership and declared three monthly cash distributions of $0.035 per share for the first quarter of 2015, representing a 50% increase over our most recent quarterly dividend, which was paid in November 2014. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. On January 12, 2015, the Company’s board of directors declared cash distributions of $0.035 per share for the months of January, February and March, 2015. The January distribution was paid February 13, 2015, to shareholders of record as of January 30, 2015. The February distribution was paid March 13, 2015, to shareholders of record as of February 27, 2015. The March distribution was paid April 15, 2015, to shareholders of record as of March 31, 2015.

The Company did not repurchase any of the Company’s common shares in the first quarter of 2015.

We had total restricted cash of $75.2 million comprised primarily of $56.1 million of restricted cash at JMP Investment Holdings on March 31, 2015. This balance was comprised of $16.1 million in interest received from loans in the CLOs, and $40.1 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company‘s common shares, halting cash distributions on our common shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $31.9 million and $64.3 million, which were $30.9 million and $63.3 million in excess of the required net capital of $1.0 million at March 31, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.39 to 1 and 0.19 to 1 at March 31, 2015 and December 31, 2014.

A condensed table of cash flows for the three months ended March 31, 2015 and 2014 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2014 to 2015
	2015	2014	%	%
Cash flows used in operating activities	$(50,077)	$(30,375)	$(19,702)	-64.9%
Cash flows provided by (used in) investing activities	6,992	(66,548)	73,540	110.5%
Cash flows (used in) provided by financing activities	(8,940)	72,693	(81,633)	-112.3%
Total cash flows	$(52,025)	$(24,230)	$(27,795)	-114.7%

Cash Flows for the Three Months Ended March 31, 2015

Cash decreased by $52.0 million during the three months ended March 31, 2015, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $50.1 million of cash from the net loss of $0.1 million, adjusted for the cash used by operating assets and liabilities of $51.1 million, and provided by non-cash revenue and expense items of $1.0 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $50.1 million, an increase in marketable securities of $7.5 million, and an increase in restricted cash of $7.1 million, partially offset by a decline in deposits and other assets of $12.3 million.

Our investing activities provided $7.0 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $37.3 million, and principal receipts on loans collateralizing asset-backed securities of $26.2 million, partially offset by $56.6 million funding of loans collateralizing ABS.

Our financing activities used $8.9 million of cash primarily due to $6.4 million repayment of ABS issued and $1.6 million distributions and dividend equivalents paid on common shares and RSUs.

Cash Flows for the Three Months Ended March 31, 2014

Cash decreased by $24.2 million during the three months ended March 31, 2014, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $30.4 million of cash from the net loss of $1.9 million, adjusted for the cash used by operating assets and liabilities of $31.8 million, and provided by non-cash revenue and expense items of $3.3 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation of $34.2 million, an increase in receivables of $15.5 million and an increase in marketable securities of $2.2 million, partially offset by a decrease in restricted cash and other assets of $18.8 million.

Our investing activities used $66.5 million of cash primarily due to funding of loans collateralizing ABS of $127.9 million and purchases of other investments of $23.3 million, partially offset by cash provided by the sales and payoff of loans collateralizing ABS of $60.6 million and sales of investments of $20.0 million.

Our financing activities provided $72.7 million of cash primarily due to $50.4 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, partially offset by the $15.0 million repayment of a term loan and $6.0 million purchase of subsidiary shares.

 Contractual Obligations

As of March 31, 2015, our aggregate minimum future commitment on our leases was $24.2 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $23.9 million and $24.3 million and standby letters of credit of $1.6 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2015. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case by case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers.

We had no other material off-balance sheet arrangements as of March 31, 2015. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those discussed under the caption “Risk Factors” in our Annual Report cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•

the nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

Our significant accounting policies are described further in the “Critical Accounting Policies and Estimates” section and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments.

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 930 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities.

In connection with our sales and trading business, management evaluates the amount of risk in specific trading activities and determines our tolerance for such activities. Management monitors risks in its trading activities by establishing limits for the trading desk and reviewing daily trading results, inventory aging, and securities concentrations. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters. Activities include price verification procedures, position reconciliations and reviews of transaction bookings. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

Equity Price and Liquidity Risk

Equity price and liquidity risk represents the potential loss in value due to adverse changes in the level of market activity and volatility of equity prices. We are exposed to equity price and liquidity risk through our trading activities in both listed and OTC equity markets and security positions in our principal investment portfolio. We attempt to reduce the risk of loss inherent in our inventory of equity securities by establishing position limits, monitoring inventory turnover and entering into hedging transactions designed to mitigate our market risk profile.

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $37.0 million as of March 31, 2015. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $17.7 million as of March 31, 2015. The net potential loss in fair value for our marketable equity securities portfolio as of March 31, 2015, using a hypothetical 10% decline in prices, is estimated to be approximately $1.9 million. In addition, as of March 31, 2015, we have invested $76.0 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2015, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $7.6 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of March 31, 2015, approximately 88.0% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.98%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

Credit Risk

Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

Through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.

Credit risk also includes the risk that we will not fully collect the principal we have invested in loans held for investment and loans collateralizing asset-backed securities issued due to borrower defaults. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

Inflation Risk

Because our assets are generally liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our combined financial condition and results of operations in certain businesses.

ITEM 4.	Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Management, after consultation with legal counsel, believes that the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

The risk factors included in our Annual Report continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. There have not been any material changes from the risk factors previously described in our Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended March 31, 2015.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

January 1, 2015 to January 31, 2015	-	$0.00	-	584,028
February 1, 2015 to February 28, 2015	-	$0.00	-	584,028
March 1, 2015 to March 31, 2015	-	$0.00	-	584,028
Total	0		0

(1)	On October 30, 2014, the Company’s board of directors increased the Company’s share repurchase to 1,000,000 shares through December 31, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).