Form 10-Q
period 2015-06-30
JMP GROUP LLC
filed 2015-08-04
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of July 31, 2015: 21,240,820.

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

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$35,511	$101,362
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 and $220 at June 30, 2015 and December 31, 2014, respectively)	107,840	67,102
Receivable from clearing broker	1,450	1,285
Investment banking fees receivable, net of allowance for doubtful accounts of zero and $5 at June 30, 2015 and December 31, 2014, respectively	16,071	10,439
Marketable securities owned, at fair value	58,820	29,466
Incentive fee receivable	1,494	7,092
Other investments (includes $77,595 and $206,819 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	79,363	208,947
Loans held for investment, net of allowance for loan losses	2,611	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	982,486	1,038,848
Interest receivable	2,463	2,885
Cash collateral posted for total return swap	25,000	-
Fixed assets, net	3,008	2,233
Deferred tax assets	11,324	10,570
Other assets	22,750	33,966
Total assets	$1,350,191	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$13,633	$15,048
Accrued compensation	21,842	54,739
Asset-backed securities issued	987,434	1,001,137
Interest payable	5,095	5,568
Bond payable	94,300	94,300
Deferred tax liability	20,837	19,161
Other liabilities	42,445	37,310
Total liabilities	1,185,586	1,227,263

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2015 and December 31, 2014; 21,240,820 and 21,216,258 shares outstanding at June 30, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	139,034	134,800
Treasury shares at cost, 1,539,232 and 1,563,794 shares at June 30, 2015 and December 31, 2014, respectively	(10,154)	(10,316)
Retained earnings	7,241	8,090
Total JMP Group LLC shareholders' equity	136,144	132,597
Nonredeemable Non-controlling Interest	28,461	156,332
Total equity	164,605	288,929
Total liabilities and equity	$1,350,191	$1,516,192

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	June 30, 2015	December 31, 2014

Cash and cash equivalents	$852	$1,294
Restricted cash	92,719	50,617
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	982,486	1,038,848
Interest receivable	2,428	2,861
Incentive fees receivable	649	902
Deferred tax assets	-	1,063
Other assets	5,400	5,156
Total assets of consolidated VIEs	$1,084,534	$1,100,741

Accrued compensation and other liabilities	2,049	1,918
Asset-backed securities issued	987,434	1,001,137
Note payable (1)	2,500	2,500
Interest payable	3,636	4,107
Deferred tax liability	-	1,317
Total liabilities of consolidated VIEs	$995,619	$1,010,979

(1)	June 30, 2015 and December 31, 2014 balances are inclusive of a $2.5 million intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Investment banking	$21,331	$23,061	$42,025	$48,114
Brokerage	6,404	6,474	12,469	13,130
Asset management fees	4,721	14,858	9,383	20,402
Principal transactions	2,857	9,688	6,601	5,995
Loss on sale, payoff and mark-to-market of loans	(1,132)	(551)	(1,710)	(171)
Net dividend income	256	262	447	497
Other income	62	150	802	372
Non-interest revenues	34,499	53,942	70,017	88,339

Interest income	12,801	9,212	25,578	17,800
Interest expense	(7,386)	(5,424)	(14,674)	(10,252)
Net interest income	5,415	3,788	10,904	7,548

Reversal (Provision) for loan losses	545	(212)	488	(709)

Total net revenues after provision for loan losses	40,459	57,518	81,409	95,178

Non-interest expenses
Compensation and benefits	27,524	37,979	54,588	69,355
Administration	2,293	1,760	3,985	3,482
Brokerage, clearing and exchange fees	814	818	1,612	1,743
Travel and business development	1,295	980	2,233	1,831
Communications and technology	982	942	1,952	1,890
Occupancy	961	851	1,774	1,676
Professional fees	1,040	1,269	2,014	2,076
Depreciation	215	227	441	454
Other	698	330	1,228	542
Total non-interest expenses	35,822	45,156	69,827	83,049
Net income before income tax expense	4,637	12,362	11,582	12,129
Income tax (benefit) expense	(2,864)	2,450	4,136	4,146
Net income	7,501	9,912	7,446	7,983
Less: Net income attributable to nonredeemable non-controlling interest	1,675	6,717	3,512	790
Net income attributable to JMP Group LLC	$5,826	$3,195	$3,934	7,193

Net income attributable to JMP Group LLC per common share:
Basic	$0.26	$0.14	$0.18	$0.31
Diluted	$0.25	$0.13	$0.17	$0.30

Distributions declared per common share	$0.111	$0.050	$0.216	$0.095

Weighted average common shares outstanding:
Basic	21,233	21,712	21,225	21,766
Diluted	22,964	23,745	22,800	23,640

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,501	$9,912	$7,446	$7,983
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	-	-	-
Comprehensive income	7,501	9,912	7,446	7,983
Less: Comprehensive income attributable to non-controlling interest	1,675	6,717	3,512	790
Comprehensive income attributable to JMP Group LLC	$5,826	$3,195	$3,934	$7,193

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Capital	Earnings	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income	-	-	-	-	3,934	3,512	7,446
Additonal paid-in capital - share-based compensation	-	-	-	4,210	-	-	4,210
Excess tax benefit related to share-based compensation	-	-	-	9	-	-	9
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(4,783)	-	(4,783)
Reissuance of common shares from treasury	-	-	162	15	-	-	177
Distributions to non-controlling interest holders	-	-	-	-	-	(4,884)	(4,884)
Capital contributions from non-controlling interest holders	-	-	-	-	-	435	435
Balance, June 30, 2015	22,780	$23	$(10,154)	$139,034	$7,241	$28,461	$164,605

	JMP Group LLC's Equity
					Retained
				Additional	Earnings	Nonredeemable
	Common Shares		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$110,855	$237,240
Net income (loss)	-	-	-	-	7,193	790	7,983
Additonal paid-in capital - share-based compensation	-	-	-	3,814	-	-	3,814
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,188)	-	(2,188)
Purchases of common shares for treasury	-	-	(1,366)	-	-	-	(1,366)
Reissuance of common shares from treasury	-	-	517	82	-	-	599
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	(2,851)	(2,851)
Capital contributions from non-controlling interest holders	-	-	-	-	-	4,430	4,430
Balance, June 30, 2014	22,780	$23	$(6,925)	$135,599	$4,896	$108,068	$241,661

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,446	$7,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal) provision for doubtful accounts	(5)	75
(Reversal) provision for loan losses	(488)	709
Accretion of deferred loan fees	(988)	(563)
Amortization of liquidity discount, net	(64)	(58)
Amortization of debt issuance costs	105	190
Amortization of original issue discount, related to CLO II and CLO III	720	452
Interest paid in kind	(97)	(67)
Loss on sale and payoff of loans	1,710	171
Change in other investments:
Fair value	(1,232)	(4,507)
Incentive fees reinvested in general partnership interests	(110)	(9,809)
Realized gain on other investments	(2,649)	(691)
Depreciation and amortization of fixed assets	441	454
Share-based compensation expense	4,387	4,461
Deferred income taxes	922	4,204
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	422	(51)
(Increase) decrease in receivables	(4,373)	275
Increase in marketable securities	(29,354)	(7,547)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	1,537	(10,542)
Decrease (increase) in deposits and other assets	11,244	(7,309)
(Decrease) increase in marketable securities sold, but not yet purchased	(1,415)	10,920
(Decrease) increase in interest payable	(473)	659
Decrease in accrued compensation and other liabilities	(28,396)	(11,780)
Net cash used in operating activities	(40,710)	(22,371)

Cash flows from investing activities:
Purchases of fixed assets	(1,216)	(331)
Purchases of other investments	(7,207)	(26,304)
Sales of other investments	18,002	24,357
Funding of loans collateralizing asset-backed securities issued	(136,462)	(282,311)
Funding of loans held for investment	(610)	(728)
Sale and payoff of loans collateralizing asset-backed securities issued	146,319	155,836
Principal receipts on loans collateralizing asset-backed securities issued	46,335	37,815
Repayments on loans held for investment	93	-
Net change in restricted cash reserved for lending activities	(42,275)	(14,371)
Cash collateral posted for total return swap	(25,000)	-
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	(260)	-
Net cash provided by (used in) investing activities	(2,281)	(106,037)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from line of credit	-	691
Proceeds from CLO III credit warehouse	-	97,510
Proceeds from bond issuance	-	48,300
Payments of debt issuance costs	-	(1,707)
Repayment of note payable	-	(15,000)
Repayment of line of credit	-	(2,895)
Repayment of asset-backed securities issued	(14,423)	(6,771)
Distributions and dividend equivalents paid on common shares and RSUs	(3,997)	(2,188)
Purchases of common shares for treasury	-	(1,366)
Capital contributions of nonredeemable non-controlling interest holders	435	4,430
Distributions to non-controlling interest shareholders	(4,884)	(2,851)
Purchase of subsidiary shares from non-controlling interest holders	-	(6,000)
Cash settlement of share-based compensation	-	(48)
Excess tax benefit related to share-based compensation	9	-
Net cash (used in) provided by financing activities	(22,860)	112,105
Net decrease in cash and cash equivalents	(65,851)	(16,303)
Cash and cash equivalents, beginning of period	101,362	65,906
Cash and cash equivalents, end of period	$35,511	$49,603

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13,672	$9,214
Cash (refunded) paid during the period for taxes	$(59)	$9,439

Non-cash investing and financing activities:
Reissuance of shares of common shares from treasury related to vesting of restricted share units and exercises of share options	$162	$517

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business through JMP Credit Corporation (“JMP Credit”) and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Exchange Act, and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”) and JMPCA CLO III Ltd (“CLO III”). On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMP Credit Advisors TRS Ltd (“JMPCA TRS”), to enter into a total return swap (“TRS”). Refer to Note 2 for further discussion.

In the third quarter of 2014, the board of directors of the predecessor entity, JMP Group Inc., approved a transaction to convert the Company’s corporate form from a Delaware corporation to a Delaware limited liability company (the “Reorganization Transaction”). The Company’s shareholders approved the Reorganization Transaction at a meeting of the shareholders on December 1, 2014. In connection with the Reorganization Transaction, JMP Group Inc. entered into an agreement and plan of merger, dated August 20, 2014 (the “Merger Agreement”) with JMP Group LLC, a Delaware limited liability company and JMP Merger Corp., a Delaware corporation and wholly-owned subsidiary of JMP Group LLC. On January 1, 2015, JMP Group LLC completed the Reorganization Transaction with JMP Group LLC as the surviving entity. JMP Group LLC filed a current report on Form 8-K on January 2, 2015 for the purpose of establishing JMP Group LLC as the successor issuer to JMP Group Inc. pursuant to Rule 12g-3(a) under the Exchange Act. The effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. are described in greater detail in the current report on Form 8-K filed on January 2, 2015 by JMP Group LLC. The Reorganization Transaction resulted in each share of issued and outstanding JMP Group Inc. stock being exchanged for a limited liability company interest in JMP Group LLC.

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

On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMPCA TRS, to enter into a TRS. Under the TRS, the Company receives the sum of all interest, fees and any positive change in fair value amounts from a loan portfolio held by the counterparty and pays interest on the loan portfolio plus any negative change in fair value amounts from such referenced assets. The Company performed a consolidation analysis on JMPCA TRS. The entity was not considered a VIE, as there is sufficient equity at risk and equity investors have the characteristics of a controlling financial interest. As JMPCA TRS is 100% owned and controlled by the Company, the entity was consolidated.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, JMPCA TRS (effective May 8, 2015), (and the partially-owned subsidiaries HGC (from April 1, 2010 through December 31, 2014), HGC II (from October 1, 2012 through December 31, 2014), CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014 relate to the interest of third parties in the partly-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2014-9, Revenue from Contracts with Customers was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. In July 2015, the Financial Accounting Standards Board (“FASB”) approved a one year deferral of the effective date of ASU 2014-9. Its adoption may have an impact on the Company’s financial statements; however, the extent is not yet determined.

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

ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), was issued May 2015, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-07 is not anticipated to impact the Company’s consolidated financial position or results of operation. Its adoption will result in a revision to disclosures of investments held at net asset value.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2015 and December 31, 2014:

	At June 30, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$35,511	$35,511	$-	$-	$35,511
Restricted cash and deposits	107,840	107,840	-	-	107,840
Marketable securities owned	58,820	58,820	-	-	58,820
Other investments	79,363	-	62,824	16,539	79,363
Loans held for investment, net of allowance for loan losses	2,611	-	-	2,398	2,398
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	982,486	-	981,831	-	981,831
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Long term receivable	689	-	-	752	752
Total assets:	$1,292,320	$227,171	$1,044,655	$19,689	$1,291,515

Liabilities:
Marketable securities sold, but not yet purchased	$13,633	$13,633	$-	$-	$13,633
Asset-backed securities issued	987,434	-	978,703	-	978,703
Bond payable	94,300	95,631		-	95,631
Total liabilities:	$1,095,367	$109,264	$978,703	$-	$1,087,967

	At December 31, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$101,362	$101,362	$-	$-	$101,362
Restricted cash and deposits	67,102	67,102	-	-	67,102
Marketable securities owned	29,466	29,466	-	-	29,466
Other investments (1)	208,947	3,539	64,628	138,652	206,819
Loans held for investment, net of allowance for loan losses	1,997	-	-	1,734	1,734
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	-	1,031,885	-	1,031,885
Long term receivable	860	-	-	960	960
Total assets:	$1,448,582	$201,469	$1,096,513	$141,346	$1,439,328

Liabilities:
Marketable securities sold, but not yet purchased	$15,048	$15,048	$-	$-	$15,048
Asset-backed securities issued	1,001,137	-	992,625	-	992,625
Bond payable	94,300	96,017	-	-	96,017
Total liabilities:	$1,110,485	$111,065	$992,625	$-	$1,103,690

(1) Includes equity securities in HGC and HGC II which were deconsolidated effective January 1, 2015.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$58,820	$-	$-	$58,820
Other investments:
Investments in hedge funds managed by HCS	-	62,543	-	62,543
Investments in private equity funds managed by HCS	.	.	4,474	4,474
Investments in funds of funds managed by HCS	-	-	167	167
Total investment in funds managed by HCS	-	62,543	4,641	67,184
Limited partnership in investments in private equity/ real estate funds	-	-	9,031	9,031
TRS (Note 2)	-	281	-	281
Equity securities in JMP Capital	-	-	1,099	1,099
Total other investments	-	62,824	14,771	77,595
Total assets:	$58,820	$62,824	$14,771	$136,415

Marketable securities sold, but not yet purchased	13,633	-	-	13,633

Total liabilities:	$13,633	$-	$-	$13,633

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,466	$-	$-	$29,466
Other investments:
Investments in hedge funds managed by HCS	-	64,628	-	64,628
Investments in funds of funds managed by HCS	-	-	152	152
Total investment in funds managed by HCS	-	64,628	152	64,780
Limited partnership in investments in private equity/ real estate funds	-	-	9,102	9,102
Warrants and other held at JMPS and JMP Holding LLC	-	-	732	732
Equity securities in HGC, HGC II and JMP Capital (1)	3,539	-	122,058	125,597
Forward purchase contract	-	-	6,608	6,608
Total other investments	3,539	64,628	138,652	206,819
Total assets:	$33,005	$64,628	$138,652	$236,285

Marketable securities sold, but not yet purchased	15,048	-	-	15,048

Total liabilities:	$15,048	$-	$-	$15,048

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

Effective January 1, 2015, the Company elected to early adopt new consolidation accounting guidance. Under the new guidance, HGC and HGC II were identified as VIEs, and consequently, these investments were deconsolidated. The Company recognizes these investments using the fair value option in the Other Investments line item. The carrying value of the investment was $4.5 million as of June 30, 2015, with a remaining commitment of $0.2 million. The risks associated with this investment are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC and HGC II.

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

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of March 31, 2015	$157	$4,198	$8,976	$766	$1,017	$-	15,114

Purchases	4	12	-	-	-	-	16
Sales	-	-	-	-	-	-	-
Settlements	-	-	(538)	-	-	-	(538)
Total gains (losses) - realized and unrealized included in earnings (2)	6	264	593	(766)	82	-	179
Balance as of June 30, 2015	$167	$4,474	$9,031	$-	$1,099	$-	$14,771
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$6	$264	$67	$-	$82	$-	$419

(1) Refer to Note 2 for additional discussion relating to adoption of new consolidation guidance.

(2) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of March 31, 2014	$153	$-	$6,178	$741	$94,260	$7,068	108,400
							-
Purchases	-		1,080	-	231	460	1,771
Sales	-		-	-	(2,204)	-	(2,204)
Settlements	-		(262)	-	-	-	(262)
Total gains (losses) - realized and unrealized included in earnings (1)	(6)		(87)	175	8,935	(1,094)	7,923
Transfers in/(out) of Level 3	-		-	-	(221)	-	(221)
Balance as of June 30, 2014	$147	$-	$6,909	$916	$101,001	$6,434	$115,407
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	(6)	-	(87)	-	8,950	(1,094)	7,763

(1) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$152	$-	$9,102	$732	$122,058	$6,608	138,652

Adjustment for adoption of new consolidation guidance (1)	-	4,125	-	-	(121,041)	(6,608)	(123,524)
Purchases	14	112	-	-	-	-	126
Sales	(10)	(7)	-	-	-	-	(17)
Settlements	-	-	(731)	-	-	-	(731)
Total gains (losses) - realized and unrealized included in earnings (2)	11	244	660	(732)	82	-	265
Transfers in/(out) of Level 3	-	-	-	-	-	-	-
Balance as of June 30, 2015	$167	$4,474	$9,031	$-	$1,099	$-	$14,771
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$11	$244	$660	$-	$83	$-	$998

(1) Refer to Note 2 for additional discussion relating to adoption of new consolidation guidance.

(2) No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2013	$139		$5,967	$1,121	$97,981	$6,864	112,072
							-
Purchases	-		1,080	-	3,019	460	4,559
Sales	-		-	-	(2,204)	-	(2,204)
Settlements	-		(396)	(19)	-	-	(415)
Total gains (losses) - realized and unrealized included in earnings (1)	8		258	(186)	2,426	(890)	1,616
Transfers in/(out) of Level 3	-		-	-	(221)	-	(221)
Balance as of June 30, 2014	$147	$-	$6,909	$916	$101,001	$6,434	$115,407
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	8	-	258	-	2,960	(890)	2,336

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

There were one and two transfers of $2.3 million and $4.3 million, respectively, into Level 1 from Level 2 for the three and six months ended June 30, 2014 as a result of the expiration of a lockup discount. There was one transfer of $0.2 million into Level 2 from Level 3 for the three and six months ended June 30, 2014 as a result of the observability of fair value associated with the equity securities held by HGC and JMP Capital. There were no other transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2014 and 2015.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Annual Report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties, and $2.2 million related to an investment company focusing on real estate joint ventures. As of June 30, 2015, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties, and zero related to an investment company focusing on real estate joint ventures.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at June 30, 2015	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$167	Net Asset Value		N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$9,031	Net Asset Value		N/A	N/A
Investment in private equity funds managed by HCS (1)	$4,474	Net Asset Value		N/A	N/A
Equity securities in JMP Capital (2)	$1,099	Market comparable companies		Revenue multiples	3.6x-4.2x (3.9x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	4.4x
				Control premium	25%

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

Dollars in thousands	Fair Value at December 31, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$152	Net Asset Value		N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$9,102	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$732	Black-Scholes Option Model		Annualized volatility of credit	0%-17.9% (17.9%)
Equity securities in HGC, HGC II and JMP Capital (2)	$122,058	Market comparable companies		Revenue multiples	2.6x-15.8x (6.2x)
				EBITDA multiples	13.6x-17.5x (14.9x)
			(3)	Discount for lack of marketability	30%-40% (31%)
		Market transactions		Revenue multiples	4.2x-8.8x (6.3x)
				EBITDA multiples	14.2x-20.8x (19.3x)
				Control premium	25%
Forward purchase contract (2)	$6,608	Market comparable companies		Revenue multiples	7.6x-13.9x (9.6x)
				Billing multiples	6.4x-8.4x (7.3x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.7x-8.5x (7.2x)
				Control premium	25%

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

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at June 30, 2015 or December 31, 2014.

Loans Held for Investment

At June 30, 2015 and December 31, 2014, loans held for investment included four and two loans, respectively. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of both June 30, 2015 and December 31, 2014, the Company’s loan outstanding to this entity was $2.0 million.

The Company determined the fair value of loans held for investment to be $1.8 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.7 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively. The Company determined the fair value of the long-term receivable to be $0.8 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

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

On April 5, 2011, the Company made a $0.3 million investment in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In both the three months ended June 30, 2015 and 2014, the Company recognized gains of $0.1 million. In the three months ended June 30, 2015 and 2014, the Company received distributions of zero and $0.1 million, respectively. In the six months ended June 30, 2015 and 2014, the Company recognized gains of $0.8 million and $0.3 million, respectively. In the three months ended June 30, 2015 and 2014, the Company received distributions of $1.2 million and $0.3 million, respectively.

Derivative Financial Instruments

In January 2012, the Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and six months ended June 30, 2014, the Company recorded unrealized loss of $1.1 million and $0.9 million, respectively. The forward purchase contract is held at HGC, which is no longer consolidated effective January 1, 2015.

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

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of June 30, 2015. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of June 30, 2015, given the recent proximity to the acquisition price.

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, JMPCA pays interest in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has tenor of 36 months with an 18 month revolving period and an 18 month amortization period. The TRS is held in Other Investments, with gains recorded in Principal Transactions. In the second quarter, the Company recognized $0.4 million gains on the TRS. The Company determined the fair value of the TRS to be $0.4 million as of June 30, 2015; primarily using the highest bid quotation obtained from a third loan pricing service. The pricing service tracks the quoted bid and offer prices from the various trading desks in the market place. In the agreement with the counter-party, the Company marks the loans at the highest bid price tracked by the third party pricing service. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. As of June 30, 2015, there are no liabilities to offset the TRS.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. As of June 30, 2014, CLO III was not yet funded, and therefore, the loans in this entity were not collateralizing asset-backed securities issued. However, given the intent of the CLO III structure, the loans were included in loans collateralizing asset-backed securities line item as of June 30, 2014. Upon completion of the CLO III transaction on September 30, 2014, the loans within CLO III became collateralizing asset-backed securities issued. The following table presents the components of loans collateralizing asset-backed securities issued as of June 30, 2015 and December 31, 2014:

(In thousands)	Loans Collateralizing Asset-backed Securities
	June 30, 2015	December 31, 2014
Outstanding principal	$995,293	$1,050,392
Allowance for loan losses	(3,819)	(4,307)
Liquidity discount	(985)	(1,049)
Deferred loan fees, net	(8,003)	(6,188)
Total loans, net	$982,486	$1,038,848

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the three months ended June 30, 2015 and 2014:

(In thousands)	Three Months Ended June 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,043,743	$(4,364)	$(1,018)	$(6,749)	$1,031,612
Purchases	81,855	-	-	(1,974)	79,881
Repayments	(20,089)	-	-	-	(20,089)
Accretion of discount	-	-	33	571	604
Provision for loan losses	-	545	-	-	545
Sales and payoff	(110,216)	-	-	149	(110,067)
Balance at end of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486

(In thousands)	Three Months Ended June 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$792,461	$(4,368)	$(1,140)	$(3,627)	$783,326
Purchases	155,807	-	-	(1,429)	154,378
Repayments	(26,245)	-	-	-	(26,245)
Accretion of discount	-	-	30	211	241
Provision for loan losses	-	(212)	-	-	(212)
Sales and payoff	(96,044)	-	-	227	(95,817)
Balance at end of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the six months ended June 30, 2015 and 2014:

(In thousands)	Six Months Ended June 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	139,488	-	-	(3,026)	136,462
Repayments	(46,335)	-	-	-	(46,335)
Accretion of discount	-	-	64	988	1,052
Provision for loan losses	-	488	-	-	488
Sales and payoff	(148,252)	-	-	223	(148,029)
Balance at end of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486

(In thousands)	Six Months Ended June 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	284,578	-	-	(2,267)	282,311
Repayments	(37,815)	-	-	-	(37,815)
Accretion of discount	-	-	58	563	621
Provision for loan losses	-	(709)	-	-	(709)
Sales and payoff	(156,675)	-	-	668	(156,007)
Balance at end of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2015 and 2014 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(4,364)	$(4,368)	$(4,307)	$(3,871)
Provision for loan losses:
General reserve	545	(212)	488	(709)
Balance at end of period	$(3,819)	$(4,580)	$(3,819)	$(4,580)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $986.3 million and $1,043.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2015 and December 31, 2014, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both June 30, 2015 and December 31, 2014, the Company held no impaired loans.

As of June 30, 2015 and December 31, 2014, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both June 30, 2015 and December 31, 2014, no loans were on non-accrual status.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of June 30, 2015 and December 31, 2014, there were no loans past due. At June 30, 2015 and December 31, 2014, the Company held no loans whose terms were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating and 3) performance. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at June 30, 2015 and December 31, 2014.

(In thousands)	Cash Flow (CF)
	June 30,	December 31,
	2015	2014

Moody's rating:
Baa1 - Baa3	$9,070	$12,843
Ba1 - Ba3	272,365	270,899
B1 - B3	693,705	739,997
Caa1 - Caa3	11,165	19,168
Ca	-	248
Total:	$986,305	$1,043,155

Internal rating: (1)
2	$889,369	$979,693
3	84,701	63,462
4	12,235	-
Total:	$986,305	$1,043,155

Performance:
Performing	$986,305	$1,043,155
Total:	$986,305	$1,043,155

(1)     Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $981.8 million and $1,031.9 million as of June 30, 2015 and December 31, 2014, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

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

The Company incurred zero and $1.7 million of debt issuance costs, which were capitalized and included in Other Assets in the six months ended June 30, 2015 and 2014. These issuance costs are amortized over the estimated life of the bond. As of June 30, 2015 and December 31, 2014, the Company held $2.7 million and $2.9 million of unamortized debt issuance costs.

Note Payable and Lines of Credit

As of June 30, 2015 the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities. As of December 31, 2014, the Company also reflected the line of credit held at HGC II. Effective January 1, 2015, the Company no longer consolidates HGC II, and therefore, does not reflect the HGC II line of credit on the face of its financial statements.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2016. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2015 and December 31, 2014.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of June 30, 2015 or December 31, 2014.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2015 and December 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2015 and December 31, 2014.

(In millions)	As of June 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$231.2	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$360.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$405.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$346.5

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$244.9	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$373.9
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$418.9
Consolidation elimination	N/A	(58.8)
Total asset-backed securities issued	N/A	$360.1

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and will not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2015 and December 31, 2014, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. As of this date, all scheduled principal payments from the borrowers are applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The activity in the note principal for the three and six months ended June 30, 2015 and 2014 composed of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$354,071	$401,521	$360,139	$404,280
Repayments	(7,595)	(3,252)	(13,663)	(6,011)
Balance at end of period	$346,476	$398,269	$346,476	$398,269

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from CLO II non-controlling interests, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes were eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2015 and December 31, 2014.

(In millions)	As of June 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$1.5	$-	$1.5	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.3)	17.4	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.7)	8.5	5.75%	NR/B
Total secured notes sold to investors	$320.0	$317.7	$(6.4)	$311.3
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$341.5	$(6.7)	$334.8
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.7	$(6.4)	$311.3

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.3	$-	$2.3	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.5	$(7.0)	$311.5
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.3	$(7.3)	$335.0
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.5	$(7.0)	$311.5

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

The Notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three and six months ended June 30, 2015 comprised the following:

(In thousands)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$318,100	$(6,700)	$311,400	$319,620	$(7,633)	$311,987
Repayments	(380)	-	(380)	(380)	-	(380)
Amortization of discount	-	242	242	-	228	228
Balance at end of period	$317,720	$(6,458)	$311,262	$319,240	$(7,405)	$311,835

(In thousands)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$318,480	$(6,939)	$311,541	$320,000	$(7,857)	$312,143
Repayments	(760)	-	(760)	(760)	-	(760)
Amortization of discount	-	481	481	-	452	452
Balance at end of period	$317,720	$(6,458)	$311,262	$319,240	$(7,405)	$311,835

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at June 30, 2015 and December 31, 2014. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2015 and December 31, 2014.

(In millions)	As of June 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.0)	40.7	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.7)	21.8	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba2/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.4)	$329.7
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.9)	$363.6
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.4)	$329.7

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

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

The Notes recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the three and six months ended June 30, 2015 comprised the following:

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,525)	$329,575	$332,100	$(2,643)	$329,457
Amortization of discount	-	120	120	-	238	238
Balance at end of period	$332,100	$(2,405)	$329,695	$332,100	$(2,405)	$329,695

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2015 were $5.5 million and $10.9 million, respectively, which comprised of a cash coupon of $4.9 million and $9.8 million, and issuance discount amortization of $0.6 million and $1.1 million, respectively. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2014 were $3.0 million and $6.1 million, respectively, which comprised of a cash coupon of $2.7 million and $5.4 million, respectively. As of June 30, 2015 and December 31, 2014, accrued interest payable on the Notes was $3.6 million and $4.0 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $978.7 million and $992.6 million as of June 30, 2015 and December 31, 2014, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On October 30, 2014, the board of directors increased the Company’s share repurchase authorization to 1.0 million shares through December 31, 2015.

During the three months ended June 30, 2015, the Company did not repurchase any of the Company’s shares. During the three months ended June 30, 2014, the Company repurchased 205,912 of the Company’s shares at an average price of $6.47 per share for an aggregate purchase price of $1.3 million. 20,915 of the shares repurchased during the three months ended June 30, 2014 were deemed to have been repurchased in connection with employee equity incentive plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company.

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

9. Share-Based Compensation

The JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”) authorized the issuance of 4,000,000 shares of its common share. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury share.

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2015:

	Six Months Ended
	June 30, 2015
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	3,591,690	$7.23
Granted	-	0.00
Cancelled	(11,100)	10.00
Forfeited	(50,000)	6.79
Balance, end of period	3,530,590	$7.23

Options exercisable at end of period	705,590	$10.00

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2015:

June 30, 2015
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05 - $10.00	3,530,590	3.30	$7.23	$3,579,100	705,590	0.47	$10.00	-

The Company recognizes share-based compensation expense for share options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to share options of $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. The Company recognized compensation expense related to share options of $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, there was $2.1 million of unrecognized compensation expense related to share options.

There were no share options exercised during the six months ended June 30, 2014 or June 30, 2015. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 4, 2015, the Company granted 379,622 restricted share units (“RSUs”) to certain employees of the Company as part of the 2014 deferred compensation program. These RSUs have requisite service periods of two years. On February 11, 2015, the Company granted 49,111 to Company directors. These RSUs have requisite service periods of two to three years and receive cash distribution equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 50% of these units will vest on December 31, 2015 and the remaining 50% will vest on December 31, 2016 subject to the grantees’ continued employment through such dates. During the quarter ended June 30, 2015, the Company granted a collective 53,777 RSUs to new hires. These RSUs have requisite service periods of three years. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount.

The following table summarizes the RSUs activity for the six months ended June 30, 2015:

	Six Months Ended
	June 30, 2015
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,493,851	$6.50
Granted	488,505	7.23
Vested	(24,562)	7.23
Balance, end of period	1,957,794	$6.67

The aggregate fair value of RSUs vested during the three months ended June 30, 2014 and June 30, 2015 were $0.4 million and $0.1 million, respectively. The aggregate fair value of RSUs vested during the six months ended June 30, 2014 and June 30, 2015 were $0.6 million and $0.2 million, respectively.

For the three months ended June 30, 2014 and June 30, 2015, the income tax benefits realized from the vested RSUs were $0.2 million and $37 thousand, respectively. For the six months ended June 30, 2014 and June 30, 2015, the income tax benefits realized from the vested RSUs were $0.2 million and $0.1 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2014 and 2015, the Company recorded compensation expenses of $2.0 million and $1.5 million for RSUs. For the six months ended June 30, 2014 and 2015, the Company recorded compensation expenses of $3.6 million and $2.9 million for RSUs.

For the three months ended June 30, 2014 and 2015, the Company recognized income tax benefits of $1.0 million and $0.9 million, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2014 and 2015, the Company recognized income tax benefits of $1.8 million and $1.7 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2015, there was $6.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.03 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

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

The following table summarizes the SARs activity for the six months ended June 30, 2015:

	Six Months Ended
	June 30, 2015
	Stock Appreciation	Weighted Average
	Rights	Grant Date Fair Value

Balance, beginning of year	-	$0.00
Granted	2,865,000	7.33
Balance, end of period	2,865,000	$7.33

The Company recognizes compensation expense for SARs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three and six months ended June 30, 2015, the Company recorded compensation expenses of $0.3 million and $0.5 million, respectively, for SARs.

For the three and six months ended June 30, 2015, the Company recognized income tax benefits of $0.1 million and $0.2 million, respectively, related to the compensation expense recognized for SARs. As of June 30, 2015, there was $3.5 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 2.50 years.

10. Net Income per Share of Common Share

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive share options or RSUs were exercised or converted under the treasury share method. However, for periods that the Company has a net loss the effect of outstanding share options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Net income attributable to JMP Group LLC	$5,826	$3,195	$3,934	$7,193

Denominator:
Basic weighted average shares outstanding	21,233	21,712	21,225	21,766

Effect of potential dilutive securities:
Restricted stock units	1,731	2,033	1,575	1,874

Diluted weighted average shares outstanding	22,964	23,745	22,800	23,640

Net income per share
Basic	$0.26	$0.14	$0.18	$0.31
Diluted	$0.25	$0.13	$0.17	$0.30

In the table above, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. The impact of applying this methodology was a reduction in basic net income per share of $0.01 and $0.02 for the quarters ended June 30, 2014 and June 30, 2015, respectively. The impact of applying this methodology was a reduction in basic net income per share of $0.02 and $0.01 for the six months ended June 30, 2014 and June 30, 2015, respectively.

Share options to purchase 2,106,891 and 3,767,352 shares of common shares for the quarter ended June 30, 2015 and June 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase zero and 1,520,330 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended June 30, 2015 and June 30, 2014, respectively, because certain performance-based requirements had not been met.

Share options to purchase 2,127,817 and 3,478,881 shares of common shares for the six months ended June 30, 2015 and June 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase zero and 1,205,028 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the six months ended June 30, 2015 and June 30, 2014, because certain performance-based requirements had not been met.

Restricted share units for 12,172 and zero shares of common share for the three months ended June 30, 2015 and June 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 9,564 and 351,937 shares of common share for the six months ended June 30, 2015 and June 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s elected deferrals plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $1.3 million for the three and six months ended June 30, 2015.

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

For the three months ended June 30, 2015 and 2014, the Company recorded an income tax benefit of $2.9 million and income tax expense of $2.5 million, respectively. The benefit was largely attributed to a change in estimate of a tax position that was finalized in the current quarter. The Company also recognized a $0.6 million benefit in the current quarter, related to the correction of over accrued income tax expense in prior periods. For both the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of $4.1 million.

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for the quarters ended June 30, 2015 and 2014 was $1.0 million and $0.9 million, respectively. The Company recorded sublease income of $0.1 million for both the quarters ended June 30, 2015 and 2014. Occupancy expense for the six months ended June 30, 2015 and 2014 was $1.8 million and $1.7 million, respectively. The Company recorded sublease income of $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2015	1,926
2016	4,305
2017	3,703
2018	3,350
2019	2,190
Thereafter	7,521
$22,995

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2015 and December 31, 2014, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million and $0.2 million of cash on deposit with JMP Securities’ clearing broker at June 30, 2015 and December 31, 2014, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2015 and December 31, 2014, the Company had unfunded commitments of $55.1 million and $24.3 million, respectively, in the Corporate Credit segment. $24.5 million and $6.8 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $10.3 million and $5.1 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. $13.1 million and $5.3 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $49.1 million and $25.9 million as of June 30, 2015 and December 31, 2014, respectively, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company, as of June 30, 2015 and December 31, 2014, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $28.5 million and $64.3 million, which were $27.0 million and $63.3 million in excess of the required net capital of $1.4 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.76 to 1 and 0.19 to 1 at June 30, 2015 and December 31, 2014, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2015 and December 31, 2014, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $76.9 million and $72.8 million, respectively, which consisted of investments in hedge and other private funds of $62.5 million and $64.6 million, respectively, investments in private equity funds of $4.5 million and zero, respectively, investments in funds of funds of $0.2 million for both periods, and an investment in HCC common stock of $9.7 million and $8.0 million, respectively. Base management fees earned from these affiliated entities were $3.4 million and $3.2 million for the quarters ended June 30, 2015 and 2014, respectively. Base management fees earned from these affiliated entities were $7.1 million and $6.1 million for the six months ended June 30, 2015 and 2014, respectively. Also, the Company earned incentive fees of $1.3 million and $11.7 million, from these affiliated entities for the three months ended June 30, 2015 and 2014, respectively. The Company earned incentive fees of $2.3 million and $14.3 million, from these affiliated entities for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had incentive fees receivable from these affiliated entities of $1.4 million and $7.1 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2015 and December 31, 2014 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2015 and 2014, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2015 and 2014.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $55.1 million and $24.3 million and standby letters of credit of $1.4 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively. $24.5 million and $6.8 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $10.3 million and $5.1 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. $13.1 million and $5.3 million of the unfunded commitments as of June 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company, as of June 30, 2015 and December 31, 2014, respectively.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management, Corporate Credit Management, and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds and hedge funds of funds. The Corporate Credit Management segment includes the management of collateralized loan obligations. The Corporate segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities. The Corporate segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s bond issuance.

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) excludes the net amortization of liquidity discounts on loans held and asset-backed securities issued by JMP Credit Corporation for periods prior to that ended September 30, 2013, (iv) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on CLO II and CLO III, and (vi) presents revenues and expenses on a basis that deconsolidates HGC, HGC II and the CLOs. HGC and HGC II were deconsolidated under GAAP effective January 1, 2015. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three and six months ended June 30, 2015 and 2014 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Broker-Dealer
Non-interest revenues	$28,870	$29,533	$55,629	$61,382
Total net revenues after provision for loan losses	$28,870	$29,533	$55,629	$61,382
Non-interest expenses	24,124	24,560	46,324	49,876
Segment operating pre-tax net income	$4,746	$4,973	$9,305	$11,506
Segment assets	$90,883	$106,954	$90,883	$106,954
Asset Management
Non-interest revenues	$4,284	$15,008	$9,285	$21,216
Total net revenues after provision for loan losses	$4,284	$15,008	$9,285	$21,216
Non-interest expenses	4,147	14,153	8,901	20,163
Segment operating pre-tax net income	$137	$855	$384	$1,053
Segment assets	$24,183	$139,374	$24,183	$139,374
Corporate Credit Management
Non-interest revenues	$1,378	$1,546	$2,748	$2,607
Total net revenues after provision for loan losses	$1,378	$1,546	$2,748	$2,607
Non-interest expenses	999	988	2,022	2,012
Segment operating pre-tax net income	$379	$558	$726	$595
Segment assets	$1,754	$129,815	$1,754	$129,815
Corporate
Non-interest revenues	$1,345	$1,704	$4,065	$3,992
Net interest income	3,134	3,660	6,342	7,281
Provision for loan losses	696	159	698	206
Total net revenues after provision for loan losses	$5,175	$5,523	$11,105	$11,479
Non-interest expenses	4,304	5,410	9,058	10,980
Segment operating pre-tax net income	$871	$113	$2,047	$499
Segment assets	$1,467,895	1,056,502	$1,467,895	$1,056,502
Eliminations
Non-interest revenues	$(1,427)	$(1,630)	$(2,889)	$(2,910)
Total net revenues after provision for loan losses	$(1,427)	$(1,630)	$(2,889)	$(2,910)
Non-interest expenses	(1,427)	(1,632)	(2,889)	(2,822)
Segment operating pre-tax net loss	$-	$2	$-	$(88)
Segment assets	$(234,524)	$(183,538)	$(234,524)	$(183,538)
Total Segments
Non-interest revenues	$34,450	$46,161	$68,838	$86,287
Net interest income	3,134	3,660	6,342	7,281
Provision for loan losses	696	159	698	206
Total net revenues after provision for loan losses	$38,280	$49,980	$75,878	$93,774
Non-interest expenses	32,147	43,479	63,416	80,209
Segment operating pre-tax net income	$6,133	$6,501	$12,462	$13,565
Total assets	$1,350,190	$1,249,108	$1,350,190	$1,249,108

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and six months ended June 30, 2015 and 2014.

(In thousands)	As of and Three Months Ended June 30, 2015				As of and Three Months Ended June 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$34,450	$49	(a)	$34,499	$46,161	$7,781	(a)	$53,942
Net Interest Income	3,134	2,281	(b)	5,415	3,660	128	(b)	3,788
Provision for loan losses	696	(151)		545	159	(371)		(212)
Total net revenues after provision for loan losses	$38,280	$2,179		$40,459	$49,980	$7,538		$57,518
Non-interest expenses	32,147	3,675	(c)	35,822	43,479	1,677	(c)	45,156
Noncontrolling interest	0	1,675		1,675	0	6,717		6,717
Operating pre-tax net income (loss)	$6,133	$(3,171)	(d)	$2,962	$6,501	$(856)	(d)	$5,645
Total assets	$1,350,191	$-		$1,350,191	$1,249,108	$-		$1,249,108

(In thousands)	As of and Six Months Ended June 30, 2015				As of and Six Months Ended June 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$68,838	$1,179	(a)	$70,017	$86,287	$2,052	(a)	$88,339
Net Interest Income	6,342	4,562	(b)	10,904	7,281	267	(b)	7,548
Provision for loan losses	698	(210)		488	206	(915)		(709)
Total net revenues after provision for loan losses	$75,878	$5,531		$81,409	$93,774	$1,404		$95,178
Non-interest expenses	63,416	6,411	(c)	69,827	80,209	2,840	(c)	83,049
Noncontrolling interest	0	3,512		3,512	0	790		790
Operating pre-tax net income (loss)	$12,462	$(4,392)	(d)	$8,070	$13,565	$(2,226)	(d)	$11,339
Total assets	$1,350,191	$-		$1,350,191	$1,249,108	$-		$1,249,108

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

(c) Non-interest expense adjustments relate to reversals of share-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating net income	$4,850	$4,031	$9,981	$8,411
Addback of Segment Income tax expense	1,283	2,470	2,481	5,154
Total Segments operating pre-tax net income	$6,133	$6,501	$12,462	$13,565
Subtract / (Add back)
Share compensation expense	1,190	1,438	2,271	2,686
Deferred compensation program accounting adjustment	1,669	(890)	2,738	(1,487)
Net unrealized loss on strategic equity investments and warrants.	188	(72)	(832)	102
General loan loss reserve for CLOs	124	380	215	925
Total Consolidation Adjustments and Reconciling Items	3,171	856	4,392	2,226
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$2,962	$5,645	$8,070	$11,339

Income tax expense (benefit)	(2,864)	2,450	4,136	4,146
Consolidated Net Income (Loss) attributable to JMP Group LLC	$5,826	$3,195	$3,934	$7,193

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

	As of
(In thousands)	June 30, 2015	December 31, 2014
	Net Assets	Net Assets
Harvest Opportunity Partners II	$69,445	$78,856
Harvest Small Cap Partners	258,145	323,439
Harvest Agriculture Select	34,302	35,448
Harvest Technology Partners	20,734	20,542
Harvest Financial Partners	15,976	15,439

(In thousands)	Three Months Ended June 30,
	2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$(2,312)	$(16)	$866	$(91)
Harvest Small Cap Partners	6,731	(5,245)	48,959	(4,385)
Harvest Franchise Fund (1)	-	-	4,835	6
Harvest Agriculture Select	249	(111)	838	(166)
Harvest Technology Partners	987	(79)	579	(76)
Harvest Financial Partners	152	(38)	-	-

(In thousands)	Six Months Ended June 30,
	2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$(4,451)	$(140)	$2,966	$(182)
Harvest Small Cap Partners	1,005	(11,137)	63,677	(8,956)
Harvest Franchise Fund (1)	-	-	5,347	(138)
Harvest Agriculture Select	1,778	(369)	1,901	(271)
Harvest Technology Partners	1,893	(139)	837	(133)
Harvest Financial Partners	202	(64)	-	-

(1)	HFF was liquidated on December 31, 2014 and its assets were distributed in 2015.

21. Condensed Consolidating Financial Statements

JMP Group Inc., a 100% owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2021. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

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

	As of June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$10	$13,556	$1,795	$20,150	$-	$35,511
Restricted cash and deposits	-	1,123	-	106,717	-	107,840
Receivable from clearing broker	-	-	-	1,450	-	1,450
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	16,071	-	16,071
Marketable securities owned, at fair value	-	-	9,647	49,173	-	58,820
Incentive fee receivable	-	-	-	1,494	-	1,494
Other investments	-	14,749	48,255	16,359	-	79,363
Loans held for investment, net of allowance for loan losses	-	-	-	2,611	-	2,611
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	982,486	-	982,486
Interest receivable	-	2	65	2,333	63	2,463
Collateral posted for total return swap	-			25,000		25,000
Fixed assets, net	-	-	-	3,008	-	3,008
Deferred tax assets	-	11,324	-	-	-	11,324
Other assets	(48)	135,244	(15,056)	29,535	(126,925)	22,750
Investment in subsidiaries	248,071	75,978	107,946	-	(431,995)	-
Total assets	$248,033	$251,976	$152,652	$1,256,387	$(558,857)	$1,350,191
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,633	$-	$13,633
Accrued compensation	500	2,569	357	18,416	-	21,842
Asset-backed securities issued	-	-	-	987,434	-	987,434
Interest payable	-	1,506	-	3,526	63	5,095
Note payable	126,547	-	-	-	(126,547)	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	19,652	-	1,185	-	20,837
Other liabilities	1,082	20,617	272	20,650	(176)	42,445
Total liabilities	$128,129	$138,644	$629	$1,044,844	$(126,660)	$1,185,586
						-
Total members' (deficit) equity	119,904	113,332	122,865	212,451	(432,409)	136,144
Nonredeemable Non-controlling Interest	$-	$-	$29,158	$(909)	$212	$28,461
Total equity	$119,904	$113,332	$152,023	$211,542	$(432,197)	$164,605
Total liabilities and equity	$248,033	$251,976	$152,652	$1,256,386	$(558,857)	$1,350,191

	As of December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$-	$5,508	$-	$95,854	$-	$101,362
Restricted cash and deposits	-	1,123	-	65,979	-	67,102
Receivable from clearing broker	-	-	-	1,285	-	1,285
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	10,439	-	10,439
Marketable securities owned, at fair value	-	-	-	29,466	-	29,466
Incentive fee receivable	-	-	-	7,092	-	7,092
Other investments	-	58,012	-	150,935	-	208,947
Loans held for investment, net of allowance for loan losses	-	-	-	1,997	-	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	1,038,848	-	1,038,848
Interest receivable	-	2	-	2,885	(2)	2,885
Fixed assets, net	-	-	-	2,233	-	2,233
Deferred tax assets	-	9,507	-	1,063	-	10,570
Other assets	-	19,354	-	14,422	190	33,966
Investment in subsidiaries		330,469		-	(330,469)	-
Total assets	$-	$423,975	$-	$1,422,498	$(330,281)	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$15,048	$-	$15,048
Accrued compensation	-	150	-	54,589	-	54,739
Asset-backed securities issued	-	-	-	1,001,137	-	1,001,137
Interest payable	-	1,506	-	4,064	(2)	5,568
Note payable	-	-	-	(190)	190	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	17,843	-	1,318	-	19,161
Other liabilities	-	21,247	-	16,063	-	37,310
Total liabilities	$-	$135,046	$-	$1,092,029	$188	$1,227,263
						-
Total members' (deficit) equity	-	288,929	-	174,136	(330,469)	132,596
Nonredeemable Non-controlling Interest	$-	$-	$-	$156,332	$-	$156,332
Total equity	$-	$288,929	$-	$330,468	$(330,469)	$288,928
Total liabilities and equity	$-	$423,975	$-	$1,422,497	$(330,281)	$1,516,191

	For the Three Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$21,331	$-	$21,331
Brokerage	-	-	-	6,404	-	6,404
Asset management fees	-	-	-	4,853	(132)	4,721
Principal transactions	-	248	(225)	2,834	-	2,857
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,132)	-	(1,132)
Net dividend income	-	-	77	179	-	256
Other income	-	-	-	62	-	62
Equity earnings of subsidiaries	7,628	1,958	6,060	-	(15,646)	-
Non-interest revenues	7,628	2,206	5,912	34,531	(15,778)	34,499

Interest income	371	1,048	58	12,879	(1,555)	12,801
Interest expense	(1,047)	(2,272)	(1)	(5,621)	1,555	(7,386)
Net interest income	(676)	(1,224)	57	7,258	-	5,415

Provision for loan losses	-	-	-	545	-	545

Total net revenues after provision for loan losses	6,952	982	5,969	42,334	(15,778)	40,459

Non-interest expenses
Compensation and benefits	370	1,600	25	25,529	-	27,524
Administration	128	130	51	2,116	(132)	2,293
Brokerage, clearing and exchange fees	-	-	-	814	-	814
Travel and business development	-	(2)	-	1,297	-	1,295
Communications and technology	-	3	-	979	-	982
Occupancy	-	-	-	961	-	961
Professional fees	629	88	-	323	-	1,040
Depreciation	-	-	-	215	-	215
Other	-	-	-	698	-	698
Total non-interest expenses	1,127	1,819	76	32,932	(132)	35,822
Net income (loss) before income tax expense	5,825	(837)	5,893	9,402	(15,646)	4,637
Income tax expense (benefit)	-	(3,004)	-	140	-	(2,864)
Net income (loss)	5,825	2,167	5,893	9,262	(15,646)	7,501
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	430	1,245	-	1,675
Net income (loss) attributable to JMP Group LLC	$5,825	$2,167	$5,463	$8,017	$(15,646)	$5,826

	For the Three Months Ended June 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$23,061	$-	$23,061
Brokerage	-	-	-	6,474	-	6,474
Asset management fees	-	-	-	14,858	-	14,858
Principal transactions	-	1,476	-	8,212	-	9,688
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(551)	-	(551)
Net dividend income	-	-	-	262	-	262
Other income	-	-	-	150	-	150
Equity earnings of subsidiaries	-	6,009		-	(6,009)	-
Non-interest revenues	-	7,485	-	52,466	(6,009)	53,942

Interest income	-	7	-	9,211	(6)	9,212
Interest expense	-	(1,907)	-	(3,523)	6	(5,424)
Net interest income	-	(1,900)	-	5,688	-	3,788

Provision for loan losses	-	-		(212)		(212)

Total net revenues after provision for loan losses	-	5,585	-	57,942	(6,009)	57,518

Non-interest expenses
Compensation and benefits	-	3,160	-	34,819	-	37,979
Administration	-	261	-	1,499	-	1,760
Brokerage, clearing and exchange fees	-	-	-	818	-	818
Travel and business development	-	31	-	949	-	980
Communications and technology	-	3	-	939	-	942
Occupancy	-	-	-	851	-	851
Professional fees	-	560	-	709	-	1,269
Depreciation	-	-	-	227	-	227
Other	-	-	-	330	-	330
Total non-interest expenses	-	4,015	-	41,141	-	45,156
Net income (loss) before income tax expense	-	1,570	-	16,801	(6,009)	12,362
Income tax expense (benefit)	-	(1,625)	-	4,075	-	2,450
Net income (loss)	-	3,195	-	12,726	(6,009)	9,912
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	6,717	-	6,717
Net income (loss) attributable to JMP Group LLC	$-	$3,195	$-	$6,009	$(6,009)	$3,195

	For the Six Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$42,025	$-	$42,025
Brokerage	-	-	-	12,469	-	12,469
Asset management fees	-	-	-	9,654	(271)	9,383
Principal transactions	-	(49)	968	5,682	-	6,601
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,710)	-	(1,710)
Net dividend income	-	-	154	293	-	447
Other income	-	-	-	802	-	802
Equity earnings of subsidiaries	7,095	2,247	9,175	-	(18,517)	-
Non-interest revenues	7,095	2,198	10,297	69,215	(18,788)	70,017

Interest income	743	1,966	235	25,612	(2,978)	25,578
Interest expense	(1,964)	(4,545)	1,961	(13,104)	2,978	(14,674)
Net interest income	(1,221)	(2,579)	2,196	12,508	-	10,904

Provision for loan losses	-	-	-	488	-	488

Total net revenues after provision for loan losses	5,874	(381)	12,493	82,211	(18,788)	81,409

Non-interest expenses
Compensation and benefits	739	3,321	301	50,227	-	54,588
Administration	258	213	191	3,595	(272)	3,985
Brokerage, clearing and exchange fees	-	-	-	1,612	-	1,612
Travel and business development	-	61	-	2,172	-	2,233
Communications and technology	-	6	-	1,946	-	1,952
Occupancy	-	-	-	1,774	-	1,774
Professional fees	944	464	-	606	-	2,014
Depreciation	-	-	-	441	-	441
Other	-	-	-	1,228	-	1,228
Total non-interest expenses	1,941	4,065	492	63,601	(272)	69,827
Net income (loss) before income tax expense	3,933	(4,446)	12,001	18,610	(18,516)	11,582
Income tax expense (benefit)	-	(1,636)	-	5,772	-	4,136
Net income (loss)	3,933	(2,810)	12,001	12,838	(18,516)	7,446
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,093	1,419	-	3,512
Less: Net income attributable to redeemable noncontrolling interest	-	-	-	-	-	-
Net income (loss) attributable to JMP Group LLC	$3,933	$(2,810)	$9,908	$11,419	$(18,516)	$3,934

	For the Six Months Ended June 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$48,114	$-	$48,114
Brokerage	-	-	-	13,130	-	13,130
Asset management fees	-	-	-	20,402	-	20,402
Principal transactions	-	2,789	-	3,206	-	5,995
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(171)	-	(171)
Gain on repurchase of asset-backed securities issued	-	-	-	-	-	-
Gain on bargain purchase	-	-	-	-	-	-
Net dividend income	-	-	-	497	-	497
Other income	-	-	-	372	-	372
Equity earnings of subsidiaries	-	12,127	-	-	(12,127)	-
Non-interest revenues	-	14,916	-	85,550	(12,127)	88,339

Interest income	-	13	-	17,799	(12)	17,800
Interest expense	-	(3,498)	-	(6,766)	12	(10,252)
Net interest income	-	(3,485)	-	11,033	-	7,548

Provision for loan losses	-	-	-	(709)	-	(709)

Total net revenues after provision for loan losses	-	11,431	-	95,874	(12,127)	95,178

Non-interest expenses
Compensation and benefits	-	6,491	-	62,864	-	69,355
Administration	-	538	-	2,944	-	3,482
Brokerage, clearing and exchange fees	-	-	-	1,743	-	1,743
Travel and business development	-	72	-	1,759	-	1,831
Communications and technology	-	6	-	1,884	-	1,890
Occupancy	-	-	-	1,676	-	1,676
Professional fees	-	1,134	-	942	-	2,076
Depreciation	-	-	-	454	-	454
Other	-	-	-	542	-	542
Total non-interest expenses	-	8,241	-	74,808	-	83,049
Net income (loss) before income tax expense	-	3,190	-	21,066	(12,127)	12,129
Income tax expense (benefit)	-	(4,003)	-	8,149	-	4,146
Net income (loss)	-	7,193	-	12,917	(12,127)	7,983
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	790	-	790
Less: Net income attributable to redeemable noncontrolling interest	-	-	-	-	-	-
Net income (loss) attributable to JMP Group LLC	$-	$7,193	$-	$12,127	$(12,127)	$7,193

	For the Six Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$3,933	$(2,810)	$12,001	$12,838	$(18,516)	$7,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	(488)	-	(488)
Accretion of deferred loan fees	-	-	-	(988)	-	(988)
Amortization of liquidity discount, net	-	-	-	(64)	-	(64)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	720	-	720
Interest paid in kind	-	-	-	(97)	-	(97)
Loss (gain) on sale and payoff of loans	-	-	-	1,710	-	1,710
Change in other investments:
Fair value	-	49	(1,269)	(12)	-	(1,232)
Incentive fees reinvested in general partnership interests	-	-	-	(110)	-	(110)
Realized gain on other investments	-	-	-	(2,649)	-	(2,649)
Depreciation and amortization of fixed assets	-	-	-	441	-	441
Stock-based compensation expense	4,387	-	-	-	-	4,387
Deferred income taxes	-	(8)	-	930	-	922
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(65)	552	(65)	422
Decrease (increase) in receivables	-	-	-	(4,373)	-	(4,373)
Increase in marketable securities	-	-	(9,647)	(19,707)	-	(29,354)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	1,537	-	1,537
(Increase) decrease in deposits and other assets	48	(116,283)	46,570	(14,774)	95,683	11,244
Increase in marketable securities sold, but not yet purchased	-	-	-	(1,415)	-	(1,415)
Increase in interest payable	-	-	-	(538)	65	(473)
(Decrease) increase in accrued compensation and other liabilities	794	1,789	628	(31,433)	(174)	(28,396)
Net cash used in operating activities	$9,162	$(117,158)	$48,218	$(57,924)	$76,993	$(40,710)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(1,216)	-	(1,216)
Investment in subsidiary	(248,071)	254,491	(107,946)	(4,833)	106,359	-
Purchases of other investments	-	(7,041)	(57,249)	(167)	57,250	(7,207)
Sales of other investments	-	50,542	10,264	14,530	(57,334)	18,002
Funding of loans collateralizing asset-backed securities issued	-	-	-	(136,462)	-	(136,462)
Funding of loans held for investment	-	-	-	(610)		(610)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	146,319	-	146,319
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	46,335	-	46,335
Principal receipts on loans held for investment	-	-	-	93	-	93
Net change in restricted cash reserved for lending activities	-	-	-	(42,275)	-	(42,275)
Cash collateral posted for total return swap	-	-	-	(25,000)		(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash provided by (used in) investing activities	$(248,071)	$297,992	$(154,931)	$(3,546)	$106,275	$(2,281)

Cash flows from financing activities:
Proceeds from issuance of note payable	126,547	-	-	-	(126,547)	-
Repayment of asset-backed securities issued	-	-	-	(14,423)	-	(14,423)
Distributions and dividend equivalents paid on common shares and RSUs	(3,997)	-	-	-	-	(3,997)
Capital contributions of parent	116,360	(172,785)	112,957	-	(56,532)	0
Capital contributions of nonredeemable non-controlling interest holders	-	-	435	-	-	435
Distributions to non-controlling interest shareholders	-	-	(4,884)	-	-	(4,884)
Excess tax benefit related to stock-based compensation	9	-	-	-	-	9
Net cash (used in) provided by financing activities	$238,919	$(172,785)	$108,508	$(14,233)	$(183,269)	$(22,860)
Net decrease in cash and cash equivalents	10	8,049	1,795	(75,704)	27,302	(65,851)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	10	13,557	1,795	20,150	27,302	35,511

	For the Six Months Ended June 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$7,193	$-	$12,917	$(12,127)	$7,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	709	-	709
Accretion of deferred loan fees	-	-	-	(563)	-	(563)
Amortization of liquidity discount, net	-	-	-	(58)	-	(58)
Amortization of debt issuance costs	-	190	-	-	-	190
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	452	-	452
Loss (gain) on sale and payoff of loans	-	-	-	171	-	171
Fair value	-	(2,791)	-	(1,716)	-	(4,507)
Incentive fees reinvested in general partnership interests	-	-	-	(9,809)	-	(9,809)
Realized gain on other investments	-	-	-	(691)	-	(691)
Depreciation and amortization of fixed assets	-	-	-	454	-	454
Stock-based compensation expense	-	4,461	-	-	-	4,461
Deferred income taxes	-	4,672	-	(468)	-	4,204
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(1)	-	(49)	(1)	(51)
Decrease (increase) in receivables	-	-	-	275	-	275
Increase in marketable securities	-	-	-	(7,547)	-	(7,547)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(10,543)	-	(10,543)
(Increase) decrease in deposits and other assets	-	(8,575)	-	20,566	(19,300)	(7,309)
Increase in marketable securities sold, but not yet purchased	-	-	-	10,920	-	10,920
Increase (decrease) in interest payable	-	729	-	(71)	1	659
Increase (decrease) in accrued compensation and other liabilities	-	(612)	-	(12,721)	1,553	(11,780)
Net cash used in operating activities	$-	$5,266	$-	$2,236	$(29,874)	$(22,372)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(331)	-	(331)
Purchases of other investments	-	(21,117)	-	(5,187)	-	(26,304)
Sales of other investments	-	322	-	9,085	14,950	24,357
Funding of loans collateralizing asset-backed securities issued	-	-	-	(282,311)	-	(282,311)
Funding of loans held for investment	-	-	-	(728)		(728)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	155,836	-	155,836
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	37,815	-	37,815
Repayment of note receivable	-	-	-	-		-
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	-	-	-
Net cash provided by (used in) investing activities	$-	$(46,595)	$-	$(86,290)	$26,848	$(106,037)

Cash flows from financing activities:
Proceeds from line of credit	-	-	-	691	-	691
Proceeds from CLO III credit warehouse	-	-	-	97,510	-	97,510
Proceeds from asset-backed securities issued	-	-	-	-	-	-
Payments of debt issuance costs	-	(1,707)	-	-	-	(1,707)
Repayment of note payable	-	-	-	(18,028)	3,028	(15,000)
Repurchase of asset-backed securities issued	-	-	-	-	-	-
Distributions paid to Class A and Class B common interests	-	-	-	-	-	-
Distributions and dividend equivalents paid on common shares and RSUs	-	(2,188)	-	-	-	(2,188)
Capital contributions of parent	-	-	-	-	-	-
Capital contributions of redeemable non-controlling interest holders	-	-	-	4,430	-	4,430
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	-	-	-
Distributions to non-controlling interest shareholders	-	-	-	(2,851)	-	(2,851)
Sale of subsidiary shares to non-controlling interest holders	-	-	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	-	-	-	-
Net cash provided by financing activities	$-	$42,991	$-	$66,086	$3,028	$112,105
Net increase (decrease) in cash and cash equivalents	-	1,662	-	(17,968)	2	(16,304)
Cash and cash equivalents, beginning of period	$-	$4,680	$-	$61,226	$-	$65,906
Cash and cash equivalents, end of period	-	6,342	-	43,258	2	49,602

22. Subsequent Events

On July 16, 2015, the Company’s board of directors declared cash distributions of $0.04 per share for the months of July, August and September 2015, as well as a special cash distribution of $0.03 per share. The July and special distributions are payable on or before August 15, 2015, to shareholders of record as of July 31, 2015. The August distribution is payable on or before September 15, 2015, to shareholders of record as of August 31, 2015. The September distribution is payable on or before October 15, 2015, to shareholders of record as of September 30, 2015.

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

On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMPCA TRS, to enter into a TRS. Under the TRS, we receive the sum of all interest, fees and any positive change in fair value amounts from a loan portfolio held by the counterparty and pays interest on the loan portfolio plus any negative change in fair value amounts from such referenced assets.

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

As of June 30, 2015 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or were 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC and HGC II (through December 31, 2014), the management and incentive fees earned at HCS were eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At June 30, 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2)	$69,445	$109,345	$14,518	$17,693
Harvest Small Cap Partners	368,171	438,432	7,304	4,576
Harvest Agriculture Select (2)	134,705	110,726	20,260	22,057
Harvest Technology Partners	48,599	46,301	14,304	14,592
Harvest Financial Partners	37,079	15,439	6,157	5,710
Private Equity Funds:
Harvest Growth Capital LLC (3)	35,937	38,087	1,787	1,845
Harvest Growth Capital LLC II (3)	112,922	92,972	2,687	2,281
Funds of Funds:
JMP Masters Fund	45,207	41,330	167	152
REITs:
New York Mortgage Trust	1,760	36,963	N/A	N/A
Credit or Private Debt Capital:
Harvest Capital Credit Corporation	129,581	115,834	N/A	N/A
HCS and HCAP Advisors Totals	$983,406	$1,045,429	$67,184	$68,906

CLOs and Other Managed by JMPCA:
CLO I (3)	384,645	397,963	N/A	N/A
CLO II (3)	331,592	331,319	N/A	N/A
CLO III (3)	360,433	360,211	N/A	N/A
Assets Referenced in TRS (4)	36,897	-	N/A	N/A
JMPCA Totals	$1,113,567	$1,089,493	N/A	N/A
JMP Group LLC Totals	$2,096,973	$2,134,922	$67,184	$68,906

(1)

For hedge funds, private equity funds and funds of funds, assets under management represent the net assets of such funds. For New York Mortgage Trust (“NYMT”), assets under management represent the portion of the net assets of NYMT that is subject to the incentive fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

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

(4)	Assets Referenced in TRS represents the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Contributions	56,755	6,617	-	63,372
Redemptions	(108,922)	-	(2,994)	(111,916)
Distributions from realization event	-	(139)	-	(139)
Appreciation	(10,077)	11,322	6,871	8,116
AUM at June 30, 2015	$657,999	$148,859	$45,207	852,065

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Contributions	53,266	4,489	-	57,755
Redemptions	(36,305)	-	(2,000)	(38,305)
Distributions from realization event	-	(2,203)	-	(2,203)
Appreciation	89,221	818	885	90,924
AUM at June 30, 2014	$799,941	111,786	49,571	961,298

AUM related to hedge funds, private equity funds and funds of funds decreased $40.5 million, or 4.5%, from $892.6 million at December 31, 2014 to $852.1 million at June 30, 2015. This decrease was primarily attributed to redemptions of $108.9 million related to hedge funds managed by HCS, partially offset by capital contributions of $56.8 million in these funds.

AUM related to hedge funds, private equity funds and funds of funds increased $108.2 million, or 12.7%, from $853.1 million at December 31, 2014 to $961.3 million at June 30, 2014. This increase was primarily attributed to capital contributions of $53.4 million and appreciation of $89.2 million related to hedge funds managed by HCS, partially offset by $36.3 million of redemptions in these funds.

(In thousands)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$(472)	105	-	$229	247	$32
Harvest Small Cap Partners	105	1,612	5	675	1,564	10,760
Harvest Franchise Fund	-	-	-	207	306	2
Harvest Agriculture Select (1)	85	296	10	378	258	70
Harvest Technology Partners	652	79	13	339	78	1
Harvest Financial Partners	20	85	10	-	-	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	(43)	-	-	153	85	-
Harvest Growth Capital II LLC (2)	307	281	-	107	281	-
Funds of Funds:
JMP Masters Fund	5	103	4	(6)	122	-
REITs:
New York Mortgage Trust	-	-	748	-	-	-
Loans:
Harvest Capital Credit Corporation	N/A	650	547	N/A	438	485
CLOs and Other:
CLO I (2)	N/A	494	-	N/A	557	-
CLO II (2)	N/A	414	-	N/A	413	-
CLO III (2)	N/A	199	-	N/A	78	-
Assets Referenced in TRS	N/A	22	-	N/A	-	-
Totals	$659	$4,340	$1,337	$2,082	$4,427	$11,350

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC and HGC II (through December 31, 2014), CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1)	$(977)	285	-	$662	$477	$120
Harvest Small Cap Partners	(18)	3,632	(7)	733	3,075	13,185
Harvest Franchise Fund	-	-	-	221	618	2
Harvest Agriculture Select (1)	889	536	116	975	498	150
Harvest Technology Partners	1,258	153	16	467	156	2
Harvest Financial Partners	37	115	11	-	-	-
Private Equity Funds:
Harvest Growth Capital LLC (2)	(59)	(6)	-	91	182	-
Harvest Growth Capital II LLC (2)	304	563	-	(134)	563	-
Funds of Funds:
JMP Masters Fund	11	209	14	8	242	16
REITs:
New York Mortgage Trust	-	-	1,197	-	-	310
Loans:
Harvest Capital Credit Corporation	N/A	1,263	907	N/A	828	127
CLOs and TRS:
CLO I (2)	N/A	1,000	-	N/A	1,107	-
CLO II (2)	N/A	829	-	N/A	823	-
CLO III (2)	N/A	380	-	N/A	148	-
Assets Referenced in TRS	N/A	22	-	N/A	-	-
Totals	$1,445	$8,981	$2,254	$3,023	$8,717	$13,912

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC and HGC II (through December 31, 2014), CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Loans which are deemed to be uncollectible are charged off and the charged-off amount results in a reduced allowance.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. In June 2015, we changed our clearing broker from J.P. Morgan Clearing Corp. to National Financial Services. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 16 to the Consolidated Financial Statements. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

The Company’s effective tax rate is directly impacted by the proportion of income subject to tax compared to income not subject to tax. JMP Group Inc., a wholly owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to corporate-level taxation.

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

Non-controlling Interest

Non-controlling interest for the six months ended June 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

 Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change from 2014 to 2015		Six Month Change from 2014 to 2015
	2015	2014	2015	2014	$	%	$	%
Revenues
Investment banking	$21,331	$23,061	$42,025	$48,114	$(1,730)	-7.5%	$(6,089)	-12.7%
Brokerage	6,404	6,474	12,469	13,130	(70)	-1.1%	(661)	-5.0%
Asset management fees	4,721	14,858	9,383	20,402	(10,137)	-68.2%	(11,019)	-54.0%
Principal transactions	2,857	9,688	6,601	5,995	(6,831)	-70.5%	606	10.1%
Loss on sale, payoff and mark-to-market of loans	(1,132)	(551)	(1,710)	(171)	(581)	105.4%	(1,539)	900.0%
Net dividend income	256	262	447	497	(6)	-2.3%	(50)	-10.1%
Other income	62	150	802	372	(88)	-58.7%	430	115.6%
Non-interest revenues	34,499	53,942	70,017	88,339	(19,443)	-36.0%	(18,322)	-20.7%

Interest income	12,801	9,212	25,578	17,800	3,589	39.0%	7,778	43.7%
Interest expense	(7,386)	(5,424)	(14,674)	(10,252)	(1,962)	36.2%	(4,422)	43.1%
Net interest income	5,415	3,788	10,904	7,548	1,627	43.0%	3,356	44.5%

Reversal (provision) for loan losses	545	(212)	488	(709)	757	-357.1%	1,197	-168.8%

Total net revenues after provision for loan losses	40,459	57,518	81,409	95,178	(17,059)	-29.7%	(13,769)	-14.5%

Non-interest expenses
Compensation and benefits	27,524	37,979	54,588	69,355	(10,455)	-27.5%	(14,767)	-21.3%
Administration	2,293	1,760	3,985	3,482	533	30.3%	503	14.4%
Brokerage, clearing and exchange fees	814	818	1,612	1,743	(4)	-0.5%	(131)	-7.5%
Travel and business development	1,295	980	2,233	1,831	315	32.1%	402	22.0%
Communication and technology	982	942	1,952	1,890	40	4.2%	62	3.3%
Professional fees	1,040	1,269	2,014	2,076	(229)	-18.0%	(62)	-3.0%
Other	1,874	1,408	3,443	2,672	466	33.1%	771	28.9%
Total non-interest expenses	35,822	45,156	69,827	83,049	(9,334)	-20.7%	(13,222)	-15.9%
Income (loss) before income tax expense	4,637	12,362	11,582	12,129	(7,725)	-62.5%	(547)	-4.5%
Income tax (benefit) expense	(2,864)	2,450	4,136	4,146	(5,314)	-216.9%	(10)	-0.2%
Net income (loss)	7,501	9,912	7,446	7,983	(2,411)	-24.3%	(537)	-6.7%
Less: Net loss attributable to non-controlling interest	1,675	6,717	3,512	790	(5,042)	-75.1%	2,722	-344.6%
Net income attributable to JMP Group LLC	$5,826	$3,195	$3,934	$7,193	$2,631	82.3%	$(3,259)	-45.3%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Overview

Total net revenues after provision for loan losses decreased $17.0 million, or 29.7%, from $57.5 million for the quarter ended June 30, 2014 to $40.5 million for the quarter ended June 30, 2015, resulting from a decline in non-interest revenues of $19.4 million, partially offset by an increase of net interest income of $1.6 million, and a decline in provision for loan losses of $0.8 million.

Non-interest revenues decreased $19.4 million or 36.0%, from $53.9 million for the quarter ended June 30, 2014 to $34.5 million in the same period in 2015. This decrease was primarily driven by a $10.1 million decline in asset management incentive fees and a $6.8 million decline in principal transactions.

Provision for loan losses decreased $0.7 million from $0.2 million for the quarter ended June 30, 2015 to a $0.5 million reversal for the quarter ended June 30, 2015. The decline was driven by an adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect the actual historic loan losses.

Total non-interest expenses decreased $9.4 million, or 20.7%, from $45.2 million for the quarter ended June 30, 2014 to $35.8 million for the quarter June 30, 2015, primarily due to a decrease in compensation and benefits of $10.5 million.

Net income attributable to JMP Group LLC increased $2.6 million, or 82.3%, from $3.2 million after income tax expense of $2.5 million for the quarter ended June 30, 2014 to $5.8 million after an income tax benefit of $2.9 million for the quarter ended June 30, 2015.

 Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Overview

Total net revenues after provision for loan losses decreased $13.8 million, or 14.5%, from $95.2 million for the six months ended June 30, 2014 to $81.4 million for the six months ended June 30, 2015, resulting from declines in non-interest revenues of $18.3 million, partially offset by an increase in net interest income of $3.4 million, and a decline in provision for loan losses of $1.2 million.

Non-interest revenues decreased $18.3 million or 20.7%, from $88.3 million for the six months ended June 30, 2014 to $70.0 million in the same period in 2015. This decline was primarily driven by an $11.0 million decrease in asset management incentive fees and a $6.1 million decline in investment banking revenues.

Provision for loan losses decreased $1.2 million from $0.7 million for the six months ended June 30, 2015 to a $0.5 million reversal for the six months ended June 30, 2015. The decline was driven by an adjustment recorded in 2015 to the CLO I general reserve, to reflect the actual historic loan losses.

Total non-interest expenses decreased $13.2 million, or 15.9%, from $83.0 million for the six months ended June 30, 2014 to $69.8 million for the six months June 30, 2015, primarily due to a decline in compensation and benefits of $14.8 million.

Net income attributable to JMP Group LLC decreased $3.3 million, or 45.3%, from $7.2 million after income tax expense of $4.1 million for the six months ended June 30, 2014 to $3.9 million after income tax expense of $4.1 million for the six months ended June 30, 2015.

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

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses non-cash share-based compensation expense recognized under GAAP related to equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards granted in the period in which such compensation was awarded, even if the expense of that award will be recognized in future periods under GAAP;

(ii)

recognizes 100% of the cost of deferred compensation share in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(iv)	presents revenues and expenses on a basis that deconsolidates HGC and HGC II (through December 31, 2014), and the CLOs;

(v)	excludes general loan loss reserves on CLO II and CLO III; and

(vi)	assumes a combined federal, state and local income tax rate of 38% for the three and six months ended June 30, 2014, and 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the three and six months ended June 30, 2015.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$21,331	$-	$-	$21,331	$-	$-	$21,331
Brokerage	6,404	-	-	6,404	-	-	6,404
Asset management related fees	-	4,284	1,378	5,662	(21)	(1,427)	4,214
Principal transactions	1,135	-	-	1,135	1,920	-	3,055
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(809)	-	(809)
Net dividend income	-	-	-	-	255	-	255
Net interest income	-	-	-	-	3,134	-	3,134
Provision for loan losses	-	-	-	-	696	-	696
Adjusted net revenues	28,870	4,284	1,378	34,532	5,175	(1,427)	38,280

Non-interest expenses
Non-interest expenses	24,124	4,147	999	29,270	4,304	(1,427)	32,147

Operating pre-tax net income	4,746	137	379	5,262	871	-	6,133

Income tax expense (assumed rate of 38% for Operating Platforms)	1,803	52	144	1,999	(716)	-	1,283

Operating net income (loss)	$2,943	$85	$235	$3,263	$1,587	$-	$4,850

	Three Months Ended June 30, 2014
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$23,059	$-	$-	$23,059	$-	$2	$23,061
Brokerage	6,474	-	-	6,474	-	-	6,474
Asset management related fees	-	15,008	1,546	16,554	-	(1,632)	14,922
Principal transactions	-	-	-	-	1,978	-	1,978
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(536)	-	(536)
Net dividend income	-	-	-	-	262	-	262
Net interest income	-	-	-	-	3,660	-	3,660
Provision for loan losses	-	-	-	-	159	-	159
Adjusted net revenues	29,533	15,008	1,546	46,087	5,523	(1,630)	49,980

Non-interest expenses
Non-interest expenses	24,560	14,153	988	39,701	5,410	(1,632)	43,479

Operating pre-tax net income	4,973	855	558	6,386	113	2	6,501

Income tax expense (assumed rate of 38%)	1,890	325	212	2,427	42	1	2,470

Operating net income (loss)	$3,083	$530	$346	$3,959	$71	$1	$4,031

	Six Months Ended June 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$42,025	$-	$-	$42,025	$-	$-	$42,025
Brokerage	12,469	-	-	12,469	-	-	12,469
Asset management related fees	-	9,285	2,748	12,033	(20)	(2,889)	9,124
Principal transactions	1,135	-	-	1,135	4,838	-	5,973
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(1,199)	-	(1,199)
Net dividend income	-	-	-	-	446	-	446
Net interest income	-	-	-	-	6,342	-	6,342
Provision for loan losses	-	-	-	-	698	-	698
Adjusted net revenues	55,629	9,285	2,748	67,662	11,105	(2,889)	75,878

Non-interest expenses
Non-interest expenses	46,324	8,901	2,022	57,247	9,058	(2,889)	63,416

Less: Non-controlling interest	-	-	-	-	-	-	-

Operating pre-tax net income	9,305	384	726	10,415	2,047	-	12,462

Income tax expense (assumed rate of 38%)	3,535	145	276	3,956	(1,475)	-	2,481

Operating net income (loss)	$5,770	$239	$450	$6,459	$3,522	$-	$9,981

	Six Months Ended June 30, 2014
(In thousands)	Broker- Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$48,202	$-	$-	$48,202	$-	$(88)	$48,114
Brokerage	13,130	-	-	13,130	-	-	13,130
Asset management related fees	50	21,216	2,607	23,873	-	(2,822)	21,051
Principal transactions	-	-	-	-	3,668	-	3,668
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(173)	-	(173)
Net dividend income	-	-	-	-	497	-	497
Net interest income	-	-	-	-	7,281	-	7,281
Provision for loan losses	-	-	-	-	206	-	206
Adjusted net revenues	61,382	21,216	2,607	85,205	11,479	(2,910)	93,774

Non-interest expenses
Non-interest expenses	49,876	20,163	2,012	72,051	10,980	(2,822)	80,209

Operating pre-tax net income	11,506	1,053	595	13,154	499	(88)	13,565

Income tax expense (assumed rate of 38%)	4,373	400	226	4,999	188	(33)	5,154

Operating net income (loss)	$7,133	$653	$369	$8,155	$311	$(55)	$8,411

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three and six months ended June 30, 2015 and 2014.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating net income	$4,850	$4,031	$9,981	$8,411
Addback of Segment Income tax expense	1,283	2,470	2,481	5,154
Total Segments operating pre-tax net income	$6,133	$6,501	$12,462	$13,565
Subtract / (Add back)
Stock-based compensation expense	1,190	1,438	2,271	2,686
Deferred compensation program accounting adjustment	1,669	(890)	2,738	(1,487)
Net unrealized loss on strategic equity investments and warrants.	188	(72)	(832)	102
General loan loss reserve for CLO II and CLO III	124	380	215	925
Total Consolidation Adjustments and Reconciling Items	3,171	856	4,392	2,226
Consolidated pre-tax net income attributable to JMP Group LLC	$2,962	$5,645	$8,070	$11,339

Income tax expense	(2,864)	2,450	4,136	4,146
Consolidated Net Income (Loss) attributable to JMP Group LLC	$5,826	$3,195	$3,934	$7,193

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Investment Banking

Investment banking revenues decreased $1.8 million, or 7.5%, from $23.1 million for the quarter ended June 30, 2014 to $21.3 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 40.1% for the quarter ended June 30, 2014 to 52.7% for the quarter ended June 30, 2015.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, decreased $1.8 million from $23.1 million for the quarter ended June 30, 2014 to $21.3 million for the same period in 2015. The decrease was driven by declines in our strategic advisory revenues, which decreased $4.1 million, or 59.3%, from $6.9 million for the quarter ended June 30, 2014 to $2.8 million for the same period in 2015. We executed eight and two strategic advisory transactions in the quarters ended June 30, 2014 and 2015, respectively. Private capital markets and other transaction decreased $0.2 million from $0.3 million for the quarter ended June 30, 2014 to $0.1 million for the same period in 2015. Partially offsetting this decline were increases in debt and convertible revenues and public equity revenues. Debt and convertible revenue transactions increased $2.4 million, or 221.2%, from $1.1 million to $3.5 million. This increase was attributed to a 167.9% increase in average revenues per transaction, and more transactions in 2015. We executed six transactions related to debt and convertible revenue transactions in the quarter ended June 30, 2014 compared to five in the same period in 2015. Public equity underwriting revenues increased $0.2 million from $14.7 million in the quarter ended June 30, 2014 to $14.9 million for the quarter ended June 30, 2015. The increase was attributed to a 27.7% increase in average revenue per deal, partially offset by a decline in the number of executed public equity transactions from 34 to 27 for the quarters ended June 30, 2014 and June 30, 2015 respectively. The number of transactions where we acted as a lead manager increased from six to 10, for the quarters ended June 30, 2014 and June 30, 2015.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.1 million, or 1.1%, from $6.5 million for the quarter ended June 30, 2014 to $6.4 million for the quarter ended June 30, 2015. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 11.3% for the quarter ended June 30, 2014 to 15.8% for the quarter ended June 30, 2015. On an operating basis, brokerage revenues were 13.0% and 16.7% for the quarters ended June 30, 2014 and 2015, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2015	2014
Base management fees:
Fees reported as asset management fees	$3,419	$3,163
Fees earned at HGC, HGC II when consolidated	-	366
Less: Non-controlling interest in HCAP Advisors	(319)	(215)
Total base management fees	3,100	3,314

Incentive fees:
Fees reported as asset management fees	$1,302	$11,695
Less: Non-controlling interest in HCAP Advisors	(250)	(237)
Total incentive fees	1,052	11,458

Other fee income:
Fundraising and other income:	$62	$150
Total other fee income	62	150

Asset management related fees:
Fees reported as asset management fees	$4,721	$14,858
Fees reported as other income	62	150
Fees earned at HGC, HGC II when consolidated	-	366
Less: Non-controlling interest in HCAP Advisors	(569)	(452)
Total Segment asset management related fee revenues	$4,214	$14,922

Fees reported as asset management fees were $14.9 million and $4.7 million for the quarters ended June 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 25.8% for the quarter ended June 30, 2014 to 11.7% for the quarter ended June 30, 2015. Fees reported as other income were $0.2 million and $0.1 million for the quarters ended June 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, other income decreased from 0.3% for the quarter ended June 30, 2014 to 0.2% for the same period in 2015.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC (through December 31, 2014), HGC II (through December 31, 2014), and HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue decreased $10.7 million, from $14.9 million for the quarter ended June 30, 2014 to $4.2 million for the quarter ended June 30, 2015. The decline primarily was attributed to the $10.4 million decrease in incentive fees, from $11.5 million for the quarter ended June 30, 2014 to $1.1 million for the same period in 2015. The decline in incentive fees was driven by a $10.8 million decrease related to incentives in Harvest Small Cap Partners (“HSCP”), partially offset by a $0.7 million increase related to NYMT. Total base management fee decreased $0.2 million from $3.3 million for the quarter ended June 30, 2014 to $3.1 million for the same period in 2015. On an operating basis, asset management related fees were 29.9% and 11.0% for the quarters ended June 30, 2014 and June 30, 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $6.8 million from $9.7 million for the quarter ended June 30, 2014 to $2.9 million for the same period in 2015. This decrease was primarily attributed to $7.0 million in non-controlling interest at HGC and HGC II in 2014, which are no longer consolidated as of January 1, 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 16.8% for the quarter ended June 30, 2014 and 7.1% for the quarter ended June 30, 2015.

Total segment principal transaction revenues increased $1.1 million from $2.0 million for the quarter ended June 30, 2014 to $3.1 million for the same period in 2015. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2014 and 2015 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended June 30,
(In thousands)	2015	2014

Equity and other securities excluding non-controlling interest	$145	$494
Warrants and other investments	2,242	35
Investment partnerships	668	1,448
Total Segment principal transaction revenues	3,055	1,977
Operating adjustment addbacks	(198)	728
Non-controlling interest in HGC and HGC II	-	6,983
Total principal transaction revenues	$2,857	$9,688

The increase primarily reflects additional revenues from warrants and other investments, partially offset by declines in investment partnerships and equity and other securities. Revenues from warrants and other investments increased by $2.2 million, primarily driven by $1.1 million gain resulting from the exercise and sale of one warrant position, $0.5 million gain on a company which invests in real estate joint ventures and a $0.4 million gain related to the Total Return Swap derivative. Revenues from investment partnerships decreased $0.7 million, from $1.4 million for the quarter ended June 30, 2014 to $0.7 million for the same period in 2015. Revenues from equity and other securities decreased $0.4 million, from $0.5 million for the quarter ended June 30, 2014 to $0.1 million for the same period in 2015. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 4.0% for the quarter ended June 30, 2014 to 8.0% for the quarter ended June 30, 2015.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was earned in our Corporate segment. Loss on sale and payoff of loans increased $0.5 million, from $0.6 million for the quarter ended June 30, 2014 to $1.1 million for the quarter ended June 30, 2015, respectively. On a segment basis, loss on sale and payoff of loans increased from $0.5 million for the quarter ended June 30, 2014 to $0.8 million for the same period in 2015.

Net Dividend Income

Net dividend income was $0.3 million for both the quarters ended June 30, 2014 and 2015. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2015	2014
CLO I loan contractual interest income	$3,234	$3,803
CLO I ABS issued contractual interest expense	(986)	(1,153)
Net CLO I contractual interest	2,248	2,650

CLO II loan contractual interest income	$4,130	$3,740
CLO II ABS issued contractual interest expense	(1,700)	(1,688)
Net CLO II contractual interest	2,430	2,052

CLO III loan contractual interest income	$4,578	$1,178
CLO III ABS issued contractual interest expense	(2,108)	(341)
Net CLO III contractual interest	2,470	837

Bond Payable interest expense	(2,272)	(1,901)

Less: Non-controlling interest in CLOs	(2,281)	(128)

Other interest income	539	150

Total Segment net interest income	$3,134	$3,660

Non-controlling interest in CLOs	2,281	128

Total net interest income (expense)	$5,415	$3,788

Net interest income increased from $3.8 million net interest expense for the quarter ended June 30, 2014 to $5.4 million net interest income for the quarter ended June 30, 2015. The net interest income increase was driven primarily by the CLO III interest earned in the quarter ended June 30, 2015, offset by an additional bond interest expense from a full quarter of the January 2014 bond issuance. As a percentage of total net revenues after provision for loan losses, net interest income was 6.6% for the quarter ended June 30, 2014 and 13.4% for the quarter ended June 30, 2015.

Total segment net interest income decreased from $3.7 million for the quarter ended June 30, 2014 to $3.1 million for the quarter ended June 30, 2015. Net interest income is earned in our Corporate segment, and largely reflects our portion of the net CLOs contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income increased from 7.3% for the quarter ended June 30, 2014 to 8.2% for the quarter ended June 30, 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,234		$350,000	3.66%	0.27%	3.39%
CLO I ABS issued contractual interest expense	(986)		(364,242)	1.22%	0.27%	0.95%
CLO II loan contractual interest income	4,130		327,667	4.99%	0.27%	4.72%
CLO II ABS issued contractual interest expense	(1,700)		(317,778)	2.14%	0.27%	1.87%
CLO III loan contractual interest income	4,578		351,087	5.16%	0.27%	4.89%
CLO III ABS issued contractual interest expense	(2,108)		(332,100)	2.51%	0.27%	2.24%
Net CLO contractual interest	$7,148	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,803		$399,487	3.77%	0.23%	3.54%
CLO I ABS issued contractual interest expense	(1,153)		(416,744)	1.10%	0.23%	0.87%
CLO II loan contractual interest income	3,740		324,710	4.55%	0.23%	4.32%
CLO II ABS issued contractual interest expense	(1,688)		(319,298)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	1,178		98,610	4.73%	0.22%	4.51%
CLO III warehouse/ABS issued contractual interest expense	(341)		(83,058)	1.62%	0.22%	1.40%
Net CLO contractual interest	$5,539	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $0.8 million, or 357.1%, from $0.2 million for the quarter ended June 30, 2014 to a $0.5 million reversal for the same period in 2015. The decline was driven by an adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. CLO I has a seasonal portfolio that has had virtually no credit losses in recent years. As a percent of net revenues after provision for loan losses, provision for loan losses were 0.4% for the quarter ended June 30, 2014 and 1.4% for the quarter ended June 30, 2015.

Total segment provision for loan losses decreased from $0.2 million for the quarter ended June 30, 2014 to a $0.7 million for the quarter ended June 30, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2015 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.3% and 1.8% for the quarters ended June 30, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $10.5 million, or 27.5%, from $38.0 million for the quarter ended June 30, 2014 to $27.5 million for the quarter ended June 30, 2015.

Employee payroll, taxes and benefits, and consultant fees were $10.2 million and $11.0 million for the quarters ended June 30, 2014 and 2015, respectively. Performance-based bonus and commission decreased $11.0 million from $25.2 million for the quarter ended June 30, 2014 to $14.2 million for the quarter ended June 30, 2015. The decrease was primarily attributed to the decrease in asset management incentive fees that drive the bonus calculations.

Equity-based compensation was $2.4 million and $2.5 million for the quarters ended June 30, 2014 and 2015, respectively. The equity-based compensation included a $0.3 million increase in share options and share appreciation rights, offset by a decline of $0.5 million related to RSUs.

Compensation and benefits as a percentage of revenues increased from 66.0% of total net revenues after provision for loan losses for the quarter ended June 30, 2014 to 68.0% for the same period in 2015.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $12.0 million from $36.4 million for the quarter ended June 30, 2014 to $24.4 million for the quarter ended June 30, 2015. As a percent of total segment net revenues, compensation and benefits were 72.9% and 63.8% for the quarters ended June 30, 2014 and 2015, respectively.

Administration

Administration expense increased $0.5 million, from $1.8 million for the quarter ended June 30, 2014 to $2.3 million for the quarter ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.1% for the quarter ended June 30, 2014 to 5.7% for the same period in 2015.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended June 30, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 1.4% for the quarter ended June 30, 2014 to 2.0% for the same period in 2015.

Travel and Business Development

Travel and business development expenses increased $0.3 million, from $1.0 million for the quarter ended June 30, 2014 to $1.3 million for the quarters ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 1.7% and 3.2% for the quarters ended June 30, 2014 and 2015, respectively.

Communications and Technology

Communications and technology expenses were $0.9 million and $1.0 million for the quarters ended June 30, 2014 and June 30, 2015, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 1.6% for the quarter ended June 30, 2014 to 2.4% for the same period in 2015.

 Professional Fees

Professional fees decreased $0.3 million from $1.3 million for the quarter ended June 30, 2014 to $1.0 million for the quarter ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.2% for the quarter ended June 30, 2014 to 2.6% for the same period in 2015.

 Other Expenses

Other expenses increased $0.5 million, or 33.1%, from $1.4 million for the quarter ended June 30, 2014 to $1.9 million for the quarter ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, other expenses were 2.5% and 4.6% for the quarters ended June 30, 2014 and 2015, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $6.7 million for the quarter ended June 30, 2014 to $1.7 million for the quarter ended June 30, 2015. The decrease primarily results from non-controlling interest in HGC and HGC II, which were deconsolidated effective January 1, 2015. Non-controlling interest for the quarter ended June 30, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended June 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended June 30, 2015 and 2014, we recorded an income tax benefit of $2.9 million and income tax expense of $2.5 million, respectively. The benefit in the current quarter was attributed to a change in estimate on the one-time tax event, which was triggered by the Reorganization Transaction that occurred January 1, 2015. We also recognized a $0.6 million benefit in the current quarter, related to the correction of over accrued income tax  expenses in prior periods.

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

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the three months ended June 30, 2014 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $0.9 million from $2.5 million for the quarter ended June 30, 2014 to $1.4 million for the quarter ended June 30, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Investment Banking

Investment banking revenues decreased $6.1 million, or 12.7%, from $48.1 million for the six months ended June 30, 2014 to $42.0 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 50.6% for the six months ended June 30, 2014 to 51.6% for the quarter ended June 30, 2015.

Our segment reported investment banking revenues, earned in our Broker-Dealer segment, decreased $6.1 million from $48.1 million for the six months ended June 30, 2014 to $42.0 million for the same period in 2015. The decrease was driven by declines in our strategic advisory revenues, which decreased $4.7 million, or 45.9%, from $10.2 million for the six months ended June 30, 2014 to $5.5 million for the same period in 2015. We executed 11 and six strategic advisory transactions in the six months ended June 30, 2014 and 2015, respectively. Public equity underwriting revenues decreased $2.7 million from $34.2 million in the six months ended June 30, 2014 to $31.5 million for the six months ended June 30, 2015. The decrease was attributed to fewer executed public equity transactions, from 67 for the six months ended June 30, 2014 to 61 for the six months ended June 30, 2014. The number of transactions where we acted as a lead manager increased from 16 to 21, for the six months ended June 30, 2014 and June 30, 2015, respectively. Private capital markets and other transactions decreased $0.4 million from $1.0 million for the six months ended June 30, 2014 to $0.6 million for the same period in 2015. Partially offsetting this decline were increases in debt and convertible revenues and public equity revenues. Debt and convertible revenue transactions increased $1.7 million, or 63.8%, from $2.7 million to $4.4 million. This increase was attributed to a 63.6% increase in average revenues per transaction.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.6 million, or 16.4%, from $13.1 million for the six months ended June 30, 2014 to $12.5 million for the six months ended June 30, 2015. The decline was mainly the result of a decrease in trading volume. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 13.8% for the six months ended June 30, 2014 to 15.3% for the six months ended June 30, 2015. On an operating basis, brokerage revenues were 14.0% and 16.4% for the six months ended June 30, 2014 and 2015, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2015	2014
Base management fees:
Fees reported as asset management fees	$7,129	$6,147
Fees earned at HGC, HGC II when consolidated	-	745
Less: Non-controlling interest in HCAP Advisors	(618)	(406)
Total base management fees	6,511	6,486

Incentive fees:
Fees reported as asset management fees	$2,254	$14,255
Less: Non-controlling interest in HCAP Advisors	(444)	(62)
Total incentive fees	1,810	14,193

Other fee income:
Fundraising and other income:	$802	$372
Total other fee income	802	372

Asset management related fees:
Fees reported as asset management fees	$9,383	$20,402
Fees reported as other income	802	372
Fees earned at HGC, HGC II when consolidated	-	745
Less: Non-controlling interest in HCAP Advisors	(1,062)	(468)
Total Segment asset management related fee revenues	$9,123	$21,051

Fees reported as asset management fees were $20.4 million and $9.4 million for the six months ended June 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 21.4% for the six months ended June 30, 2014 to 11.5% for the six months ended June 30, 2015. Fees reported as other income were $0.4 million and $0.8 million for the six months ended June 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.4% for the six months ended June 30, 2014 to 1.0% for the same period in 2015.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HGC (through December 31, 2014), HGC II (through December 31, 2014), and HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above. We believe that presenting adjusted asset management related fees is useful to investors as a means of assessing the performance of JMP Group's combined asset management activities, including its fundraising and other services for third parties. We believe that adjusted asset management-related fee revenues provide useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of JMP Group's various asset management activities on the Company's total net revenues.

Total segment asset management related fee revenue decreased $12.0 million from $21.1 million for the six months ended June 30, 2014 to $9.1 million for the six months ended June 30, 2015. The decline primarily was attributed to the $12.4 million decrease in incentive fees, from $14.2 million for the six months ended June 30, 2014 to $1.8 million for the same period in 2015. The decline in incentive fees was driven by a $13.2 million decline related to Harvest Small Cap Partners (“HSCP”), partially offset by a $0.9 million increase related to NYMT. Total base management fees were $6.5 million for both the six months ended June 30, 2014 and for the same period in 2015. On an operating basis, asset management related fees were 22.4% and 12.0% for the six months ended June 30, 2014 and June 30, 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $0.6 million from $6.0 million for the six months ended June 30, 2014 to $6.6 million for the same period in 2015. This increase earned in our segment principal transactions revenues were partially offset by $1.7 million in principal transactions earned in 2014 at HGC and HGC II, which are no longer consolidated as of January 1, 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 6.3% for the six months ended June 30, 2014 and 8.1% for the six months ended June 30, 2015.

Total segment principal transaction revenues increased $2.3 million from $3.7 million for the six months ended June 30, 2014 to $6.0 million for the same period in 2015. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2014 and 2015 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Six Months Ended June 30,
	2015	2014

Equity and other securities excluding non-controlling interest	$772	$1,337
Warrants and other investments	3,621	10
Investment partnerships	1,580	2,320
Total Segment principal transaction revenues	5,973	3,667
Operating adjustment addbacks	628	623
Non-controlling interest in HGC and HGC II	-	1,705
Total principal transaction revenues	$6,601	$5,995

The increase primarily reflects additional revenues from warrants and other investments, partially offset by declines in equity and other securities and in investment partnerships. Revenues from warrants and other investments increased by $3.6 million, primarily driven by $1.1 million gain resulting from the exercise and sale of one warrant position, the $0.7 million gain on its investment in Sanctuary Wealth Services LLC, the $0.6 million gain on a real estate investment banking private equity company, the $0.6 million gain on a company which invests in real estate joint ventures and a $0.4 million gain related to the Total Return Swap derivative. Revenues from equity and other securities decreased $0.5 million, from $1.3 million for the six months ended June 30, 2014 to $0.8 million for the same period in 2015. Revenues from investment partnerships decreased $0.7 million, from $2.3 million for the six months ended June 30, 2014 to $1.6 million for the same period in 2015. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 3.9% for the six months ended June 30, 2014 to 7.9% for the six months ended June 30, 2015.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans is attributable to our Corporate segment. Loss on sale and payoff of loans increased $1.5 million, from $0.2 million for the six months ended June 30, 2014 to $1.7 million for the six months ended June 30, 2015, respectively. On a segment basis, loss on sale and payoff of loans increased from $0.2 million for the six months ended June 30, 2014 to $1.2 million for the same period in 2015.

Net Dividend Income

Net dividend income was $0.5 million and $0.4 million for the six months ended June 30, 2014 and June 30, 2015, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2015	2014
CLO I loan contractual interest income	$6,628	$7,816
CLO I ABS issued contractual interest expense	(1,951)	(2,303)
Net CLO I contractual interest	4,677	5,513

CLO II loan contractual interest income	$8,205	$7,447
CLO II ABS issued contractual interest expense	(3,383)	(3,368)
Net CLO II contractual interest	4,822	4,079

CLO III loan contractual interest income	$9,174	$1,439
CLO III ABS issued contractual interest expense	(4,179)	(380)
Net CLO III contractual interest	4,995	1,059

Bond Payable interest expense	(4,545)	(3,485)

Less: Non-controlling interest in CLOs	(4,562)	(267)

Other interest income	955	382

Total Segment net interest income	$6,342	$7,281

Non-controlling interest in CLOs	4,562	267

Total net interest income (expense)	$10,904	$7,548

Net interest income increased from $7.5 million net interest income for the six months ended June 30, 2014 to $10.9 million net interest income for the six months ended June 30, 2015. The net interest income increase was driven primarily by the CLO III interest earned in the six months ended June 30, 2015, partially offset by additional bond interest expense from the January 2014 bond issuance. As a percentage of total net revenues after provision for loan losses, net interest income was 7.9% for the six months ended June 30, 2014 and 13.4% for the six months ended June 30, 2015.

Total segment net interest income decreased $1.0 million from $7.3 million for the six months ended June 30, 2014 to $6.3 million for the six months ended June 30, 2015. Net interest income is earned in our Corporate segment, and largely reflects our portion of the net CLOs contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income increased from 7.8% for the six months ended June 30, 2014 to 8.4% for the six months ended June 30, 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$6,628	$360,438	3.66%	0.24%	3.42%
CLO I ABS issued contractual interest expense	(1,951)	(367,669)	1.20%	0.24%	0.96%
CLO II loan contractual interest income	8,205	328,424	4.97%	0.26%	4.71%
CLO II ABS issued contractual interest expense	(3,383)	(317,968)	2.13%	0.26%	1.87%
CLO III loan contractual interest income	9,174	355,288	5.17%	0.26%	4.91%
CLO III warehouse/ABS issued contractual interest expense	(4,179)	(332,100)	2.50%	0.26%	2.24%
Net CLO contractual interest	$14,494	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$7,816	$402,367	3.86%	0.23%	3.63%
CLO I ABS issued contractual interest expense	(2,303)	(415,255)	1.10%	0.23%	0.87%
CLO II loan contractual interest income	7,447	325,790	4.56%	0.23%	4.33%
CLO II ABS issued contractual interest expense	(3,368)	(319,488)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	1,439	61,096	4.68%	0.14%	4.54%
CLO III warehouse/ABS issued contractual interest expense	(380)	(46,583)	1.12%	0.14%	0.98%
Net CLO contractual interest	$10,651	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $1.2 million, or 168.8%, from $0.7 million for the six months ended June 30, 2014 to a $0.5 million reversal for the same period in 2015. The decline was driven by an adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. CLO I has a seasonal portfolio that has had virtually no credit losses in recent years. As a percent of net revenues after provision for loan losses, provision for loan losses were 0.7% for the six months ended June 30, 2014 and 0.6% for the six months ended June 30, 2015.

Total segment provision for loan losses decreased from a $0.2 million reversal for the six months ended June 30, 2014 to a $0.7 million reversal for the six months ended June 30, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2015 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.2% and 0.9% for the six months ended June 30, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $14.8 million, or 21.3%, from $69.4 million for the six months ended June 30, 2014 to $54.6 million for the six months ended June 30, 2015.

Employee payroll, taxes and benefits, and consultant fees were $19.9 million and $23.0 million for the six months ended June 30, 2014 and 2015, respectively. The increase was driven by $1.3 million in employer matching in retirement contributions. The matching program began January 1, 2015.

Performance-based bonus and commission decreased $17.8 million from $45.0 million for the six months ended June 30, 2014 to $27.2 million for the six months ended June 30, 2015. The decline was primarily attributed to the decrease in net asset management incentive fees that drive the bonus calculations.

Equity-based compensation was $4.5 million and $4.4 million for the six months ended June 30, 2014 and 2015, respectively. The equity-based compensation included a $0.6 million increase in share options and share appreciation rights, offset by a decline of $0.7 million related to RSUs.

Compensation and benefits as a percentage of revenues decreased from 72.9% of total net revenues after provision for loan losses for the six months ended June 30, 2014 to 67.1% for the same period in 2015.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $44.5 million from $93.8 million for the six months ended June 30, 2014 to $49.3 million for the six months ended June 30, 2015. As a percent of total segment net revenues, compensation and benefits were 71.2% and 64.9% for the six months ended June 30, 2014 and 2015, respectively.

Administration

Administration expense increased $0.5 million from $3.5 million for the six months ended June 30, 2014 to $4.0 million for the six months ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, administration expense increased from 3.7% for the six months ended June 30, 2014 to 4.9% for the same period in 2015.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.1 million from $1.7 million for the six months ended June 30, 2014 to $1.6 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 1.8% for the six months ended June 30, 2014 to 2.0% for the same period in 2015.

Travel and Business Development

Travel and business development expenses were $1.8 million and $2.2 million for the six months ended June 30, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 1.9% and 2.7% for the six months ended June 30, 2014 and 2015, respectively.

Communications and Technology

Communications and technology expenses were $1.9 million and $2.0 million for the six months ended June 30, 2014 and June 30, 2015, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.0% for the six months ended June 30, 2014 to 2.4% for the same period in 2015.

Professional Fees

Professional fees decreased $0.1 million from $2.1 million for the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.2% for the six months ended June 30, 2014 to 2.5% for the same period in 2015.

Other Expenses

Other expenses increased $0.7 million, or 28.9%, from $2.7 million for the six months ended June 30, 2014 to $3.4 million for the six months ended June 30, 2015. As a percentage of total net revenues after provision for loan losses, other expenses were 2.8% and 4.2% for the six months ended June 30, 2014 and 2015, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $2.7 million from $0.8 million for the six months ended June 30, 2014 to $3.5 million for the six months ended June 30, 2015. The decrease primarily results from non-controlling interest in HGC and HGC II, which were deconsolidated effective January 1, 2015. Non-controlling interest for the six months ended June 30, 2014 includes the interest of third parties in CLO I, CLO II, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the six months ended June 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For both the six months ended June 30, 2015 and 2014, we recorded income tax expense of $4.1 million.

Effective January 1, 2015, JMP Group LLC qualifies as a publicly traded partnership taxable as a partnership for United States federal income tax purposes. The Company has two intermediate holding subsidiaries, JMP Group Inc. and JMP Investment Holdings LLC. JMP Group Inc. is a wholly-owned corporate subsidiary and income earned by this subsidiary is subject to U.S. federal and state income taxation. Income earned by JMP Investment Holdings LLC, a wholly-owned non-corporate subsidiary and not subject to U.S. federal corporate income tax, is allocated to JMP Group LLC shareholders. The qualification as a publicly traded partnership partially offset the increased income tax expense, arising from a one-time tax event, triggered by the Reorganization Transaction that occurred January 1, 2015.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the six months ended June 30, 2014 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $2.6 million from $5.2 million for the six months ended June 30, 2014 to $2.6 million for the six months ended June 30, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2015 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2015, we had net liquid assets of $18.9 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2015 and December 31, 2014, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $14.8 million and $138.7 million, respectively, which represented 1.1% and 9.1% of total assets, respectively. Level 3 assets decreased by $123.6 million, driven by the adjustment for adoption of new consolidation accounting guidance. Under this new guidance, effective January 1, 2015 the Company no longer consolidates the $123.5 million Level 3 assets held at HGC and HGC II.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discount and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discount only. At June 30, 2015, we had $982.5 million of loans collateralizing asset-backed securities, net, $92.7 million of restricted cash and $2.4 million of interest receivable funded by $987.4 million of asset-backed securities issued, net, and interest payable of $3.6 million. These assets and liabilities represented 79.8% of total assets and 83.6% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at June 30, 2015.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of June 30, 2015.

(Dollars in thousands)	As of June 30, 2015
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	58	4/2016 - 6/2022	$24,351
$500 - $2,000	371	5/2016 - 10/2022	503,061
$2,000 - $5,000	122	6/2016 - 12/2022	345,926
$5,000 - $10,000	16	4/2016 - 4/2021	110,950
$10,000+	1	5/2016	11,005
Total	568		$995,293

(Dollars in thousands)	As of June 30, 2015
	Number of	Outstanding	% of Outstanding
Industry	Loans	Balance	Balance
Aerospace & Defense	18	$26,100	2.6%
Automobile	30	65,586	6.6%
Banking	29	42,216	4.2%
Beverage, Food & Tobacco	23	52,602	5.3%
Broadcasting & Entertainmt.	2	9,561	1.0%
Capital Equipment	21	31,618	3.2%
Cargo Transport	1	6,407	0.6%
Chemicals, Plastics and Rubber	20	51,648	5.2%
Construction & Building	14	21,038	2.1%
Consumer Goods: Durable	15	27,284	2.7%
Consumer Goods: Non-durable	7	9,459	1.0%
Containers, Packaging and Glass	19	24,764	2.5%
Diversified Natural Resources, Precious Metals and Minerals	2	2,520	0.3%
Diversified/Conglomerate Mfg	6	4,475	0.5%
Diversified/Conglomerate Service	14	17,569	1.8%
Ecological	3	3,313	0.3%
Electronics	6	17,469	1.8%
Energy: Electricity	8	17,356	1.7%
Energy: Oil & Gas	15	18,898	1.9%
Environmental Industries	12	15,412	1.6%
Farming & Agriculture	1	1,459	0.2%
Finance	2	6,135	0.6%
Forest Products & Paper	3	5,772	0.6%
Grocery	1	-	0.0%
Healthcare, Education & Childcare	24	43,508	4.4%
Healthcare & Pharmaceuticals	15	22,738	2.3%
High Tech Industries	38	64,822	6.5%
Home and Office Furnishings, Housewares and Durable Consumer Products	3	6,232	0.6%
Hotels, Motels, Inns and Gaming	33	66,062	6.6%
Insurance	2	4,535	0.5%
Leisure , Amusement, Motion Pictures & Entertainment	4	8,625	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	694	0.1%
Media, Advertising, Printing & Publishing	6	7,189	0.7%
Media: Broadcasting & Subscription	17	26,677	2.7%
Media: Diversified & Production	3	7,731	0.8%
Metals & Mining	11	17,807	1.8%
Mining, Steel, Iron and Non-Precious Metals	3	3,493	0.4%
Oil & Gas	1	11,005	1.1%
Personal &Non-Durable Consumer Products	5	9,748	1.0%
Personal and Non-Durable Consumer Products (mfg only)	1	482	0.1%
Personal Transportation	2	2,951	0.3%
Personal, Food & Misc Services	4	3,516	0.4%
Printing & Publishing	3	10,800	1.0%
Retail Store	31	52,004	5.2%
Services: Business	31	57,707	5.8%
Services: Consumer	17	32,945	3.3%
Telecommunications	17	21,710	2.1%
Textiles & Leather	1	2,450	0.2%
Transportation: Cargo	8	9,859	0.9%
Transportation: Consumer	2	3,464	0.3%
Utilities	7	10,942	1.1%
Utilities: Oil & Gas	4	3,474	0.3%
Utilities: Electric	1	1,481	0.1%
Wholesale	1	1,981	0.2%
	568	995,293	100%

(Dollars in thousands)	As of June 30, 2015
			% of Outstanding
Moody's Rating Category	Number of Loans	Outstanding Balance	Balance
B1	115	$205,200	20.6%
B2	235	381,827	38.4%
B3	71	108,206	10.9%
Ba1	9	22,774	2.3%
Ba2	47	100,385	10.1%
Ba3	78	151,347	15.2%
Baa2	3	5,802	0.5%
Baa3	1	3,274	0.3%
Caa1	4	10,951	1.1%
Caa2	5	5,527	0.6%
Total	568	$995,293	100%

Other Liquidity Considerations

As of June 30, 2015, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

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

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with CNB provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of June 30, 2015.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of June 30, 2015, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of June 30, 2015 or December 31, 2014.

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

In January 2015, we converted to a publicly traded partnership and declared three monthly cash distributions of $0.035 per share for the first quarter of 2015, representing a 50% increase over our most recent quarterly dividend, which was paid in November 2014. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. On January 12, 2015, the Company’s board of directors declared cash distributions of $0.035 per share for the months of January, February and March, 2015. The January distribution was paid February 13, 2015, to shareholders of record as of January 30, 2015. The February distribution was paid March 13, 2015, to shareholders of record as of February 27, 2015. The March distribution was paid April 15, 2015, to shareholders of record as of March 31, 2015. On April 13, 2015, the Company’s board of directors declared cash distributions of $0.037 per share for the months of April, May and June 2015. The April distribution was paid on May 15, 2015, to shareholders of record as of April 30, 2015. The May distribution was paid on June 15, 2015, to shareholders of record as of May 29, 2015. The June distribution was paid July 15, 2015, to shareholders of record as of June 30, 2015. On July 16, 2015, the Company’s board of directors declared cash distributions of $0.04 per share for the months of July, August and September 2015, as well as a special cash distribution of $0.03 per share. The July and special distributions are payable on or before August 15, 2015, to shareholders of record as of July 31, 2015. The August distribution is payable on or before September 15, 2015, to shareholders of record as of August 31, 2015. The September distribution is payable on or before October 15, 2015, to shareholders of record as of September 30, 2015.

The Company did not repurchase any of the Company’s common shares in the second quarter of 2015.

We had total restricted cash of $107.8 million comprised primarily of $92.7 million of restricted cash at JMP Investment Holdings on June 30, 2015. This balance was comprised of $11.3 million in interest received from loans in the CLOs, and $81.4 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $28.5 million and $64.3 million, which were $27.0 million and $63.3 million in excess of the required net capital of $1.4 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.76 to 1 and 0.19 to 1 at June 30, 2015 and December 31, 2014.

A condensed table of cash flows for the six months ended June 30, 2015 and 2014 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2014 to 2015
	2015	2014	$	%
Cash flows used in operating activities	$(40,710)	$(22,371)	$(18,339)	-82.0%
Cash flows used in investing activities	(2,281)	(106,037)	103,756	97.8%
Cash flows (used in) provided by financing activities	(22,860)	112,105	(134,965)	-120.4%
Total cash flows	$(65,851)	$(16,303)	$(49,548)	-303.9%

Cash Flows for the Six Months Ended June 30, 2015

Cash decreased by $65.9 million during the six months ended June 30, 2015, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $40.8 million of cash from net income of $7.4 million, adjusted for the cash used by operating assets and liabilities of $50.9 million, and provided by non-cash revenue and expense items of $2.7 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $28.4 million, an increase in marketable securities of $29.4 million, partially offset by a decline in deposits and other assets of $11.2 million.

Our investing activities used $2.2 million of cash primarily due to $136.5 million funding of loans collateralizing ABS, $25.0 million cash collateral posted for our derivative transaction, partially offset by the sale and payoff of loans collateralizing ABS of $146.3 million, and principal receipts on loans collateralizing asset-backed securities of $46.3 million.

Our financing activities used $22.9 million of cash primarily due to $14.4 million repayment of ABS issued, $4.9 million distributions to non-controlling interest shareholders, and $4.0 million distributions and distribution equivalents paid on common shares and RSUs.

Cash Flows for the Six Months Ended June 30, 2014

Cash decreased by $16.3 million during the six months ended June 30, 2014, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $22. 4 million of cash from the net income of $8.0 million, adjusted for the cash used by operating assets and liabilities of $25.4 million, and used by non-cash revenue and expense items of $5.0 million. The cash used by the change in operating assets and liabilities included an increase in restricted cash deposits and other assets of $17.9 million, a decrease in accrued compensation and other liabilities of $11.8 million, partially offset by an increase in marketable securities of $10.9 million.

Our investing activities used $106.0 million of cash primarily due to funding of loans collateralizing ABS of $282.3 million and purchases of other investments of $26.3 million, partially offset by cash provided by the sales and payoff of loans collateralizing ABS of $155.8 million, principle receipts on loans collateralizing ABS of $37.8 million, and sales of investments of $24.4 million.

Our financing activities provided $112.1 million of cash primarily due to $97.5 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, partially offset by the $15.0 million repayment of a term loan, $6.8 million repayment of ABS issued, and $6.0 million purchase of subsidiary shares.

 Contractual Obligations

As of June 30, 2015, our aggregate minimum future commitment on our leases was $23.0 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $55.1 million and $24.3 million and standby letters of credit of $1.4 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2015. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2015. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

●	the nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

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

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 950 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $58.8 million as of June 30, 2015. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $13.6 million as of June 30, 2015. The net potential loss in fair value for our marketable equity securities portfolio as of June 30, 2015, using a hypothetical 10% decline in prices, is estimated to be approximately $4.5 million. In addition, as of June 30, 2015, we have invested $67.2 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2015, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.7 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of June 30, 2015, approximately 90.0% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.98%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended June 30, 2015.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

April 1, 2015 to April 30, 2015	-	$0.00	-	584,028
May 1, 2015 to May 31, 2015	-	$0.00	-	584,028
June 1, 2015 to June 30, 2015	-	$0.00	-	584,028
Total	0		0

(1)	On October 30, 2014, the Company’s board of directors increased the Company’s share repurchase to 1,000,000 shares through December 31, 2015.

ITEM 3.    Defaults Upon Senior Securities

 None.

ITEM 4.    Mine Safety Disclosures

 Not Applicable.

ITEM 5.    Other Information

ITEM 6.    Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2015

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.11	Amendment Number Six to Revolving Note and Cash Subordination Agreement and Revolving Note, dated as of May 6, 2015

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).