Form 10-Q
period 2015-09-30
JMP GROUP LLC
filed 2015-11-03
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of October 31, 2015: 21,204,970.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$62,582	$101,362
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 and $220 at September 30, 2015 and December 31, 2014, respectively)	76,432	67,102
Receivable from clearing broker	1,614	1,285
Investment banking fees receivable, net of allowance for doubtful accounts of zero and $5 at September 30, 2015 and December 31, 2014, respectively	6,428	10,439
Marketable securities owned, at fair value	34,712	29,466
Incentive fee receivable	2,827	7,092
Other investments (includes $72,674 and $206,819 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	73,908	208,947
Loans held for investment, net of allowance for loan losses	2,566	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	986,309	1,038,848
Interest receivable	3,336	2,885
Cash collateral posted for total return swap	25,000	-
Fixed assets, net	4,179	2,233
Deferred tax assets	11,646	10,570
Other assets	23,294	33,966
Total assets	$1,314,833	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$14,602	$15,048
Accrued compensation	24,054	54,739
Asset-backed securities issued	959,762	1,001,137
Interest payable	5,255	5,568
Bond payable	94,300	94,300
Deferred tax liability	19,969	19,161
Other liabilities	37,504	37,310
Total liabilities	1,155,446	1,227,263

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2015 and December 31, 2014; 21,211,421 and 21,216,258 shares outstanding at September 30, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	140,780	134,800
Treasury shares at cost, 1,568,631 and 1,563,794 shares at September 30, 2015 and December 31, 2014, respectively	(10,331)	(10,316)
Retained earnings	901	8,090
Total JMP Group LLC shareholders' equity	131,373	132,597
Nonredeemable Non-controlling Interest	28,014	156,332
Total equity	159,387	288,929
Total liabilities and equity	$1,314,833	$1,516,192

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	September 30, 2015	December 31, 2014

Cash and cash equivalents	$1,166	$1,294
Restricted cash	60,348	50,617
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	986,309	1,038,848
Interest receivable	2,612	2,861
Incentive fees receivable	675	902
Deferred tax assets	-	1,063
Other assets	5,279	5,156
Total assets of consolidated VIEs	$1,056,389	$1,100,741

Accrued compensation and other liabilities	1,987	1,918
Asset-backed securities issued	959,762	1,001,137
Note payable (1)	2,500	2,500
Interest payable	3,796	4,107
Deferred tax liability	-	1,317
Total liabilities of consolidated VIEs	$968,045	$1,010,979

(1)	September 30, 2015 and December 31, 2014 balances are inclusive of a $2.5 million intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Investment banking	$11,918	$17,063	$53,943	$65,177
Brokerage	6,046	6,455	18,515	19,585
Asset management fees	6,963	9,630	16,346	30,032
Principal transactions	(1,440)	(4,276)	5,161	1,719
Gain (loss) on sale, payoff and mark-to-market of loans	30	(12)	(1,680)	(183)
Net dividend income	263	242	710	739
Other income (loss)	(279)	1,192	523	1,564
Non-interest revenues	23,501	30,294	93,518	118,633

Interest income	12,675	9,973	38,253	27,773
Interest expense	(7,523)	(5,614)	(22,197)	(15,866)
Net interest income	5,152	4,359	16,056	11,907

Provision for loan losses	(563)	(956)	(75)	(1,665)

Total net revenues after provision for loan losses	28,090	33,697	109,499	128,875

Non-interest expenses
Compensation and benefits	21,949	28,315	76,537	97,670
Administration	1,719	1,901	5,704	5,383
Brokerage, clearing and exchange fees	842	772	2,454	2,515
Travel and business development	1,101	890	3,334	2,721
Communications and technology	964	970	2,916	2,860
Occupancy	945	846	2,719	2,522
Professional fees	1,252	1,157	3,266	3,233
Depreciation	390	235	831	689
Other	465	236	1,693	778
Total non-interest expenses	29,627	35,322	99,454	118,371
Net income (loss) before income tax expense	(1,537)	(1,625)	10,045	10,504
Income tax (benefit) expense	(343)	1,460	3,793	5,606
Net income (loss)	(1,194)	(3,085)	6,252	4,898
Less: Net income (loss) attributable to nonredeemable non-controlling interest	1,797	(4,580)	5,309	(3,790)
Net income (loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	8,688

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.14)	$0.07	$0.04	$0.38
Diluted	$(0.14)	$0.06	$0.04	$0.37

Distributions declared per common share	$0.150	$0.060	$0.366	$0.155

Weighted average common shares outstanding:
Basic	21,241	21,686	21,230	21,739
Diluted	21,241	23,834	22,864	23,680

See accompanying notes to consolidated financial statements.

  JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(1,194)	$(3,085)	$6,252	$4,898
Other comprehensive income	-	-	-	-
Comprehensive income (loss)	(1,194)	(3,085)	6,252	4,898
Less: Comprehensive income (loss) attributable to non-controlling interest	1,797	(4,580)	5,309	(3,790)
Comprehensive income (loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	$8,688

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity					Nonredeemable
				Additional		Non-
	Common Shares		Treasury	Paid-In	Retained	controlling
	Shares	Amount	Shares	Capital	Earnings	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income	-	-	-	-	943	5,309	6,252
Additonal paid-in capital - share-based compensation	-	-	-	5,957	-	-	5,957
Distributions and distribution equivalents declared on common shares and restricted stock units	-	-	-	-	(8,132)	-	(8,132)
Purchases of common shares for treasury	-	-	(312)	-	-	-	(312)
Reissuance of common shares from treasury	-	-	297	23	-	-	320
Distributions to non-controlling interest holders	-	-	-	-	-	(7,128)	(7,128)
Capital contributions from non-controlling interest holders	-	-	-	-	-	435	435
Balance, September 30, 2015	22,780	$23	$(10,331)	$140,780	$901	$28,014	$159,387

	JMP Group LLC's Equity
					Retained	Nonredeemable
				Additional	Earnings	Non-
	Common Shares		Treasury	Paid-In	(Accumulated	controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$110,855	$237,240
Net income (loss)	-	-	-	-	8,688	(3,790)	4,898
Additonal paid-in capital - share-based compensation	-	-	-	6,136	-	-	6,136
Dividends and dividend equivalents declared on common shares and restricted stock units	-	-	-	-	(3,562)	-	(3,562)
Purchases of common shares for treasury	-	-	(1,899)	-	-	-	(1,899)
Reissuance of common shares from treasury	-	-	592	94	-	-	686
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	(3,032)	(3,032)
Capital contributions from non-controlling interest holders	-	-	-	-	-	18,202	18,202
Sale of subsidiary shares to non-controlling interest holders	-	-	-	-	1,097	24,223	25,320
Balance, September 30, 2014	22,780	$23	$(7,383)	$137,933	$6,114	$141,302	$277,989

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,252	$4,898
Adjustments to reconcile net income to net cash used in operating activities:
(Reversal) provision for doubtful accounts	(5)	15
Provision for loan losses	75	1,665
Accretion of deferred loan fees	(1,452)	(934)
Amortization of liquidity discount, net	(97)	(88)
Amortization of debt issuance costs	105	296
Amortization of original issue discount, related to CLO II and CLO III	1,091	684
Interest paid in kind	(147)	(111)
Loss on sale and payoff of loans	1,680	183
Change in other investments:
Fair value	136	(2,121)
Incentive fees reinvested in general partnership interests	(1,617)	(13,641)
Realized gain on other investments	(3,603)	(680)
Depreciation and amortization of fixed assets	831	689
Share-based compensation expense, net of clawback	6,277	6,945
Deferred income taxes	(268)	8,631
Net change in operating assets and liabilities:
Increase in interest receivable	(451)	(270)
Decrease in receivables	4,861	4,694
Increase in marketable securities	(5,246)	(6,335)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	1,366	(5,320)
Decrease (increase) in deposits and other assets	10,514	(4,607)
(Decrease) increase in marketable securities sold, but not yet purchased	(446)	4,713
(Decrease) increase in interest payable	(313)	688
Decrease in accrued compensation and other liabilities	(30,846)	(7,602)
Net cash used in operating activities	(11,303)	(7,608)

Cash flows from investing activities:
Purchases of fixed assets	(2,777)	(884)
Purchases of other investments	(7,687)	(43,408)
Sales of other investments	23,846	37,795
Funding of loans collateralizing asset-backed securities issued	(244,178)	(466,932)
Funding of loans held for investment	(610)	(961)
Sale and payoff of loans collateralizing asset-backed securities issued	232,479	222,284
Principal receipts on loans collateralizing asset-backed securities issued	64,032	53,377
Repayments on loans held for investment	188	-
Net change in restricted cash reserved for lending activities	(10,697)	(126,147)
Cash collateral posted for total return swap	(25,000)	-
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	(260)	-
Net cash provided by (used in) investing activities	29,336	(324,876)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of note payable	-	5,000
Proceeds from CLO III credit warehouse	-	207,393
Proceeds from bond issuance	-	48,300
Proceeds from asset-backed securities issued	-	329,339
Payments of debt issuance costs	-	(1,740)
Repayment of note payable	-	(20,000)
Repayment of line of credit	-	(2,895)
Repayment of credit warehouse	-	(207,393)
Repayment of asset-backed securities issued	(42,461)	(32,597)
Distributions and distribution equivalents paid on common shares and RSUs	(7,346)	(3,562)
Purchases of common shares for treasury	(312)	(1,899)
Capital contributions of nonredeemable non-controlling interest holders	435	18,202
Distributions to non-controlling interest shareholders	(7,128)	(3,032)
Purchase of subsidiary shares from non-controlling interest holders	-	(6,000)
Cash settlement of share-based compensation	-	(123)
Sale of subsidiary shares to non-controlling interest holders	-	25,320
Net cash (used in) provided by financing activities	(56,812)	354,313
Net (decrease) increase in cash and cash equivalents	(38,780)	21,829
Cash and cash equivalents, beginning of period	101,362	65,906
Cash and cash equivalents, end of period	$62,582	$87,735

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,643	$14,472
Cash paid during the period for taxes	$482	$9,439

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units and exercises of share options	$297	$592

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2015

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

The Company performs consolidation analyses on entities to identify variable interest entities (“VIEs”) and determine the appropriate accounting treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. Under the amended guidance, an entity also is considered a VIE if it has equity investors who lack substantive participating or kick-out rights. VIEs are consolidated by their primary beneficiaries. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary by determining whether it (a) has the power to direct the activities that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If determined to be the primary beneficiary, the Company consolidates the entity. The Company reconsiders the conclusion continually.

In performing the analysis under the revised amendment, the Company concluded Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”) (collectively, the “Funds”) no longer require consolidation effective January 1, 2015. HGC and HGC II qualify as VIEs, based on the limited partners’ lack of control attributed to the absence of kick-out or participating rights. The Company does not have the obligation to absorb losses or right to receive benefits that could be significant to the Funds, and therefore, the Company is not deemed the primary beneficiary. Effective January 1, 2015, the Company recognizes its investments in HGC and HGC II using the fair value option. The Company used a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, resulting in the following adjustments in the respective line items:

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

On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMPCA TRS, to enter into a TRS. Under the TRS, the Company earns the sum of all interest, fees and any positive change in fair value amounts from a loan portfolio held by the counterparty net of interest expense on the loan portfolio plus any negative change in fair value amounts from such referenced assets. The Company performed a consolidation analysis on JMPCA TRS. The entity was not considered a VIE, as there is sufficient equity at risk and equity investors have the characteristics of a controlling financial interest. As JMPCA TRS is 100% owned and controlled by the Company, the entity was consolidated.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, JMPCA TRS (effective May 8, 2015), and the partially-owned subsidiaries HGC (from April 1, 2010 through December 31, 2014), HGC II (from October 1, 2012 through December 31, 2014), CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2014-9, Revenue from Contracts with Customers was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015, to defer the effective date of ASU 2014-9 to annual reporting periods beginning after December 15, 2017. Its adoption may have an impact on the Company’s financial statements; however, the extent is not yet determined.

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

ASU 2015-3 and ASU 2015-15, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, were issued April 2015 and August 2015, respectively. To simplify the presentation of debt issuance costs, the amendments in 2015-3 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 extends the scope of ASU 2015-3 to address debt issuance costs associated with line of credit arrangements. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, the Company will reclassify the debt issuance costs to the respective debt liability line items. The adoption of ASU 2015-3 is not expected to have a material impact on the Company’s financial statements.

ASU 2015-7, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), was issued May 2015, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-7 is not anticipated to impact the Company’s consolidated financial position or results of operation. Its adoption will result in a revision to disclosures of investments held at net asset value.

ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Business Combinations), was issued September 2015. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have an impact on the Company’s financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2015 and December 31, 2014:

	At September 30, 2015
(In thousands)	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$62,582	$62,582	$-	$-	$62,582
Restricted cash and deposits	76,432	76,432	-	-	76,432
Marketable securities owned	34,712	34,712	-	-	34,712
Other investments	73,908	-	59,016	14,892	73,908
Loans held for investment, net of allowance for loan losses	2,566	-	-	2,312	2,312
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	986,309	-	975,016	-	975,016
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Long term receivable	597	-	-	638	638
Total assets:	$1,262,106	$198,726	$1,034,032	$17,842	$1,250,600

Liabilities:
Marketable securities sold, but not yet purchased	$14,602	$14,602	$-	$-	$14,602
Asset-backed securities issued	959,762	-	947,789	-	947,789
Total return swap	122	-	122	-	122
Bond payable	94,300	94,256	-	-	94,256
Total liabilities:	$1,068,786	$108,858	$947,911	$-	$1,056,769

	At December 31, 2014
(In thousands)	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$101,362	$101,362	$-	$-	$101,362
Restricted cash and deposits	67,102	67,102	-	-	67,102
Marketable securities owned	29,466	29,466	-	-	29,466
Other investments (1)	208,947	3,539	64,628	138,652	206,819
Loans held for investment, net of allowance for loan losses	1,997	-	-	1,734	1,734
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	-	1,031,885	-	1,031,885
Long term receivable	860	-	-	960	960
Total assets:	$1,448,582	$201,469	$1,096,513	$141,346	$1,439,328

Liabilities:
Marketable securities sold, but not yet purchased	$15,048	$15,048	$-	$-	$15,048
Asset-backed securities issued	1,001,137	-	992,625	-	992,625
Bond payable	94,300	96,017	-	-	96,017
Total liabilities:	$1,110,485	$111,065	$992,625	$-	$1,103,690

(1) Includes equity securities held by HGC and HGC II which were deconsolidated effective January 1, 2015.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$34,712	$-	$-	$34,712
Other investments:
Investments in hedge funds managed by HCS	-	59,016	-	59,016
Investments in private equity funds managed by HCS	.	.	4,172	4,172
Investments in funds of funds managed by HCS	-	-	168	168
Total investment in funds managed by HCS	-	59,016	4,340	63,356
Limited partnership in investments in private equity/ real estate funds	-	-	9,318	9,318
Total other investments	-	59,016	13,658	72,674
Total assets:	$34,712	$59,016	$13,658	$107,386

Marketable securities sold, but not yet purchased	14,602	-	-	14,602
Total return swap (Note 2)	-	122	-	122
Total liabilities:	$14,602	$122	$-	$14,724

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,466	$-	$-	$29,466
Other investments:
Investments in hedge funds managed by HCS	-	64,628	-	64,628
Investments in funds of funds managed by HCS	-	-	152	152
Total investment in funds managed by HCS	-	64,628	152	64,780
Limited partnership in investments in private equity/ real estate funds	-	-	9,102	9,102
Warrants and other held at JMPS and JMP Holding LLC	-	-	732	732
Equity securities held by HGC, HGC II and JMP Capital (1)	3,539	-	122,058	125,597
Forward purchase contract held by HGC (1)	-	-	6,608	6,608
Total other investments	3,539	64,628	138,652	206,819
Total assets:	$33,005	$64,628	$138,652	$236,285

Marketable securities sold, but not yet purchased	15,048	-	-	15,048

Total liabilities:	$15,048	$-	$-	$15,048

(1) Equity securities held by HGC and HGC II were deconsolidated effective January 1, 2015.

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue streams from investments in real estate joint ventures. The Company recognizes these investments using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value.

Effective January 1, 2015, the Company elected to early adopt new consolidation accounting guidance. Under the new guidance, the investments in HGC and HGC II were deconsolidated, and recognized using the fair value option in the Other Investments line item. The carrying value was $4.1 million as of September 30, 2015, with a remaining commitment of $0.2 million. The risks associated with this investment are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC and HGC II.

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

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2015 and 2014.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Equity securities held by HGC, HGC II and JMP Capital	Total Level 3 Assets

Balance as of June 30, 2015	$167	$4,474	$9,031	$1,099	14,771

Purchases	2	369	13	-	384
Sales	-	(369)	-	(1,113)	(1,482)
Total gains (losses) - realized and unrealized included in earnings	(1)	(302)	274	14	(15)
Balance as of September 30, 2015	$168	$4,172	$9,318	$-	$13,658
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$(1)	$(302)	$274	$-	$(29)

(In thousands)	Investments in funds of funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of June 30, 2014	$147	$6,909	$916	$101,001	$6,434	$115,407
						-
Purchases	-	-	-	9,850	-	9,850
Total gains (losses) - realized and unrealized included in earnings	9	(178)	(269)	(2,776)	(200)	(3,414)
Balance as of September 30, 2014	$156	$6,731	$647	$108,075	$6,234	$121,843
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	9	(178)	(269)	(2,776)	(200)	(3,414)

The tables below provide a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$152	$-	$9,102	$732	$122,058	$6,608	138,652

Adjustment for adoption of new consolidation guidance (1)	-	4,125	-	-	(121,041)	(6,608)	(123,524)
Purchases	16	481	13	-	-	-	510
Sales	(10)	(374)	-	-	(1,113)	-	(1,497)
Settlements	-	-	(731)	-	-	-	(731)
Total gains (losses) - realized and unrealized included in earnings	10	(60)	934	(732)	96	-	248
Balance as of September 30, 2015	$168	$4,172	$9,318	$-	$-	$-	$13,658
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$10	$(60)	$934	$-	$-	$-	$884

(1) Refer to Note 2 for additional discussion relating to adoption of new consolidation guidance.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2013	$139	$-	$5,967	$1,121	$97,981	$6,864	112,072
							-
Purchases	-	-	1,080	-	12,869	460	14,409
Sales	-	-	-	-	(2,204)	-	(2,204)
Settlements	-	-	(396)	(19)	-	-	(415)
Total gains (losses) - realized and unrealized included in earnings (1)	17	-	80	(455)	(350)	(1,090)	(1,798)
Transfers in/(out) of Level 3	-	-	-	-	(221)	-	(221)
Balance as of September 30, 2014	$156	$-	$6,731	$647	$108,075	$6,234	$121,843
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	17	-	80	-	(556)	(1,090)	(1,549)

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

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended September 30, 2014 and 2015. There were two transfers of $4.3 million into Level 1 from Level 2 for the nine months ended September 30, 2014 as a result of the expiration of a lockup discount. There was one transfer of $0.2 million into Level 2 from Level 3 for the nine months ended September 30, 2014 as a result of the observability of fair value associated with the equity securities held by HGC and JMP Capital. There were no other transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2014 and 2015.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies in the Annual Report. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties, and $2.2 million related to an investment company focusing on real estate joint ventures. As of September 30, 2015, the Company had unfunded investment commitments of $31 thousand related to private investment funds managed by third parties, and zero related to an investment company focusing on real estate joint ventures.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$168	Net Asset Value	N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$9,318	Net Asset Value	N/A	N/A
Investment in private equity funds managed by HCS (1)	$4,172	Net Asset Value	N/A	N/A

(1) The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the investments in funds of funds managed by HCS and limited partner investment in private equity funds.

Dollars in thousands	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$152	Net Asset Value	N/A	N/A
Limited partner investments in private equity/ real estate funds (1)	$9,102	Net Asset Value	N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$732	Black-Scholes Option Model	Annualized volatility of credit	0%	-17.9%	(17.9%)
Equity securities held by HGC, HGC II and JMP Capital (2)	$122,058	Market comparable companies	Revenue multiples	2.6x	-15.8x	(6.2x)
			EBITDA multiples	13.6x	-17.5x	(14.9x)
			Discount for lack of marketability	30%	-40%	(31%)
		Market transactions	Revenue multiples	4.2x	-8.8x	(6.3x)
			EBITDA multiples	14.2x	-20.8x	(19.3x)
			Control premium	25%
Forward purchase contract held by HGC (2)	$6,608	Market comparable companies	Revenue multiples	7.6x	-13.9x	(9.6x)
			Billing multiples	6.4x	-8.4x	(7.3x)
			Discount for lack of marketability	30%
		Market transactions	Revenue multiples	6.7x	-8.5x	(7.2x)
			Control premium	25%

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

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at September 30, 2015 or December 31, 2014.

Loans Held for Investment

At September 30, 2015 and December 31, 2014, loans held for investment included four and two loans, respectively. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of September 30, 2015 and December 31, 2014, the Company’s loan outstanding to this entity was $2.1 million and $2.0 million, respectively.

The Company determined the fair value of loans held for investment to be $1.8 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.6 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively. The Company determined the fair value of the long-term receivable to be $0.6 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate investment banking private equity company, which was identified as a VIE. In May 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of December 31, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price was considered to reflect the fair value of the investment as of December 31, 2014. In the first quarter of 2015, the real estate investment banking private equity company repaid the Company’s $0.6 million investment, in addition to recognizing a realized gain of $0.6 million. The Company retains a 15% interest in this company to be distributed at a liquidation event. In the third quarter of 2015, the Company reinvested $0.3 million in this real estate investment banking private equity company.

On April 5, 2011, the Company made a $0.3 million investment in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In the three months ended September 30, 2015 and 2014, the Company recognized a loss of $0.3 million and a $1.2 million gain, respectively, and received distributions of $0.5 million and $0.1 million, respectively. In the nine months ended September 30, 2015 and 2014, the Company recognized gains of $0.5 million and $1.5 million, respectively, and received distributions of $1.7 million and $0.4 million, respectively.

Derivative Financial Instruments

In January 2012, the Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the three and nine months ended September 30, 2014, the Company recorded unrealized loss of $0.2 million and $1.1 million, respectively. The forward purchase contract is held at HGC, which is no longer consolidated effective January 1, 2015.

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

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of September 30, 2015. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of September 30, 2015.

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, JMPCA pays interest in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of September 30, 2015, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the three and nine months ended September 30, 2015, the Company recognized $0.4 million loss and $0.1 million loss on the TRS, respectively. The Company determined the fair value of the TRS to be a $0.5 million as of September 30, 2015; using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. As of September 30, 2015, there are no other derivatives to offset the TRS.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of September 30, 2015 and December 31, 2014:

(In thousands)	Loans Collateralizing Asset-backed Securities
	September 30, 2015	December 31, 2014
Outstanding principal	$999,731	$1,050,392
Allowance for loan losses	(4,382)	(4,307)
Liquidity discount	(952)	(1,049)
Deferred loan fees, net	(8,088)	(6,188)
Total loans, net	$986,309	$1,038,848

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the three months ended September 30, 2015 and 2014:

(In thousands)	Three Months Ended September 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net

Balance at beginning of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486
Purchases	108,528	-	-	(812)	107,716
Repayments	(17,697)	-	-	-	(17,697)
Accretion of discount	-	-	33	465	498
Provision for loan losses	-	(563)	-	-	(563)
Sales and payoff	(86,393)	-	-	262	(86,131)
Balance at end of period	$999,731	$(4,382)	$(952)	$(8,088)	$986,309

(In thousands)	Three Months Ended September 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net

Balance at beginning of period	$825,979	$(4,580)	$(1,110)	$(4,618)	$815,671
Purchases	185,282	-	-	(661)	184,621
Repayments	(15,562)	-	-	-	(15,562)
Accretion of discount	-	-	30	371	401
Provision for loan losses	-	(956)	-	-	(956)
Sales and payoff	(66,542)	-	-	82	(66,460)
Balance at end of period	$929,157	$(5,536)	$(1,080)	$(4,826)	$917,715

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the impaired and non-impaired loans as of and for the nine months ended September 30, 2015 and 2014:

(In thousands)	Nine Months Ended September 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net

Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	248,016	-	-	(3,838)	244,178
Repayments	(64,032)	-	-	-	(64,032)
Accretion of discount	-	-	97	1,452	1,549
Provision for loan losses	-	(75)	-	-	(75)
Sales and payoff	(234,645)	-	-	486	(234,159)
Balance at end of period	$999,731	$(4,382)	$(952)	$(8,088)	$986,309

(In thousands)	Nine Months Ended September 30, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net

Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	469,860	-	-	(2,928)	466,932
Repayments	(53,377)	-	-	-	(53,377)
Accretion of discount	-	-	88	934	1,022
Provision for loan losses	-	(1,665)	-	-	(1,665)
Sales and payoff	(223,217)	-	-	750	(222,467)
Balance at end of period	$929,157	$(5,536)	$(1,080)	$(4,826)	$917,715

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2015 and 2014 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(3,819)	$(4,580)	$(4,307)	$(3,871)
Provision for loan losses:
General reserve	(563)	(956)	(75)	(1,665)
Balance at end of period	$(4,382)	$(5,536)	$(4,382)	$(5,536)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $990.7 million and $1,043.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2015 and December 31, 2014, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both September 30, 2015 and December 31, 2014, the Company held no impaired loans.

As of September 30, 2015 and December 31, 2014, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both September 30, 2015 and December 31, 2014, no loans were on non-accrual status.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of September 30, 2015 and December 31, 2014, there were no loans past due. At September 30, 2015 and December 31, 2014, the Company held no loans whose terms were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at September 30, 2015 and December 31, 2014.

(In thousands)	Cash Flow (CF)
	September 30,	December 31,
	2015	2014

Moody's rating:
Baa1 - Baa3	$7,448	$12,843
Ba1 - Ba3	279,598	270,899
B1 - B3	695,430	739,997
Caa1 - Caa3	8,214	19,168
Ca	-	248
Total:	$990,690	$1,043,155

Internal rating: (1)
2	$884,183	$979,693
3	71,272	63,462
4	35,235	-
Total:	$990,690	$1,043,155

Performance:
Performing	$990,690	$1,043,155
Total:	$990,690	$1,043,155

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $975.0 million and $1,031.9 million as of September 30, 2015 and December 31, 2014, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

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

The Company incurred zero and $1.7 million of debt issuance costs, which were capitalized and included in Other Assets in the nine months ended September 30, 2015 and 2014. These issuance costs are amortized over the estimated life of the bond. As of September 30, 2015 and December 31, 2014, the Company held $2.6 million and $2.9 million of unamortized debt issuance costs.

Note Payable and Lines of Credit

As of September 30, 2015 the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities. As of December 31, 2014, the Company also reflected the line of credit held at HGC II. Effective January 1, 2015, the Company no longer consolidates HGC II, and therefore, does not reflect the HGC II line of credit on the face of its financial statements.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2016. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2015 and December 31, 2014.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of September 30, 2015 or December 31, 2014.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both September 30, 2015 and December 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2015 and December 31, 2014.

(In millions)	As of September 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$203.6	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	1.10%	Aaa/A
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	2.40%	Aa3/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	5.00%	Ba1/BB+
Total secured notes sold to investors	$455.0	$332.6
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$377.6
Consolidation elimination	N/A	(45.0)
Total asset-backed securities issued	N/A	$332.6

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$244.9	0.26% - 0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0	0.50%	Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0	1.10%	Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0	2.40%	A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0	5.00%	Ba1/BB
Total secured notes sold to investors	$455.0	$373.9
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$418.9
Consolidation elimination	N/A	(58.8)
Total asset-backed securities issued	N/A	$360.1

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2015 and December 31, 2014, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The activity in the note principal for the three and nine months ended September 30, 2015 and 2014 composed of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$346,476	$398,269	$360,139	$404,280
Repayments	(27,658)	(25,446)	(41,321)	(31,457)
Balance at end of period	$318,818	$372,823	$318,818	$372,823

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company repurchased $6.0 million of the unsecured subordinated notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes were eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2015 and December 31, 2014.

(In millions)	As of September 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$1.1	$-	$1.1	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.7)	8.5	5.75%	NR/B
Total secured notes sold to investors	$320.0	$317.3	$(6.2)	$311.1
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$341.1	$(6.5)	$334.6
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.3	$(6.2)	$311.1

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.3	$-	$2.3	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	NR/A
Class D Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	NR/BBB
Class E Senior Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	NR/BB
Class F Senior Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	NR/B
Total secured notes sold to investors	$320.0	$318.5	$(7.0)	$311.5
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.3	$(7.3)	$335.0
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.5	$(7.0)	$311.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the secured notes is payable quarterly and commenced October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three and nine months ended September 30, 2015 comprised the following:

(In thousands)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$317,720	$(6,458)	$311,262	$319,240	$(7,405)	$311,835
Repayments	(380)	-	(380)	(380)	-	(380)
Amortization of discount	-	247	247	-	232	232
Balance at end of period	$317,340	$(6,211)	$311,129	$318,860	$(7,173)	$311,687

(In thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$318,480	$(6,939)	$311,541	$320,000	$(7,857)	$312,143
Repayments	(1,140)	-	(1,140)	(1,140)	-	(1,140)
Amortization of discount	-	728	728	-	684	684
Balance at end of period	$317,340	$(6,211)	$311,129	$318,860	$(7,173)	$311,687

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at September 30, 2015 and December 31, 2014. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2015 and December 31, 2014.

(In millions)	As of September 30, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.7)	21.8	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba2/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.3)	$329.8
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.8)	$363.7
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.3)	$329.8

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Deferred Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A notes rank senior in right of payment with payments on the Class B notes and payment on the Class A and Class B notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the three and nine months ended September 30, 2015 comprised the following:

(In thousands)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,405)	$329,695	$-	$-	$-
CLO III issuance	-	-	-	332,100	(2,761)	329,339
Amortization of discount	-	120	120	-	-	-
Balance at end of period	$332,100	$(2,285)	$329,815	$332,100	$(2,761)	$329,339

(In thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,643)	$329,457	$-	$-	$-
CLO III issuance	-	-	-	332,100	(2,761)	329,339
Amortization of discount	-	358	358	-	-	-
Balance at end of period	$332,100	$(2,285)	$329,815	$332,100	$(2,761)	$329,339

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2015 were $5.6 million and $16.6 million, respectively, which comprised of a cash coupon of $5.1 million and $14.8 million, and issuance discount amortization of $0.6 million and $1.7 million, respectively. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2014 were $3.6 million and $10.0 million, respectively, which comprised of a cash coupon of $3.2 million and $9.0 million, respectively. As of September 30, 2015 and December 31, 2014, accrued interest payable on the Notes was $3.8 million and $4.0 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $947.8 million and $992.6 million as of September 30, 2015 and December 31, 2014, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On October 30, 2014, the board of directors increased the Company’s share repurchase authorization to 1.0 million shares through December 31, 2015.

During the three months ended September 30, 2015, the Company repurchased 49,935 of the Company’s shares at an average price of $6.25 per share for an aggregate price of $0.3 million. During the three months ended September 30, 2014, the Company repurchased 82,949 of the Company’s shares at an average price of $6.43 per share for an aggregate purchase price of $0.5 million. All of these shares were purchased on the open market.

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

9. Share-Based Compensation

The JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”) authorized the issuance of 4,000,000 common shares. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury share.

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30, 2015
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	3,591,690	$7.23
Granted	-	0.00
Cancelled	(11,100)	10.00
Forfeited	(50,000)	6.79
Balance, end of period	3,530,590	$7.23

Options exercisable at end of period	705,590	$10.00

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2015:

September 30, 2015
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05 - $10.00	3,530,590	3.05	$7.23	$12,000	705,590	0.22	$10.00	-

The Company recognizes share-based compensation expense for share options over the graded vesting period of the options using the accelerated attribution method. The Company recognized compensation expense related to share options of $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. The Company recognized compensation expense related to share options of $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, there was $1.5 million of unrecognized compensation expense related to share options.

There were no share options exercised during the nine months ended September 30, 2015 or September 30, 2014. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 4, 2015, the Company granted 379,622 restricted share units (“RSUs”) to certain employees of the Company as part of the 2014 deferred compensation program. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 50% of these RSUs will vest on December 1, 2015 and the remaining 50% will vest on December 1, 2016 subject to the grantees’ continued employment through such dates. On February 11, 2015, the Company granted 49,111 RSUs to Company directors. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 25% of these RSUs will vest each quarter. During the quarter ended June 30, 2015, the Company granted a collective 53,777 RSUs to new hires. These RSUs have requisite service periods of three years. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date with a discount applied for distributions forgone.

The following table summarizes the RSUs activity for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30, 2015
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value

Balance, beginning of year	1,493,851	$6.50
Granted	488,505	7.23
Vested	(36,840)	7.19
Forfeited	(14,727)	6.79
Balance, end of period	1,930,789	$6.67

The aggregate fair value of RSUs vested during both the three months ended September 30, 2015 and September 30, 2014 was $0.1 million. The aggregate fair value of RSUs vested during both the nine months ended September 30, 2015 and September 30, 2014 was $0.7 million.

For the three months ended September 30, 2014 and September 30, 2015, the income tax benefits realized from the vested RSUs were $49 thousand and a reversal of $40 thousand, respectively. For the nine months ended September 30, 2014 and September 30, 2015, the income tax benefits realized from the vested RSUs were $0.2 million and zero, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended September 30, 2014 and 2015, the Company recorded compensation expenses of $2.0 million and $1.6 million for RSUs. For the nine months ended September 30, 2014 and 2015, the Company recorded compensation expenses of $5.5 million and $4.5 million for RSUs.

For both the three months ended September 30, 2014 and 2015, the Company recognized income tax benefits of $1.7 million, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2014 and 2015, the Company recognized income tax benefits of $2.7 million and $2.5 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2015, there was $3.5 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 0.76 years.

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

The following table summarizes the SARs activity for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30, 2015
	Stock Appreciation	Weighted Average
	Rights	Grant Date Fair Value

Balance, beginning of year	-	$0.00
Granted	2,865,000	7.33
Forfeited	(17,500)	7.33
Balance, end of period	2,847,500	$7.33

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the three and nine months ended September 30, 2015, the Company recorded compensation expense reversal of $0.2 million and compensation expense $0.3 million, respectively, for SARs.

For the three and nine months ended September 30, 2015, the Company recognized income tax expense of $0.1 million and income tax benefit of $0.1 million, respectively, related to the compensation expense recognized for SARs. As of September 30, 2015, there was $1.2 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 2.25 years.

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Net income (loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	$8,688

Denominator:
Basic weighted average shares outstanding	21,241	21,686	21,230	21,739

Effect of potential dilutive securities:
Restricted share units	-	2,148	1,634	1,941

Diluted weighted average shares outstanding	21,241	23,834	22,864	23,680

Net income (loss) per share
Basic	$(0.14)	$0.07	$0.04	$0.38
Diluted	$(0.14)	$0.06	$0.04	$0.37

In the table above, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share of zero for the quarters ended September 30, 2014 and September 30, 2015. The impact of applying this methodology was a reduction in basic net income per share of $0.02 and zero for the nine months ended September 30, 2014 and September 30, 2015, respectively.

Share options to purchase 3,524,068 and 3,652,560 shares of common shares for the quarter ended September 30, 2015 and September 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase zero and 1,470,380 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the quarter ended September 30, 2015 and September 30, 2014, respectively, because certain performance-based requirements had not been met.

Share options to purchase 2,120,327 and 3,537,410 shares of common shares for the nine months ended September 30, 2015 and September 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase zero and 1,294,451 of these shares were not included in the computation of diluted weighted-average common shares outstanding for the nine months ended September 30, 2015 and September 30, 2014, respectively, because certain performance-based requirements had not been met.

Restricted share units for 1,955,873 and 47,799 shares of common share for the three months ended September 30, 2015 and September 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 26,484 and 38,158 shares of common share for the nine months ended September 30, 2015 and September 30, 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s elected deferrals plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $1.4 million for the three and nine months ended September 30, 2015.

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

For the three months ended September 30, 2015 and 2014, the Company recorded an income tax benefit of $0.3 million and income tax expense of $1.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of $3.8 million and $5.6 million, respectively. The $1.8 million reduction in income expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily due to the Company’s reorganization into a publicly traded partnership as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC that is not subject to U.S. federal corporate income tax.

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for the quarters ended September 30, 2015 and 2014 was $0.9 million and $0.8 million, respectively. The Company recorded sublease income of $0.1 million for both the quarters ended September 30, 2015 and 2014. Occupancy expense for the nine months ended September 30, 2015 and 2014 was $2.7 million and $2.5 million, respectively. The Company recorded sublease income of $0.2 million for both the nine months ended September 30, 2015 and 2014. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2015	1,059
2016	4,305
2017	3,703
2018	3,350
2019	2,190
Thereafter	7,521
$22,128

In the normal course of business, the Company enters into underwriting commitments. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2015 and December 31, 2014, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million and $0.2 million of cash on deposit with JMP Securities’ clearing broker at September 30, 2015 and December 31, 2014, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2015 and December 31, 2014, the Company had unfunded commitments of $13.8 million and $24.3 million, respectively, in the Corporate Credit segment. $7.0 million and $6.8 million of the unfunded commitments as of September 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $2.0 million and $5.1 million of the unfunded commitments as of September 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. As of September 30, 2015, the Company had $0.5 million more open trades to sell than open trades to purchase in CLO III. $5.3 million of the unfunded commitments as of December 31, 2014 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $15.1 million and $25.9 million as of September 30, 2015 and December 31, 2014, respectively, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company, as of September 30, 2015 and December 31, 2014, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $46.1 million and $64.3 million, which were $45.1 million and $63.3 million in excess of the required net capital of $1.0 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.32 to 1 and 0.19 to 1 at September 30, 2015 and December 31, 2014, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2015 and December 31, 2014, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $71.9 million and $72.8 million, respectively, which consisted of investments in hedge and other private funds of $59.1 million and $64.6 million, respectively, investments in private equity funds of $4.1 million and zero, respectively, investments in funds of funds of $0.2 million for both periods, and an investment in HCC common stock of $8.5 million and $8.0 million, respectively. Base management fees earned from these affiliated entities were $4.1 million and $3.5 million for the quarters ended September 30, 2015 and 2014, respectively. Base management fees earned from these affiliated entities were $11.3 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively. Also, the Company earned incentive fees of $2.8 million and $6.2 million, from these affiliated entities for the three months ended September 30, 2015 and 2014, respectively. The Company earned incentive fees of $5.1 million and $20.4 million, from these affiliated entities for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had incentive fees receivable from these affiliated entities of $2.8 million and $7.1 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2015 and December 31, 2014 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2015 and 2014, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2015 and 2014.

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

The Company’s trading activities include providing securities brokerage services to institutional clients. To facilitate these customer transactions, the Company purchases proprietary securities positions (“long positions”) in equity securities. The Company also enters into transactions to sell securities not yet purchased (“short positions”), which are recorded as liabilities on the Consolidated Statements of Financial Condition. The Company is exposed to market risk on these long and short securities positions as a result of decreases in market value of long positions and increases in market value of short positions. Short positions create a liability to purchase the security in the market at prevailing prices. Such transactions result in off-balance sheet market risk as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recorded in the Consolidated Statements of Financial Condition. To mitigate the risk of losses, these securities positions are marked to market daily and are monitored by management to assure compliance with limits established by the Company.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $13.8 million and $24.3 million and standby letters of credit of $1.6 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively. $7.0 million and $6.8 million of the unfunded commitments as of September 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO I. $2.0 million and $5.1 million of the unfunded commitments as of September 30, 2015 and December 31, 2014 relate to commitments traded but not yet closed in CLO II. As of September 30, 2015, the Company had $0.5 million more open trades to sell than open trades to purchase in CLO III. $5.3 million of the unfunded commitments as of December 31, 2014 relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company, as of September 30, 2015 and December 31, 2014, respectively.

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

The Company’s segment information for the three and nine months ended September 30, 2015 and 2014 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Broker-Dealer
Non-interest revenues	$17,964	$23,518	$73,593	$84,900
Total net revenues after provision for loan losses	$17,964	$23,518	$73,593	$84,900
Non-interest expenses	17,091	20,107	63,415	69,983
Segment operating pre-tax net income	$873	$3,411	$10,178	$14,917
Segment assets	$86,896	$106,510	$86,896	$106,510
Asset Management
Non-interest revenues	$6,212	$10,709	$15,497	$31,925
Total net revenues after provision for loan losses	$6,212	$10,709	$15,497	$31,925
Non-interest expenses	5,285	9,405	14,186	29,568
Segment operating pre-tax net income	$927	$1,304	$1,311	$2,357
Segment assets	$25,903	$144,133	$25,903	$144,133
Corporate Credit Management
Non-interest revenues	$1,402	$1,235	$4,150	$3,842
Total net revenues after provision for loan losses	$1,402	$1,235	$4,150	$3,842
Non-interest expenses	1,015	1,172	3,037	3,184
Segment operating pre-tax net income	$387	$63	$1,113	$658
Segment assets	$2,243	$369,683	$2,243	$369,683
Corporate
Non-interest revenues	$155	$1,361	$4,219	$5,353
Net interest income	2,879	4,240	9,221	11,521
Provision for loan losses	-	(34)	698	172
Total net revenues after provision for loan losses	$3,034	$5,567	$14,138	$17,046
Non-interest expenses	4,383	4,789	13,439	15,769
Segment operating pre-tax net income (loss)	$(1,349)	$778	$699	$1,277
Segment assets	$1,554,222	1,014,269	$1,554,222	$1,014,269
Eliminations
Non-interest revenues	$(1,547)	$(1,344)	$(4,436)	$(4,254)
Total net revenues after provision for loan losses	$(1,547)	$(1,344)	$(4,436)	$(4,254)
Non-interest expenses	(1,547)	(1,344)	(4,436)	(4,166)
Segment operating pre-tax net loss	$-	$-	$-	$(88)
Segment assets	$(354,430)	$(142,928)	$(354,430)	$(142,928)
Total Segments
Non-interest revenues	$24,186	$35,479	$93,023	$121,766
Net interest income	2,879	4,240	9,221	11,521
Provision for loan losses	-	(34)	698	172
Total net revenues after provision for loan losses	$27,065	$39,685	$102,942	$133,459
Non-interest expenses	26,227	34,129	89,641	114,338
Segment operating pre-tax net income	$838	$5,556	$13,301	$19,121
Total assets	$1,314,834	$1,491,667	$1,314,834	$1,491,667

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and nine months ended September 30, 2015 and 2014.

(In thousands)	As of and Three Months Ended September 30, 2015				As of and Three Months Ended September 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$24,186	$(685)	(a)	$23,501	$35,479	$(5,185)	(a)	$30,294
Net Interest Income	2,879	2,273	(b)	5,152	4,240	119	(b)	4,359
Provision for loan losses	-	(563)		(563)	(34)	(922)		(956)
Total net revenues after provision for loan losses	$27,065	$1,025		$28,090	$39,685	$(5,988)		$33,697
Non-interest expenses	26,227	3,400	(c )	29,627	34,129	1,193	(c )	35,322
Noncontrolling interest	-	1,797		1,797	-	(4,580)		(4,580)
Operating pre-tax net income (loss)	$838	$(4,172)	(d)	$(3,334)	$5,556	$(2,601)	(d)	$2,955
Total assets	$1,314,833	$-		$1,314,833	$1,491,667	$-		$1,491,667

(In thousands)	As of and Nine Months Ended September 30, 2015				As of and Nine Months Ended September 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$93,023	$495	(a)	$93,518	$121,766	$(3,133)	(a)	$118,633
Net Interest Income	9,221	6,835	(b)	16,056	11,521	386	(b)	11,907
Provision for loan losses	698	(773)		(75)	172	(1,837)		(1,665)
Total net revenues after provision for loan losses	$102,942	$6,557		$109,499	$133,459	$(4,584)		$128,875
Non-interest expenses	89,641	9,813	(c )	99,454	114,338	4,033	(c )	118,371
Noncontrolling interest	-	5,309		5,309	-	(3,790)		(3,790)
Operating pre-tax net income (loss)	$13,301	$(8,565)	(d)	$4,736	$19,121	$(4,827)	(d)	$14,294
Total assets	$1,314,833	$-		$1,314,833	$1,491,667	$-		$1,491,667

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating net income	$1,258	$3,444	$11,239	$11,855
Addback of Segment Income tax expense	(420)	2,112	2,062	7,266
Total Segments operating pre-tax net income	$838	$5,556	$13,301	$19,121
Subtract / (Add back)
Stock compensation expense	329	509	1,818	1,408
RSUs granted post IPO	236	776	1,018	2,563
Deferred compensation program accounting adjustment	1,801	(991)	4,539	(2,479)
Net unrealized loss on strategic equity investments and warrants.	1,479	1,394	648	1,497
General loan loss reserve for CLOs	327	913	542	1,838
Total Consolidation Adjustments and Reconciling Items	4,172	2,601	8,565	4,827
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(3,334)	$2,955	$4,736	$14,294

Income tax expense (benefit)	(343)	1,460	3,793	5,606
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	$8,688

20. Summarized Financial Information for Equity Method Investments

The tables below present summarized financial information of the hedge funds and private equity fund, which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	As of
(In thousands)	September 30, 2015	December 31, 2014
	Net Assets	Net Assets
Harvest Opportunity Partners II (1)	$-	$78,856
Harvest Small Cap Partners	270,426	323,439
Harvest Agriculture Select	42,311	35,448
Harvest Technology Partners	20,133	20,542
Harvest Financial Partners	19,718	15,439

(In thousands)	Three Months Ended September 30,
	2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II (1)	$(450)	$(114)	$883	$(190)
Harvest Small Cap Partners	19,434	(4,456)	35,397	(8,475)
Harvest Franchise Fund (1)	-	-	964	(1,447)
Harvest Agriculture Select	(403)	(163)	1,591	(244)
Harvest Technology Partners	153	(67)	823	(197)
Harvest Financial Partners	(39)	(9)	77	(19)

(In thousands)	Nine Months Ended September 30,
	2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II (1)	$(4,901)	$(254)	$3,885	$(402)
Harvest Small Cap Partners	20,439	(15,592)	120,850	(20,771)
Harvest Franchise Fund (1)	-	-	7,700	(1,690)
Harvest Agriculture Select	1,375	(533)	4,108	(704)
Harvest Technology Partners	2,045	(206)	2,656	(570)
Harvest Financial Partners	164	(73)	77	(19)

(1)	Harvest Franchise Fund (“HFF”) and Harvest Opportunity Partners II (“HOP II”) were liquidated on December 31, 2014 and July 31, 2015, respectively. Their assets were distributed in 2015.

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

	As of September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$15	$12,910	$1,414	$48,243	$-	$62,582
Restricted cash and deposits	-	1,123	-	75,309	-	76,432
Receivable from clearing broker	-	-	-	1,614	-	1,614
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	6,428	-	6,428
Marketable securities owned, at fair value	-	-	8,421	26,291	-	34,712
Incentive fee receivable	-	-	-	2,827	-	2,827
Other investments	-	13,128	46,488	14,292	-	73,908
Loans held for investment, net of allowance for loan losses	-	-	-	2,566	-	2,566
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	986,308	-	986,308
Interest receivable	-	2	66	3,204	64	3,336
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	4,179	-	4,179
Deferred tax assets	-	11,646	-	-	-	11,646
Other assets	(219)	143,603	(15,156)	32,829	(137,762)	23,295
Investment in subsidiaries	257,830	79,319	108,567	-	(445,716)	-
Total assets	$257,626	$261,731	$149,800	$1,229,090	$(583,414)	$1,314,833
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$14,602	$-	$14,602
Accrued compensation	750	3,319	578	19,405	-	24,052
Asset-backed securities issued	-	-	-	959,762	-	959,762
Interest payable	-	1,506	-	3,685	64	5,255
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	18,849	-	1,120	-	19,969
Other liabilities	981	20,816	-	15,766	(56)	37,507
Total liabilities	$139,334	$138,790	$578	$1,014,340	$(137,595)	$1,155,447
						-
Total members' (deficit) equity	118,292	122,941	120,734	215,436	(446,031)	131,372
Nonredeemable Non-controlling Interest	$-	$-	$28,488	$(686)	$212	$28,014
Total equity	$118,292	$122,941	$149,222	$214,750	$(445,819)	$159,386
Total liabilities and equity	$257,626	$261,731	$149,800	$1,229,090	$(583,414)	$1,314,833

	As of December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$-	$5,508	$-	$95,854	$-	$101,362
Restricted cash and deposits	-	1,123	-	65,979	-	67,102
Receivable from clearing broker	-	-	-	1,285	-	1,285
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	10,439	-	10,439
Marketable securities owned, at fair value	-	-	-	29,466	-	29,466
Incentive fee receivable	-	-	-	7,092	-	7,092
Other investments	-	58,012	-	150,935	-	208,947
Loans held for investment, net of allowance for loan losses	-	-	-	1,997	-	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	1,038,848	-	1,038,848
Interest receivable	-	2	-	2,885	(2)	2,885
Fixed assets, net	-	-	-	2,233	-	2,233
Deferred tax assets	-	9,507	-	1,063	-	10,570
Other assets	-	19,354	-	14,422	190	33,966
Investment in subsidiaries		330,469		-	(330,469)	-
Total assets	$-	$423,975	$-	$1,422,498	$(330,281)	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$15,048	$-	$15,048
Accrued compensation	-	150	-	54,589	-	54,739
Asset-backed securities issued	-	-	-	1,001,137	-	1,001,137
Interest payable	-	1,506	-	4,064	(2)	5,568
Note payable	-	-	-	(190)	190	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	17,843	-	1,318	-	19,161
Other liabilities	-	21,247	-	16,063	-	37,310
Total liabilities	$-	$135,046	$-	$1,092,029	$188	$1,227,263
						-
Total members' (deficit) equity	-	288,929	-	174,136	(330,469)	132,596
Nonredeemable Non-controlling Interest	$-	$-	$-	$156,332	$-	$156,332
Total equity	$-	$288,929	$-	$330,468	$(330,469)	$288,928
Total liabilities and equity	$-	$423,975	$-	$1,422,497	$(330,281)	$1,516,191

	For the Three Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$11,918	$-	$11,918
Brokerage	-	-	-	6,046	-	6,046
Asset management fees	-	-	-	6,963	-	6,963
Principal transactions	-	285	(848)	(877)	-	(1,440)
Loss on sale, payoff and mark-to-market of loans	-	-	-	30	-	30
Net dividend income	-	-	80	183	-	263
Other income	-	-	-	(279)	-	(279)
Equity earnings of subsidiaries	(469)	1,466	3,292	-	(4,289)	-
Non-interest revenues	(469)	1,751	2,524	23,984	(4,289)	23,501

Interest income	371	1,297	56	11,090	(139)	12,675
Interest expense	(1,296)	(2,272)	(1)	(3,954)	-	(7,523)
Net interest income	(925)	(975)	55	7,136	(139)	5,152

Provision for loan losses	-	-	-	(563)	-	(563)

Total net revenues after provision for loan losses	(1,394)	776	2,579	30,557	(4,428)	28,090

Non-interest expenses
Compensation and benefits	842	629	18	20,460	-	21,949
Administration	111	182	39	1,504	(117)	1,719
Brokerage, clearing and exchange fees	-	-	-	842	-	842
Travel and business development	14	-	-	1,087	-	1,101
Communications and technology	-	4	-	960	-	964
Occupancy	-	-	-	945	-	945
Professional fees	629	157	-	466	-	1,252
Depreciation	-	-	-	390	-	390
Other	-	-	-	465	-	465
Total non-interest expenses	1,596	972	57	27,119	(117)	29,627
Net income (loss) before income tax expense	(2,990)	(196)	2,522	3,438	(4,311)	(1,537)
Income tax expense (benefit)	-	2,474	-	(2,817)	-	(343)
Net income (loss)	(2,990)	(2,670)	2,522	6,255	(4,311)	(1,194)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	324	1,474	-	1,798
Net income (loss) attributable to JMP Group LLC	$(2,990)	$(2,670)	$2,198	$4,782	$(4,311)	$(2,991)

	For the Three Months Ended September 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$17,063	$-	$17,063
Brokerage	-	-	-	6,455	-	6,455
Asset management fees	-	-	-	9,630	-	9,630
Principal transactions	-	971	-	(5,247)	-	(4,276)
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(12)	-	(12)
Net dividend income	-	-	-	242	-	242
Other income	-	-	-	1,192	-	1,192
Equity earnings of subsidiaries	-	4,666		-	(4,666)	-
Non-interest revenues	-	5,637	-	29,323	(4,666)	30,294

Interest income	-	5	-	9,974	(6)	9,973
Interest expense	-	(1,901)	-	(3,719)	6	(5,614)
Net interest income	-	(1,896)	-	6,255	-	4,359

Provision for loan losses	-	-		(956)	-	(956)

Total net revenues after provision for loan losses	-	3,741	-	34,622	(4,666)	33,697

Non-interest expenses
Compensation and benefits	-	2,121	-	26,194	-	28,315
Administration	-	280	-	1,621	-	1,901
Brokerage, clearing and exchange fees	-	-	-	772	-	772
Travel and business development	-	16	-	874	-	890
Communications and technology	-	4	-	966	-	970
Occupancy	-	-	-	846	-	846
Professional fees	-	805	-	352	-	1,157
Depreciation	-	-	-	235	-	235
Other	-	-	-	236	-	236
Total non-interest expenses	-	3,226	-	32,096	-	35,322
Net income (loss) before income tax expense	-	515	-	2,526	(4,666)	(1,625)
Income tax expense (benefit)	-	(980)	-	2,440	-	1,460
Net income (loss)	-	1,495	-	86	(4,666)	(3,085)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	(4,580)	-	(4,580)
Net income (loss) attributable to JMP Group LLC	$-	$1,495	$-	$4,666	$(4,666)	$1,495

	For the Nine Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$53,943	$-	$53,943
Brokerage	-	-	-	18,515	-	18,515
Asset management fees	-	-	-	16,617	(271)	16,346
Principal transactions	-	236	120	4,805	-	5,161
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,680)	-	(1,680)
Net dividend income	-	-	234	476	-	710
Other income	-	-	-	523	-	523
Equity earnings of subsidiaries	6,626	3,713	12,468	-	(22,807)	-
Non-interest revenues	6,626	3,949	12,822	93,199	(23,078)	93,518

Interest income	1,114	3,263	291	36,702	(3,117)	38,253
Interest expense	(3,260)	(6,817)	1,960	(17,058)	2,978	(22,197)
Net interest income	(2,146)	(3,554)	2,251	19,644	(139)	16,056

Provision for loan losses	-	-	-	(75)	-	(75)

Total net revenues after provision for loan losses	4,480	395	15,073	112,768	(23,217)	109,499

Non-interest expenses
Compensation and benefits	1,581	3,950	319	70,687	-	76,537
Administration	369	394	229	5,099	(387)	5,704
Brokerage, clearing and exchange fees	-	-	-	2,454	-	2,454
Travel and business development	14	61	-	3,259	-	3,334
Communications and technology	-	10	-	2,906	-	2,916
Occupancy	-	-	-	2,719	-	2,719
Professional fees	1,573	621	-	1,072	-	3,266
Depreciation	-	-	-	831	-	831
Other	-	-	-	1,694	-	1,694
Total non-interest expenses	3,537	5,036	548	90,721	(387)	99,455
Net income (loss) before income tax expense	943	(4,641)	14,525	22,047	(22,830)	10,044
Income tax expense (benefit)	-	838	-	2,955	-	3,793
Net income (loss)	943	(5,479)	14,525	19,092	(22,830)	6,251
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,416	2,892	-	5,308
Net income (loss) attributable to JMP Group LLC	$943	$(5,479)	$12,109	$16,200	$(22,830)	$943

	For the Nine Months Ended September 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$65,177	$-	$65,177
Brokerage	-	-	-	19,585	-	19,585
Asset management fees	-	-	-	30,032	-	30,032
Principal transactions	-	3,760	-	(2,041)	-	1,719
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(183)	-	(183)
Net dividend income	-	-	-	739	-	739
Other income	-	-	-	1,564	-	1,564
Equity earnings of subsidiaries	-	16,793	-	-	(16,793)	-
Non-interest revenues	-	20,553	-	114,873	(16,793)	118,633

Interest income	-	18	-	27,773	(18)	27,773
Interest expense	-	(5,399)	-	(10,485)	18	(15,866)
Net interest income	-	(5,381)	-	17,288	-	11,907

Provision for loan losses	-	-	-	(1,665)	-	(1,665)

Total net revenues after provision for loan losses	-	15,172	-	130,496	(16,793)	128,875

Non-interest expenses
Compensation and benefits	-	8,612	-	89,058	-	97,670
Administration	-	818	-	4,565	-	5,383
Brokerage, clearing and exchange fees	-	-	-	2,515	-	2,515
Travel and business development	-	88	-	2,633	-	2,721
Communications and technology	-	10	-	2,850	-	2,860
Occupancy	-	-	-	2,522	-	2,522
Professional fees	-	1,939	-	1,294	-	3,233
Depreciation	-	-	-	689	-	689
Other	-	-	-	778	-	778
Total non-interest expenses	-	11,467	-	106,904	-	118,371
Net income (loss) before income tax expense	-	3,705	-	23,592	(16,793)	10,504
Income tax expense (benefit)	-	(4,983)	-	10,589	-	5,606
Net income (loss)	-	8,688	-	13,003	(16,793)	4,898
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	(3,790)	-	(3,790)
Net income (loss) attributable to JMP Group LLC	$-	$8,688	$-	$16,793	$(16,793)	$8,688

	For the Nine Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$943	$(5,480)	$14,523	$19,093	$(22,827)	$6,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	75	-	75
Accretion of deferred loan fees	-	-	-	(1,452)	-	(1,452)
Amortization of liquidity discount, net	-	-	-	(97)	-	(97)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,091	-	1,091
Interest paid in kind	-	-	-	(147)	-	(147)
Change in other investments:
Fair value	-	(236)	(825)	1,196	-	136
Incentive fees reinvested in general partnership interests	-	-	-	(1,617)	-	(1,617)
Realized gain on other investments	-	-	-	(3,603)	-	(3,603)
Depreciation and amortization of fixed assets	-	-	-	831	-	831
Stock-based compensation expense	6,277	-	-	-	-	6,277
Deferred Income Taxes	-	(1,133)	-	865	-	(268)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(66)	(320)	(65)	(451)
Decrease (increase) in receivables	-	-	-	4,861	-	4,861
Increase in marketable securities	-	-	(8,421)	3,175	-	(5,246)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	1,366	-	1,366
(Increase) decrease in deposits and other assets	219	(126,885)	47,921	(15,639)	104,898	10,514
Increase in interest payable	-	-	-	(378)	65	(313)
Increase in marketable securities sold, but not yet purchased	-	-	-	(446)	-	(446)
(Decrease) increase in accrued compensation and other liabilities	943	2,739	579	(35,054)	(53)	(30,846)
Net cash used in operating activities	$8,382	$(130,890)	$53,711	$(24,524)	$82,018	$(11,303)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(2,777)	-	(2,777)
Investment in subsidiary	(257,830)	253,369	(108,567)	(10,118)	133,662	-
Purchases of other investments	-	(9,054)	(68,325)	(310)	70,002	(7,687)
Sales of other investments	-	54,461	22,661	16,088	(69,364)	23,846
Funding of loans collateralizing asset-backed securities issued	-	-	-	(244,178)	-	(244,178)
Funding of loans held for investment	-	-	-	(610)	-	(610)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	232,479	-	232,479
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	64,032	-	64,032
Principal receipts on loans held for investment	-	-	-	188	-	188
Net change in restricted cash reserved for lending activities	-	-	-	(10,697)	-	(10,697)
Cash collateral posted for total return swap	-	-	-	(25,000)		(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash provided by (used in) investing activities	$(257,830)	$298,776	$(154,231)	$18,836	$134,300	$29,336

Cash flows from financing activities:
Proceeds from issuance of note payable	137,603	-	-	-	(137,603)	-
Repayment of note payable	-	-	-	190	(190)	-
Repayment of asset-backed securities issued	-	-	-	(42,461)	-	(42,461)
Distributions and dividend equivalents paid on common shares and RSUs	(7,346)	-	-	-	-	(7,346)
Purchases of common shares for treasury	(312)	-	-	-	-	(312)
Capital contributions of parent	119,518	(160,484)	108,627	-	(67,661)	0
Capital contributions of nonredeemable non-controlling interest holders	-	-	435	-	-	435
Distributions to non-controlling interest shareholders	-	-	(7,128)	-	-	(7,128)
Net cash (used in) provided by financing activities	$249,463	$(160,484)	$101,934	$(42,271)	$(205,454)	$(56,812)
Net decrease in cash and cash equivalents	15	7,402	1,414	(47,611)	10,861	(38,780)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	15	12,910	1,414	48,243	10,861	62,582

	For the Nine Months Ended September 30, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$8,688	$-	$13,003	$(16,793)	$4,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	15	-	15
Provision for loan losses	-	-	-	1,665	-	1,665
Accretion of deferred loan fees	-	-	-	(934)	-	(934)
Amortization of liquidity discount, net	-	-	-	(88)	-	(88)
Amortization of debt issuance costs	-	296	-	-	-	296
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	684	-	684
Interest paid in kind	-	-	-	(111)	-	(111)
Loss (gain) on sale and payoff of loans	-	-	-	183	-	183
Change in other investments:
Fair value	-	(3,762)	-	1,640	-	(2,121)
Incentive fees reinvested in general partnership interests	-	-	-	(13,641)	-	(13,641)
Realized gain on other investments	-	-	-	(680)	-	(680)
Depreciation and amortization of fixed assets	-	-	-	689	-	689
Stock-based compensation expense	-	6,945	-	-	-	6,945
Deferred income taxes	-	9,632	-	(1,000)	-	8,632
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(1)	-	(268)	(1)	(270)
Decrease (increase) in receivables	-	-	-	4,694	-	4,694
Increase in marketable securities	-	-	-	(6,335)	-	(6,335)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(5,320)	-	(5,320)
(Increase) decrease in deposits and other assets	-	(9,826)	-	20,288	(15,069)	(4,607)
Increase in marketable securities sold, but not yet purchased	-	-	-	4,713	-	4,713
Increase (decrease) in interest payable	-	729	-	(42)	1	688
Increase (decrease) in accrued compensation and other liabilities	-	870	-	(10,025)	1,553	(7,602)
Net cash used in operating activities	$-	$13,571	$-	$9,130	$(30,309)	$(7,608)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(884)	-	(884)
Investment in subsidiary	-	(33,362)	-	21,016	12,346	-
Purchases of other investments	-	(28,269)	-	(15,139)	-	(43,408)
Sales of other investments	-	5,596	-	17,079	15,120	37,795
Funding of loans collateralizing asset-backed securities issued	-	-	-	(466,932)	-	(466,932)
Funding of loans held for investment	-	-	-	(961)		(961)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	222,284	-	222,284
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	53,377	-	53,377
Net change in restricted cash reserved for lending activities	-	-	-	(126,147)	-	(126,147)
Net cash provided by (used in) investing activities	$-	$(56,035)	$-	$(296,307)	$27,466	$(324,876)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	-	5,000	-	5,000
Proceeds from CLO III credit warehouse	-	-	-	207,393	-	207,393
Proceeds from bond issuance	-	48,300	-	-	-	48,300
Proceeds from asset-backed securities issued	-	-	-	329,339	-	329,339
Payments of debt issuance costs	-	(1,740)	-	-	-	(1,740)
Repayment of note payable	-	-	-	(22,843)	2,843	(20,000)
Repayment of line of credit	-	-	-	(2,895)	-	(2,895)
Repayment of credit warehouse	-	-	-	(207,393)	-	(207,393)
Repayment of asset-backed securities issued	-	-	-	(32,597)	-	(32,597)
Distributions and dividend equivalents paid on common shares and RSUs	-	(3,562)	-	-	-	(3,562)
Purchases of shares of common stock for treasury	-	(1,899)	-	-	-	(1,899)
Capital contributions of redeemable non-controlling interest holders	-	-	-	18,202	-	18,202
Distributions to non-controlling interest shareholders	-	-	-	(3,032)	-	(3,032)
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(6,000)	-	(6,000)
Cash settlement of stock-based compensation	-	(123)	-	-	-	(123)
Sale of subsidiary shares to non-controlling interest holders	-	-	-	25,320	-	25,320
Net cash provided by financing activities	$-	$40,976	$-	$310,494	$2,843	$354,313
Net increase (decrease) in cash and cash equivalents	-	(1,488)	-	23,317	-	21,829
Cash and cash equivalents, beginning of period	$-	$4,680	$-	$61,226	$-	$65,906
Cash and cash equivalents, end of period	-	3,192	-	84,543	-	87,735

22. Subsequent Events

On October 15, 2015, the Company’s board of directors declared cash distributions of $0.04 per share for the months of October, November and December 2015. The October distribution is payable on November 13, 2015, to shareholders of record as of October 30, 2015. The November distribution is payable on December 15, 2015, to shareholders of record as of November 30, 2015. The December distribution is payable on January 15, 2016, to shareholders of record as of December 31, 2015.

On October 29, 2015, the board of directors authorized the repurchase of an additional 472,358 outstanding common shares, increasing the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2016.

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

As of September 30, 2015 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC“) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC and HGC II (through December 31, 2014), the management and incentive fees earned at HCS were eliminated in consolidation.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA“) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At September 30, 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2),(5)	$-	$109,345	$-	$17,693
Harvest Small Cap Partners	388,127	438,432	7,279	4,576
Harvest Agriculture Select (2)	140,263	110,726	28,114	22,057
Harvest Technology Partners	48,070	46,301	13,994	14,592
Harvest Financial Partners	41,622	15,439	9,629	5,710
Private Equity Funds:
Harvest Growth Capital LLC (3)	28,802	38,087	1,375	1,845
Harvest Growth Capital LLC II (3)	113,921	92,972	2,740	2,281
Harvest Intrexon Enterprise Fund	222,469	-	1,500	-
Funds of Funds:
JMP Masters Fund	43,728	41,330	168	152
REITs:
New York Mortgage Trust	-	36,963	N/A	N/A
Credit or Private Debt Capital:
Harvest Capital Credit Corporation	144,328	115,834	N/A	N/A
HCS and HCAP Advisors Totals	$1,171,330	$1,045,429	$64,799	$68,906

CLOs and Other Managed by JMPCA:
CLO I (3)	356,589	397,963	N/A	N/A
CLO II (3)	331,828	331,319	N/A	N/A
CLO III (3)	360,634	360,211	N/A	N/A
Assets Referenced in TRS (4)	110,263	-	N/A	N/A
JMPCA Totals	$1,159,314	$1,089,493	N/A	N/A

JMP Group LLC Totals	$2,330,644	$2,134,922	$64,799	$68,906

(1)

For hedge funds, funds of funds, HGC and HGC II, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”), assets under management represent the commitment amount that is subject to the management fee calculation. For New York Mortgage Trust (“NYMT”), assets under management represent the portion of the net assets of NYMT that is subject to the incentive fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Opportunity Partners II (“HOP II”), Harvest Agriculture Select (“HAS”), and Harvest Financial Partners (“HFP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)

HGC, HGC II, HCAP Advisors, CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2014. HGC and HGC II were no longer consolidated effective January 1, 2015.

(4)	Assets Referenced in TRS represents the fair value of the settled loans in the loan portfolio held by the counterparty.
(5)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Subscriptions	75,347	235,592	-	310,939
Redemptions	(186,770)	-	(4,152)	(190,922)
Distributions from realization event	-	(3,051)	-	(3,051)
Appreciation	9,262	1,592	6,550	17,404
AUM at September 30, 2015	$618,082	$365,192	$43,728	1,027,002

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Subscriptions	71,718	14,626	-	86,344
Redemptions	(65,936)	-	(2,000)	(67,936)
Distributions from realization event	-	(2,192)	-	(2,192)
Appreciation	122,354	(4,029)	4,028	122,353
AUM at September 30, 2014	$821,895	117,087	52,714	991,696

AUM related to hedge funds, private equity funds and funds of funds increased $134.4 million, or 15.1%, from $892.6 million at December 31, 2014 to $1,027.0 million at September 30, 2015. This increase was primarily attributed to $238.3 million subscriptions of private equity funds and capital contributions of $75.3 million in the hedge funds managed by HCS, partially offset by redemptions of $189.6 million related to hedge funds managed by HCS.

AUM related to hedge funds, private equity funds and funds of funds increased $138.6 million, or 16.2%, from $853.1 million at December 31, 2 014 to $991.7 million at September 30, 2014. This increase was primarily attributed to capital contributions of $71.7 million and appreciation of $122.4 million related to hedge funds managed by HCS, partially offset by $65.9 million of redemptions in these funds.

(In thousands)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1) (3)	$(112)	69	-	$163	230	$25
Harvest Small Cap Partners	400	1,624	2,153	326	1,785	5,079
Harvest Franchise Fund	-	-	-	14	313	30
Harvest Agriculture Select (1)	(421)	302	-	602	264	103
Harvest Technology Partners	60	82	1	232	77	1
Harvest Financial Partners	(34)	52	-	17	16	3
Private Equity Funds:
Harvest Growth Capital LLC (2)	(174)	-	130	(42)	-	-
Harvest Growth Capital II LLC (2)	(110)	281	-	(121)	281	-
Harvest Intrexon Enterprise Fund	(18)	697	-	-	-	-
Funds of Funds:
JMP Masters Fund	(1)	102	2	9	122	-
REITs:
New York Mortgage Trust	-	-	-	-	-	382
Loans:
Harvest Capital Credit Corporation	N/A	715	545	N/A	488	538
CLOs and Other:
CLO I (2)	N/A	486	-	N/A	547	-
CLO II (2)	N/A	415	-	N/A	518	-
CLO III (2)	N/A	202	-	N/A	237	-
Assets Referenced in TRS	N/A	63	-	N/A	-	-
Totals	$(410)	$5,090	$2,831	$1,200	$4,878	$6,161

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC and HGC II (through December 31, 2014), CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(3)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.

(In thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1) (3)	$(1,089)	354	-	$825	$707	$145
Harvest Small Cap Partners	382	5,256	2,146	1,058	4,860	18,264
Harvest Franchise Fund	-	-	-	235	932	31
Harvest Agriculture Select (1)	468	839	116	1,577	763	253
Harvest Technology Partners	1,318	235	18	699	233	3
Harvest Financial Partners	4	168	12	17	16	3
Private Equity Funds:
Harvest Growth Capital LLC (2)	(234)	(6)	130	49	182	-
Harvest Growth Capital II LLC (2)	194	844	-	(256)	844	-
Harvest Intrexon Enterprise Fund	(18)	697	-	-	-	-
Funds of Funds:
JMP Masters Fund	10	311	16	17	364	16
REITs:
New York Mortgage Trust	-	-	1,197	-	-	1,036
Loans:
Harvest Capital Credit Corporation	N/A	1,978	1,451	N/A	1,316	664
CLOs and TRS:
CLO I (2)	N/A	1,485	-	N/A	1,654	-
CLO II (2)	N/A	1,243	-	N/A	1,242	-
CLO III (2)	N/A	582	-	N/A	386	-
Assets Referenced in TRS	N/A	86	-	N/A	-	-
Totals	$1,035	$14,072	$5,086	$4,221	$13,499	$20,415

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

Revenues earned from HGC and HGC II (through December 31, 2014), CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(3)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

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

Non-controlling Interest

Non-controlling interest for the nine months ended September 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2014 includes the interest of third parties in CLO I, CLO II, CLO III, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

 Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change from 2014 to 2015		Nine Month Change from 2014 to 2015
	2015	2014	2015	2014	$	%	$	%
Revenues
Investment banking	$11,918	$17,063	$53,943	$65,177	$(5,145)	-30.2%	$(11,234)	-17.2%
Brokerage	6,046	6,455	18,515	19,585	(409)	-6.3%	(1,070)	-5.5%
Asset management fees	6,963	9,630	16,346	30,032	(2,667)	-27.7%	(13,686)	-45.6%
Principal transactions	(1,440)	(4,276)	5,161	1,719	2,836	-66.3%	3,442	200.2%
Gain (loss) on sale, payoff and mark-to-market of loans	30	(12)	(1,680)	(183)	42	350.0%	(1,497)	-818.0%
Net dividend income	263	242	710	739	21	8.7%	(29)	-3.9%
Other income	(279)	1,192	523	1,564	(1,471)	-123.4%	(1,041)	-66.6%
Non-interest revenues	23,501	30,294	93,518	118,633	(6,793)	-22.4%	(25,115)	-21.2%

Interest income	12,675	9,973	38,253	27,773	2,702	27.1%	10,480	37.7%
Interest expense	(7,523)	(5,614)	(22,197)	(15,866)	(1,909)	34.0%	(6,331)	39.9%
Net interest income	5,152	4,359	16,056	11,907	793	18.2%	4,149	34.8%

Provision for loan losses	(563)	(956)	(75)	(1,665)	393	-41.1%	1,590	95.5%

Total net revenues after provision for loan losses	28,090	33,697	109,499	128,875	(5,607)	-16.6%	(19,376)	-15.0%

Non-interest expenses
Compensation and benefits	21,949	28,315	76,537	97,670	(6,366)	-22.5%	(21,133)	-21.6%
Administration	1,719	1,901	5,704	5,383	(182)	-9.6%	321	6.0%
Brokerage, clearing and exchange fees	842	772	2,454	2,515	70	9.1%	(61)	-2.4%
Travel and business development	1,101	890	3,334	2,721	211	23.7%	613	22.5%
Communication and technology	964	970	2,916	2,860	(6)	-0.6%	56	2.0%
Professional fees	1,252	1,157	3,266	3,233	95	8.2%	33	1.0%
Other	1,800	1,317	5,243	3,989	483	36.7%	1,254	31.4%
Total non-interest expenses	29,627	35,322	99,454	118,371	(5,695)	-16.1%	(18,917)	-16.0%
Income (loss) before income tax expense	(1,537)	(1,625)	10,045	10,504	88	5.4%	(459)	-4.4%
Income tax (benefit) expense	(343)	1,460	3,793	5,606	(1,803)	-123.5%	(1,813)	-32.3%
Net income (loss)	(1,194)	(3,085)	6,252	4,898	1,891	-61.3%	1,354	27.6%
Less: Net income (loss) attributable to non-controlling interest	1,797	(4,580)	5,309	(3,790)	6,377	-139.2%	9,099	240.1%
Net income (loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	$8,688	$(4,486)	-300.1%	$(7,745)	-89.1%

 Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Overview

Total net revenues after provision for loan losses decreased $5.6 million, or 16.6%, from $33.7 million for the quarter ended September 30, 2014 to $28.1 million for the quarter ended September 30, 2015, resulting from a decline in non-interest revenues of $6.8 million, partially offset by an increase of net interest income of $0.8 million and a decline in provision for loan losses of $0.4 million.

Non-interest revenues decreased $6.8 million, or 22.4%, from $30.3 million for the quarter ended September 30, 2014 to $23.5 million in the same period in 2015. This decrease was primarily driven by a $5.1 million decline in investment banking and a $2.7 million decline in asset management fees, partially offset by a $2.8 million increase in principal transactions.

Provision for loan losses decreased $0.4 million from $1.0 million for the quarter ended September 30, 2014 to $0.6 million for the quarter ended September 30, 2015.

Total non-interest expenses decreased $5.7 million, or 16.1%, from $35.3 million for the quarter ended September 30, 2014 to $29.6 million for the quarter September 30, 2015, primarily due to a decrease in compensation and benefits of $6.4 million.

Net income attributable to JMP Group LLC decreased $4.5 million, or 300.1%, from $1.5 million after income tax expense of $1.5 million for the quarter ended September 30, 2014 to a $3.0 million loss after an income tax benefit of $0.3 million for the quarter ended September 30, 2015.

 Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Overview

Total net revenues after provision for loan losses decreased $19.4 million, or 15.0%, from $128.9 million for the nine months ended September 30, 2014 to $109.5 million for the nine months ended September 30, 2015, resulting from declines in non-interest revenues of $25.1 million, partially offset by an increase in net interest income of $4.1 million and a decline in provision for loan losses of $1.6 million.

Non-interest revenues decreased $25.1 million, or 21.2%, from $118.6 million for the nine months ended September 30, 2014 to $93.5 million in the same period in 2015. This decline was primarily driven by a $13.7 million decrease in asset management incentive fees and a $11.2 million decline in investment banking revenues.

Provision for loan losses decreased $1.6 million from $1.7 million for the nine months ended September 30, 2014 to $0.1 million for the nine months ended September 30, 2015. The decline in 2015 was driven by the Company incorporating actual historic loan losses in calculating CLO I general reserve.

Total non-interest expenses decreased $18.9 million, or 16.0%, from $118.4 million for the nine months ended September 30, 2014 to $99.5 million for the nine months September 30, 2015, primarily due to a decline in compensation and benefits of $21.1 million.

Net income attributable to JMP Group LLC decreased $7.7 million, or 89.1%, from $8.7 million after income tax expense of $5.6 million for the nine months ended September 30, 2014 to $0.9 million after income tax expense of $3.8 million for the nine months ended September 30, 2015.

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

(v)     excludes general loan loss reserves on certain CLOs; and

(vi)     assumes a combined federal, state and local income tax rate of 38% for the three and nine months ended September 30, 2014, and 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the three and nine months ended September 30, 2015.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2015
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$11,918	$-	$-	$11,918	$-	$-	$11,918
Brokerage	6,046	-	-	6,046	-	-	6,046
Asset management related fees	-	6,212	1,402	7,614	-	(1,547)	6,067
Principal transactions	-	-	-	-	(253)	-	(253)
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	145	-	145
Net dividend income	-	-	-	-	263	-	263
Net interest income	-	-	-	-	2,879	-	2,879
Provision for loan losses	-	-	-	-	-	-	-
Adjusted net revenues	17,964	6,212	1,402	25,578	3,034	(1,547)	27,065

Non-interest expenses
Non-interest expenses	17,091	5,285	1,015	23,391	4,383	(1,547)	26,227

Operating pre-tax net income	873	927	387	2,187	(1,349)	-	838

Income tax expense (assumed rate of 38% for Operating Platforms)	332	352	147	831	(1,251)	-	(420)

Operating net income (loss)	$541	$575	$240	$1,356	$(98)	$-	$1,258

	Three Months Ended September 30, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$17,063	$-	$-	$17,063	$-	$-	$17,063
Brokerage	6,455	-	-	6,455	-	-	6,455
Asset management related fees	-	10,709	1,235	11,944	-	(1,344)	10,600
Principal transactions	-	-	-	-	1,134	-	1,134
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(15)	-	(15)
Net dividend income	-	-	-	-	242	-	242
Net interest income	-	-	-	-	4,240	-	4,240
Provision for loan losses	-	-	-	-	(34)	-	(34)
Adjusted net revenues	23,518	10,709	1,235	35,462	5,567	(1,344)	39,685

Non-interest expenses
Non-interest expenses	20,107	9,405	1,172	30,684	4,789	(1,344)	34,129

Operating pre-tax net income	3,411	1,304	63	4,778	778	-	5,556

Income tax expense (assumed rate of 38%)	1,296	497	24	1,817	295	-	2,112

Operating net income (loss)	$2,115	$807	$39	$2,961	$483	$-	$3,444

	Nine Months Ended September 30, 2015
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$53,943	$-	$-	$53,943	$-	$-	$53,943
Brokerage	18,515	-	-	18,515	-	-	18,515
Asset management related fees	-	15,497	4,150	19,647	(21)	(4,436)	15,190
Principal transactions	1,135	-	-	1,135	4,585	-	5,720
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(1,054)	-	(1,054)
Net dividend income	-	-	-	-	709	-	709
Net interest income	-	-	-	-	9,221	-	9,221
Provision for loan losses	-	-	-	-	698	-	698
Adjusted net revenues	73,593	15,497	4,150	93,240	14,138	(4,436)	102,942

Non-interest expenses
Non-interest expenses	63,415	14,186	3,037	80,638	13,439	(4,436)	89,641

Less: Non-controlling interest	-	-	-	-	-	-	-

Operating pre-tax net income	10,178	1,311	1,113	12,602	699	-	13,301

Income tax expense (assumed rate of 38%)	3,867	497	423	4,787	(2,725)	-	2,062

Operating net income (loss)	$6,311	$814	$690	$7,815	$3,424	$-	$11,239

	Nine Months Ended September 30, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$65,265	$-	$-	$65,265	$-	$(88)	$65,177
Brokerage	19,585	-	-	19,585	-	-	19,585
Asset management related fees	50	31,925	3,842	35,817	-	(4,166)	31,651
Principal transactions	-	-	-	-	4,802	-	4,802
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	-	(188)	-	(188)
Net dividend income	-	-	-	-	739	-	739
Net interest income	-	-	-	-	11,521	-	11,521
Provision for loan losses	-	-	-	-	172	-	172
Adjusted net revenues	84,900	31,925	3,842	120,667	17,046	(4,254)	133,459

Non-interest expenses
Non-interest expenses	69,983	29,568	3,184	102,735	15,769	(4,166)	114,338

Operating pre-tax net income	14,917	2,357	658	17,932	1,277	(88)	19,121

Income tax expense (assumed rate of 38%)	5,669	897	250	6,816	483	(33)	7,266

Operating net income (loss)	$9,248	$1,460	$408	$11,116	$794	$(55)	$11,855

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three and nine months ended September 30, 2015 and 2014.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating net income	$1,258	$3,444	$11,239	$11,855
Addback of Segment Income tax expense	(420)	2,112	2,062	7,266
Total Segments operating pre-tax net income	$838	$5,556	$13,301	$19,121
Subtract / (Add back)
Stock-based compensation expense	329	509	1,818	1,408
RSUs granted post IPO	236	776	1,018	2,563
Deferred compensation program accounting adjustment	1,801	(991)	4,539	(2,479)
Net unrealized loss on strategic equity investments and warrants.	1,479	1,394	648	1,497
General loan loss reserve for certain CLOs	327	913	542	1,838
Total Consolidation Adjustments and Reconciling Items	4,172	2,601	8,565	4,827
Consolidated pre-tax net income attributable to JMP Group LLC	$(3,334)	$2,955	$4,736	$14,294

Income tax (benefit) expense	(343)	1,460	3,793	5,606
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(2,991)	$1,495	$943	$8,688

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $5.1 million, or 30.2%, from $17.1 million for the quarter ended September 30, 2014 to $11.9 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 50.6% for the quarter ended September 30, 2014 to 42.5% for the quarter ended September 30, 2015.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2014 to 2015
	2015		2014
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	11	$9,876	26	$9,834	(15)	$42	0.4%
Debt and convertible securities	3	190	4	470	(1)	(280)	-59.6%
Private capital markets and other	0	290	1	125	(1)	165	132.0%
Strategic advisory	3	1,562	4	6,634	(1)	(5,072)	-76.5%
Total cash flows	17	$11,918	35	$17,063	(18)	$(5,145)	-30.2%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues. The decrease was driven by a $5.1 million decline in our strategic advisory revenues, or 76.5%, from $6.6 million for the quarter ended September 30, 2014 to $1.6 million for the same period in 2015. This decline was primarily attributed to a 68.6% reduction in average revenues per transaction. The $0.1 million increase in public equity underwriting revenue primarily was attributed to a $6.3 million transaction, partially offset by a decline in the number of executed public equity transactions from 26 to 11 for the quarters ended September 30, 2014 and September 30, 2015 respectively. The number of transactions where we acted as a lead manager decreased from five to three for the quarters ended September 30, 2014 and September 30, 2015.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.4 million, or 6.3%, from $6.5 million for the quarter ended September 30, 2014 to $6.1 million for the quarter ended September 30, 2015. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 19.2% for the quarter ended September 30, 2014 to 21.5% for the quarter ended September 30, 2015. On an operating basis, brokerage revenues were 16.3% and 22.4% for the quarters ended September 30, 2014 and 2015, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2015	2014
Base management fees:
Fees reported as asset management fees	$4,131	$3,470
Fees earned at HGC, HGC II when consolidated	-	281
Less: Non-controlling interest in HCAP Advisors	(350)	(239)
Total base management fees	3,781	3,512

Incentive fees:
Fees reported as asset management fees	$2,832	$6,160
Less: Non-controlling interest in HCAP Advisors	(267)	(264)
Total incentive fees	2,565	5,896

Other fee income:
Fundraising and other income:	$(279)	$1,192
Total other fee income	(279)	1,192

Asset management related fees:
Fees reported as asset management fees	$6,963	$9,630
Fees reported as other income	(279)	1,192
Fees earned at HGC, HGC II when consolidated	-	281
Less: Non-controlling interest in HCAP Advisors	(617)	(503)
Total Segment asset management related fee revenues	$6,067	$10,600

Fees reported as asset management fees were $9.6 million and $7.0 million for the quarters ended September 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 28.6% for the quarter ended September 30, 2014 to 24.8% for the quarter ended September 30, 2015. Fees reported as other income were $1.2 million and a loss of $0.3 million for the quarters ended September 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, other income decreased from 3.5% for the quarter ended September 30, 2014 to negative 1.0% for the same period in 2015.

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

Total segment asset management related fee revenue decreased $4.5 million, from $10.6 million for the quarter ended September 30, 2014 to $6.1 million for the quarter ended September 30, 2015. The decline primarily was attributed to the $3.3 million decrease in incentive fees, from $5.9 million for the quarter ended September 30, 2014 to $2.6 million for the same period in 2015. The decline in incentive fees was driven by a $2.9 million decrease related to incentives in Harvest Small Cap Partners (“HSCP”). Other fee income decreased from $1.2 million to a $0.3 million loss. Total base management fee increased $0.3 million from $3.5 million for the quarter ended September 30, 2014 to $3.8 million for the same period in 2015. On an operating basis, asset management related fees were 26.7% and 22.4% for the quarters ended September 30, 2014 and September 30, 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $2.8 million from a loss of $4.3 million for the quarter ended September 30, 2014 to a $1.4 million loss for the same period in 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 12.7% for the quarter ended September 30, 2014 and negative 5.1% for the quarter ended September 30, 2015.

Total segment principal transaction revenues decreased $1.4 million, from $1.1 million for the quarter ended September 30, 2014 to a loss of $0.3 million for the same period in 2015. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2014 and 2015 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended September 30,
(In thousands)	2015	2014

Equity and other securities excluding non-controlling interest	$(97)	$596
Warrants and other investments	547	(329)
Investment partnerships	(703)	867
Total Segment principal transaction revenues	(253)	1,134
Operating adjustment addbacks	(1,187)	(1,060)
Non-controlling interest in HGC and HGC II	-	(4,350)
Total principal transaction revenues	$(1,440)	$(4,276)

The decline primarily reflects reduced revenue from our investment partnerships. Revenues from investment partnerships decreased $1.6 million, from $0.9 million for the quarter ended September 30, 2014 to a $0.7 million loss for the same period in 2015, primarily driven by a $1.0 million decline in our investment in HAS funds and a $0.2 million decrease in HOP II, driven by the closure of HOP II in the third quarter. In addition, revenues from equity and other securities decreased $0.7 million, from $0.6 million for the quarter ended September 30, 2014 to a $0.1 million loss for the same period in 2015. Revenues from warrants and other investments increased by $0.8 million, primarily driven by $0.3 million gain on a company which invests in real estate joint ventures and a $0.3 million gain related to the Total Return Swap derivative. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 2.9% for the quarter ended September 30, 2014 to negative 0.9% for the quarter ended September 30, 2015.

Gain (loss) on Sale and Payoff of Loans

Gain (loss) on sale and payoff of loans was earned in our Corporate segment. Gain (loss) on sale and payoff of loans increased from a $12 thousand loss for the quarter ended September 30, 2014 to a $30 thousand gain for the quarter ended September 30, 2015, respectively. On a segment basis, gain on sale and payoff of loans increased from a $15 thousand loss for the quarter ended September 30, 2014 to a $0.1 million gain for the same period in 2015.

Net Dividend Income

Net dividend income was $0.2 million and $0.3 million for the quarters ended September 30, 2014 and 2015, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2015	2014
CLO I loan contractual interest income	$3,014	$3,614
CLO I ABS issued contractual interest expense	(1,005)	(1,009)
Net CLO I contractual interest	2,009	2,605

CLO II loan contractual interest income	$4,193	$3,887
CLO II ABS issued contractual interest expense	(1,767)	(1,702)
Net CLO II contractual interest	2,426	2,185

CLO III loan contractual interest income	$4,669	$1,775
CLO III ABS issued contractual interest expense	(2,145)	(529)
Net CLO III contractual interest	2,524	1,246

Bond Payable interest expense	(2,272)	(1,901)

Less: Non-controlling interest in CLOs	(2,273)	(119)

Other interest income	465	224

Total Segment net interest income	$2,879	$4,240

Non-controlling interest in CLOs	2,273	119

Total net interest income (expense)	$5,152	$4,359

Net interest income increased $0.8 million from $4.4 million for the quarter ended September 30, 2014 to $5.2 million for the quarter ended September 30, 2015. The net interest income increase was driven primarily by the CLO III interest earned in the quarter ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, net interest income was 12.9% for the quarter ended September 30, 2014 and 18.4% for the quarter ended September 30, 2015.

Total segment net interest income decreased from $4.2 million for the quarter ended September 30, 2014 to $2.9 million for the quarter ended September 30, 2015. Net interest income is earned in our Corporate segment, and largely reflects our portion of the net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 10.7% for both the quarters ended September 30, 2014 and 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,014	$350,000	3.66%	0.30%	3.36%
CLO I ABS issued contractual interest expense	(1,005)	(347,309)	1.29%	0.30%	0.99%
CLO II loan contractual interest income	4,193	326,716	5.01%	0.29%	4.72%
CLO II ABS issued contractual interest expense	(1,767)	(317,398)	2.16%	0.29%	1.87%
CLO III loan contractual interest income	4,669	356,666	5.13%	0.29%	4.84%
CLO III ABS issued contractual interest expense	(2,145)	(332,100)	2.53%	0.29%	2.24%
Net CLO contractual interest	$6,959	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,614	$382,651	3.70%	0.23%	3.47%
CLO I ABS issued contractual interest expense	(1,009)	(406,903)	1.11%	0.23%	0.88%
CLO II loan contractual interest income	3,887	326,106	4.66%	0.22%	4.44%
CLO II ABS issued contractual interest expense	(1,702)	(318,918)	2.09%	0.22%	1.87%
CLO III loan contractual interest income	1,775	140,884	4.93%	0.22%	4.71%
CLO III warehouse/ABS issued contractual interest expense	(529)	(122,480)	1.62%	0.22%	1.40%
Net CLO contractual interest	$6,036	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $0.4 million, or 41.1%, from $1.0 million for the quarter ended September 30, 2014 to $0.6 million for the same period in 2015. The decline was primarily attributed to the loan portfolio held at CLO III. As a percent of net revenues after provision for loan losses, provision for loan losses were negative 2.8% for the quarter ended September 30, 2014 and negative 2.0% for the quarter ended September 30, 2015.

Total segment provision for loan losses decreased from $34 thousand for the quarter ended September 30, 2014 to zero for the quarter ended September 30, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.1% and zero for the quarters ended September 30, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $6.4 million, or 22.7%, from $28.3 million for the quarter ended September 30, 2014 to $21.9 million for the quarter ended September 30, 2015.

Employee payroll, taxes and benefits, and consultant fees were $10.4 million and $11.6 million for the quarters ended September 30, 2014 and 2015, respectively. Performance-based bonus and commission decreased $6.9 million from $15.4 million for the quarter ended September 30, 2014 to $8.5 million for the quarter ended September 30, 2015. The decrease was primarily attributed to the decrease in asset management incentive fees that drive the bonus calculations.

Equity-based compensation was $2.5 million and $1.9 million for the quarters ended September 30, 2014 and 2015, respectively. The equity-based compensation included a $0.2 million increase in share options and share appreciation rights and a $0.6 million decrease related to RSUs.

Compensation and benefits as a percentage of revenues decreased from 84.0% of total net revenues after provision for loan losses for the quarter ended September 30, 2014 to 78.0% for the same period in 2015.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $8.3 million from $27.3 million for the quarter ended September 30, 2014 to $19.0 million for the quarter ended September 30, 2015. As a percent of total segment net revenues, compensation and benefits were 77.8% and 70.3% for the quarters ended September 30, 2014 and 2015, respectively.

Administration

Administration expense decreased $0.2 million, from $1.9 million for the quarter ended September 30, 2014 to $1.7 million for the quarter ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.6% for the quarter ended September 30, 2014 to 6.1% for the same period in 2015.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended September 30, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the quarter ended September 30, 2014 to 3.0% for the same period in 2015.

Travel and Business Development

Travel and business development expenses increased $0.2 million, from $0.9 million for the quarter ended September 30, 2014 to $1.1 million for the quarters ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 2.6% and 3.9% for the quarters ended September 30, 2014 and 2015, respectively.

Communications and Technology

Communications and technology expenses were $1.0 million for both the quarters ended September 30, 2014 and September 30, 2015. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.9% for the quarter ended September 30, 2014 to 3.4% for the same period in 2015.

 Professional Fees

Professional fees increased $0.1 million from $1.2 million for the quarter ended September 30, 2014 to $1.3 million for the quarter ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.4% for the quarter ended September 30, 2014 to 4.5% for the same period in 2015.

 Other Expenses

Other expenses increased $0.5 million, or 36.7%, from $1.3 million for the quarter ended September 30, 2014 to $1.8 million for the quarter ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, other expenses were 3.9% and 6.4% for the quarters ended September 30, 2014 and 2015, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from a $4.6 million loss for the quarter ended September 30, 2014 to $1.8 million for the quarter ended September 30, 2015. The increase primarily results from losses incurred in the quarter ended September 30, 2014 by non-controlling interest in HGC and HGC II, which were deconsolidated effective January 1, 2015. Non-controlling interest for the quarter ended September 30, 2014 includes the interest of third parties in CLO I, CLO II, CLO III, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the quarter ended September 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended September 30, 2015 and 2014, we recorded an income tax benefit of $0.3 million and income tax expense of $1.5 million, respectively. The $1.8 million reduction in income expense for the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to the Company’s reorganization into a publicly traded partnership as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC that is not subject to U.S. federal corporate income tax.

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

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the three months ended September 30, 2014 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $2.5 million, from $2.1 million for the quarter ended September 30, 2014 to a $0.4 million benefit for the quarter ended September 30, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $11.2 million, or 17.2%, from $65.2 million for the nine months ended September 30, 2014 to $53.9 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 50.6% for the nine months ended September 30, 2014 to 49.3% for the nine months ended September 30, 2015.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2014 to 2015
	2015		2014
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	72	$41,404	93	$44,072	(21)	$(2,668)	-6.1%
Debt and convertible securities	14	4,549	15	3,131	(1)	1,418	45.3%
Private capital markets and other	0	911	2	1,148	(2)	(237)	-20.6%
Strategic advisory	9	7,079	15	16,826	(6)	(9,747)	-57.9%
Total cash flows	95	$53,943	125	$65,177	(30)	$(11,234)	-17.2%

The decrease was driven by declines in both our strategic advisory revenues and public equity revenues. Strategic advisory revenues decreased $9.7 million, or 57.9%, resulting from fewer transactions. We executed 15 and nine strategic advisory transactions in the nine months ended September 30, 2014 and 2015, respectively. Public equity underwriting revenues decreased $2.7 million from $44.1 million in the nine months ended September 30, 2014 to $41.4 million for the nine months ended September 30, 2015. The decrease was attributed to fewer executed public equity transactions, from 93 for the nine months ended September 30, 2014 to 72 for the nine months ended September 30, 2015. The number of transactions where we acted as a lead manager decreased from 15 to 12, for the nine months ended September 30, 2014 and September 30, 2015, respectively. This decrease was partially offset by a 21.3% increase in average revenues per transaction. The increase in average revenues per transaction was attributed to a $6.3 million transaction.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $1.1 million, or 5.5%, from $19.6 million for the nine months ended September 30, 2014 to $18.5 million for the nine months ended September 30, 2015. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 15.2% for the nine months ended September 30, 2014 to 16.9% for the nine months ended September 30, 2015. On an operating basis, brokerage revenues were 14.7% and 18.0% for the nine months ended September 30, 2014 and 2015, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2015	2014
Base management fees:
Fees reported as asset management fees	$11,260	$9,618
Fees earned at HGC, HGC II when consolidated	-	1,026
Less: Non-controlling interest in HCAP Advisors	(969)	(645)
Total base management fees	10,291	9,999

Incentive fees:
Fees reported as asset management fees	$5,087	$20,415
Less: Non-controlling interest in HCAP Advisors	(712)	(326)
Total incentive fees	4,375	20,089

Other fee income:
Fundraising and other income:	$524	$1,563
Total other fee income	524	1,563

Asset management related fees:
Fees reported as asset management fees	$16,347	$30,033
Fees reported as other income	524	1,563
Fees earned at HGC, HGC II when consolidated	-	1,026
Less: Non-controlling interest in HCAP Advisors	(1,681)	(971)
Total Segment asset management related fee revenues	$15,190	$31,651

Fees reported as asset management fees were $30.0 million and $16.3 million for the nine months ended September 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 23.3% for the nine months ended September 30, 2014 to 14.9% for the nine months ended September 30, 2015. Fees reported as other income were $1.6 million and $0.5 million for the nine months ended September 30, 2014 and 2015, respectively. As a percentage of total net revenues after provision for loan losses, other income decreased from 1.2% for the nine months ended September 30, 2014 to 0.5% for the same period in 2015.

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

Total segment asset management related fee revenue decreased $16.5 million from $31.7 million for the nine months ended September 30, 2014 to $15.2 million for the nine months ended September 30, 2015. The decline primarily was attributed to the $15.7 million decrease in incentive fees, from $20.1 million for the nine months ended September 30, 2014 to $4.4 million for the same period in 2015. The decline in incentive fees was driven by a $16.1 million decline related to Harvest Small Cap Partners (“HSCP”), partially offset by a $0.8 million increase related to Harvest Capital Credit. Total base management fees were $10.0 million and $10.3 million for the nine months ended September 30, 2014 and September 30, 2015, respectively. On an operating basis, asset management related fees were 23.7% and 14.8% for the nine months ended September 30, 2014 and September 30, 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $3.5 million from $1.7 million for the nine months ended September 30, 2014 to $5.2 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 1.3% for the nine months ended September 30, 2014 and 4.7% for the nine months ended September 30, 2015.

Total segment principal transaction revenues increased $0.9 million from $4.8 million for the nine months ended September 30, 2014 to $5.7 million for the same period in 2015. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of JMP Group’s combined investment activities. The principal transaction revenues for both 2014 and 2015 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Nine Months Ended September 30,
	2015	2014

Equity and other securities excluding non-controlling interest	$675	$1,934
Warrants and other investments	4,168	(320)
Investment partnerships	877	3,188
Total Segment principal transaction revenues	5,720	4,802
Operating adjustment addbacks	(559)	(437)
Non-controlling interest in HGC and HGC II	-	(2,646)
Total principal transaction revenues	$5,161	$1,719

The increase primarily reflects additional revenues from warrants and other investments, partially offset by declines in equity and other securities and in investment partnerships. Revenues from warrants and other investments increased by $4.5 million, primarily driven by $1.1 million gain resulting from the exercise and sale of one warrant position, the $0.7 million gain on its investment in Sanctuary Wealth Services LLC, the $0.8 million gain on a real estate investment banking private equity company, the $0.6 million gain on a company which invests in real estate joint ventures and a $0.6 million gain related to the Total Return Swap derivative. Revenues from equity and other securities decreased $1.2 million, from $1.9 million for the nine months ended September 30, 2014 to $0.7 million for the same period in 2015. Revenues from investment partnerships decreased $2.3 million, from $3.2 million for the nine months ended September 30, 2014 to $0.9 million for the same period in 2015. The decrease was primarily driven by a $1.1 million decline in HAS, and a $1.9 million decline in HOP II, driven by the closure of HOP II in the third quarter, partially offset by a $0.6 million increase in HTP. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 3.6% for the nine months ended September 30, 2014 to 5.6% for the nine months ended September 30, 2015.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans is attributable to our Corporate segment. Loss on sale and payoff of loans increased $1.5 million, from $0.2 million for the nine months ended September 30, 2014 to $1.7 million for the nine months ended September 30, 2015, respectively. On a segment basis, loss on sale and payoff of loans decreased from $0.2 million for the nine months ended September 30, 2014 to zero for the same period in 2015.

Net Dividend Income

Net dividend income was $0.7 million for both the nine months ended September 30, 2014 and September 30, 2015, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2015	2014
CLO I loan contractual interest income	$9,642	$11,428
CLO I ABS issued contractual interest expense	(2,956)	(3,042)
Net CLO I contractual interest	6,686	8,386

CLO II loan contractual interest income	$12,397	$11,341
CLO II ABS issued contractual interest expense	(5,150)	(5,070)
Net CLO II contractual interest	7,247	6,271

CLO III loan contractual interest income	$13,844	$3,213
CLO III ABS issued contractual interest expense	(6,323)	(910)
Net CLO III contractual interest	7,521	2,303

Bond Payable interest expense	(6,817)	(5,400)

Less: Non-controlling interest in CLOs	(13,177)	(386)

Other interest income	1,419	347

Total Segment net interest income	$2,879	$11,521

Non-controlling interest in CLOs	13,177	386

Total net interest income (expense)	$16,056	$11,907

Net interest income increased from $11.9 million net interest income for the nine months ended September 30, 2014 to $16.1 million net interest income for the nine months ended September 30, 2015. The net interest income increase was driven primarily by the CLO III interest earned in the nine months ended September 30, 2015, partially offset by additional bond interest expense from the January 2014 bond issuance. As a percentage of total net revenues after provision for loan losses, net interest income was 9.2% for the nine months ended September 30, 2014 and 14.7% for the nine months ended September 30, 2015.

Total segment net interest income decreased $8.6 million, from $11.5 million for the nine months ended September 30, 2014 to $2.9 million for the nine months ended September 30, 2015. Net interest income is earned in our Corporate segment, and largely reflects our portion of the net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income increased from 8.6% for the nine months ended September 30, 2014 to 9.0% for the nine months ended September 30, 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$9,642	$347,361	3.66%	0.27%	3.39%
CLO I ABS issued contractual interest expense	(2,956)	(360,808)	1.23%	0.27%	0.96%
CLO II loan contractual interest income	12,397	327,843	4.99%	0.27%	4.72%
CLO II ABS issued contractual interest expense	(5,150)	(317,776)	2.14%	0.27%	1.87%
CLO III loan contractual interest income	13,844	354,425	5.15%	0.27%	4.88%
CLO III ABS issued contractual interest expense	(6,323)	(332,100)	2.51%	0.27%	2.24%
Net CLO contractual interest	$21,454	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$11,428	$395,730	3.81%	0.23%	3.58%
CLO I ABS issued contractual interest expense	(3,042)	(410,160)	1.11%	0.23%	0.88%
CLO II loan contractual interest income	11,341	325,899	4.59%	0.23%	4.36%
CLO II ABS issued contractual interest expense	(5,070)	(319,296)	2.09%	0.23%	1.86%
CLO III loan contractual interest income	3,213	87,985	4.82%	0.17%	4.65%
CLO III warehouse/ABS issued contractual interest expense	(910)	(72,160)	1.29%	0.17%	1.12%
Net CLO contractual interest	$16,960	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $1.5 million, or 95.5%, from $1.7 million for the nine months ended September 30, 2014 to $0.1 million for the same period in 2015. The decline was driven by an adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. CLO I has a seasonal portfolio that has had virtually no credit losses in recent years. As a percent of net revenues after provision for loan losses, provision for loan losses were 0.1% for the nine months ended September 30, 2014 and 0.7% for the nine months ended September 30, 2015.

Total segment provision for loan losses decreased from $0.2 million for the nine months ended September 30, 2014 to zero for the nine months ended September 30, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2014 and 2015 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.1% and zero for the nine months ended September 30, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $21.2 million, or 21.7%, from $97.7 million for the nine months ended September 30, 2014 to $76.5 million for the nine months ended September 30, 2015.

Employee payroll, taxes and benefits, and consultant fees were $30.3 million and $34.6 million for the nine months ended September 30, 2014 and 2015, respectively. The increase was driven by $1.4 million in employer matching in retirement contributions. The matching program began January 1, 2015.

Performance-based bonus and commission decreased $24.7 million from $60.4 million for the nine months ended September 30, 2014 to $35.7 million for the nine months ended September 30, 2015. The decline was primarily attributed to the decrease in net asset management incentive fees that drive the bonus calculations.

Equity-based compensation was $6.9 million and $6.3 million for the nine months ended September 30, 2014 and 2015, respectively. The equity-based compensation included a $0.4 million increase in share options and share appreciation rights, offset by a decline of $1.1 million related to RSUs.

Compensation and benefits as a percentage of revenues decreased from 75.8% of total net revenues after provision for loan losses for the nine months ended September 30, 2014 to 69.9% for the same period in 2015.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $25.7 million from $94.0 million for the nine months ended September 30, 2014 to $68.3 million for the nine months ended September 30, 2015. As a percent of total segment net revenues, compensation and benefits were 72.5% and 66.3% for the nine months ended September 30, 2014 and 2015, respectively.

Administration

Administration expense increased $0.3 million from $5.4 million for the nine months ended September 30, 2014 to $5.7 million for the nine months ended September 30, 2015. As a percent age of total net revenues after provision for loan losses, administration expense increased from 4.2% for the nine months ended September 30, 2014 to 5.2% for the same period in 2015.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.5 million for both the nine months ended September 30, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.0% for the nine months ended September 30, 2014 to 2.2% for the same period in 2015.

Travel and Business Development

Travel and business development expenses were $2.7 million and $3.3 million for the nine months ended September 30, 2014 and 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 2.1% and 3.0% for the nine months ended September 30, 2014 and 2015, respectively.

Communications and Technology

Communications and technology expenses were $2.9 million for both the nine months ended September 30, 2014 and September 30, 2015. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.2% for the nine months ended September 30, 2014 to 2.7% for the same period in 2015.

Professional Fees

Professional fees increased $0.1 million from $3.2 million for the nine months ended September 30, 2014 to $3.3 million for the nine months ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.5% for the nine months ended September 30, 2014 to 3.0% for the same period in 2015.

Other Expenses

Other expenses increased $1.3 million, or 31.4%, from $4.0 million for the nine months ended September 30, 2014 to $5.2 million for the nine months ended September 30, 2015. As a percentage of total net revenues after provision for loan losses, other expenses were 3.1% and 4.8% for the nine months ended September 30, 2014 and 2015, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased $9.1 million from a $3.8 million loss for the nine months ended September 30, 2014 to $5.3 million for the nine months ended September 30, 2015. The increase primarily results from non-controlling interest in HGC and HGC II, which were deconsolidated effective January 1, 2015. Non-controlling interest for the nine months ended September 30, 2014 includes the interest of third parties in CLO I, CLO II, CLO III, HGC, HGC II, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the nine months ended September 30, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the nine months ended September 30, 2015 and 2014, we recorded income tax expense of $3.8 million and $5.6 million, respectively. The $1.8 million reduction in income expense for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to the Company’s reorganization into a publicly traded partnership as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC that is not subject to U.S. federal corporate income tax.

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

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the nine months ended September 30, 2014 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose, for the nine months ended September 30, 2015. Segment income tax expense decreased $5.2 million from $7.3 million for the nine months ended September 30, 2014 to $2.1 million for the nine months ended September 30, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2015 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2015, we had net liquid assets of $17.3 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2015 and December 31, 2014, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $13.7 million and $138.7 million, respectively, which represented 1.0% and 9.1% of total assets, respectively. Level 3 assets decreased by $123.6 million, driven by the adjustment for adoption of new consolidation accounting guidance. Under this new guidance, effective January 1, 2015 the Company no longer consolidates the $123.5 million Level 3 assets held at HGC and HGC II.

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

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $4.7 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II or CLO III, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At September 30, 2015, we had $986.3 million of loans collateralizing asset-backed securities, net, $60.3 million of restricted cash and $2.6 million of interest receivable funded by $959.8 million of asset-backed securities issued, net, and interest payable of $3.8 million. These assets and liabilities represented 79.8% of total assets and 83.4% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at September 30, 2015.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of September 30, 2015.

(Dollars in thousands)	As of September 30, 2015
Range of Outstanding Balance	Number of Loans	Maturity Date			Total Principal
$0 - $500	60	4/2016	-	7/2022	$25,394
$500 - $2,000	390	5/2016	-	10/2022	522,267
$2,000 - $5,000	111	7/2016	-	12/2022	306,023
$5,000 - $10,000	19	4/2016	-	4/2021	142,655
Total	580				$996,339

(Dollars in thousands)	As of September 30, 2015
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	20	$32,959	3.3%
Automobile	29	64,104	6.4%
Banking	28	41,999	4.2%
Beverage, Food & Tobacco	24	53,964	5.4%
Broadcasting and Entertainment	2	9,537	1.0%
Capital Equipment	21	30,085	3.0%
Cargo Transport	1	621	0.1%
Chemicals, Plastics and Rubber	20	48,340	4.9%
Construction & Building	14	18,576	1.9%
Consumer Goods: Durable	18	29,031	2.9%
Consumer Goods: Non-Durable	6	8,471	0.9%
Containers, Packaging & Glass	22	28,172	2.8%
Diversified Natural Resources, Precious Metals and Minerals	1	1,550	0.2%
Diversified/Conglomerate Manufacturing	7	5,708	0.6%
Diversified/Conglomerate Service	11	18,818	1.9%
Ecological	3	3,283	0.3%
Electronics	6	19,102	1.9%
Energy: Electricity	7	16,335	1.6%
Energy: Oil & Gas	15	17,853	1.8%
Environmental Industries	12	15,333	1.5%
Farming & Agriculture	1	1,455	0.1%
Finance	2	6,076	0.6%
Forest Products & Paper	3	5,757	0.6%
Grocery	1	-	0.0%
Healthcare & Pharmaceuticals	29	41,211	4.1%
Healthcare, Education & Childcare	11	30,182	3.0%
High Tech Industries	37	61,429	6.2%
Home and Office Furnishings, Housewares and Durable Consumer Products	3	6,077	0.6%
Hotel, Gaming & Leisure	35	68,574	6.9%
Insurance	2	3,170	0.3%
Leisure , Amusement, Motion Pictures & Entertainment	4	8,606	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	694	0.1%
Media, Advertising, Printing & Publishing	9	21,558	2.2%
Media: Broadcasting & Subscription	17	26,583	2.7%
Media: Diversified & Production	3	6,215	0.6%
Metals & Mining	14	21,363	2.1%
Personal & Non-Durable Consumer Products	4	9,136	0.9%
Personal Transportation	2	2,943	0.3%
Personal, Food and Miscellaneous Services	4	3,474	0.3%
Retail	32	52,470	5.3%
Services: Business	37	62,829	6.3%
Services: Consumer	19	36,584	3.7%
Telecommunications	13	18,217	1.8%
Textiles & Leather	1	2,412	0.2%
Transportation :Consumer	1	980	0.1%
Transportation: Cargo	16	16,746	1.7%
Utilities	11	15,781	1.6%
Wholesale	1	1,976	0.2%
	580	996,339	100%

(Dollars in thousands)	As of September 30, 2015
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	112	$191,179	19.2%
B2	235	374,985	37.6%
B3	86	133,056	13.4%
Ba1	11	18,131	1.8%
Ba2	49	109,122	11.0%
Ba3	75	153,902	15.4%
Baa2	3	5,674	0.6%
Baa3	2	1,781	0.2%
Caa1	1	1,263	0.1%
Caa2	6	7,246	0.7%
Total	580	$996,339	100%

Other Liquidity Considerations

As of September 30, 2015, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. These 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year, which began April 15, 2014.

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

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with CNB provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The unused portion of the line incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of September 30, 2015.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of September 30, 2015 or December 31, 2014.

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

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made through 2015.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
1/12/2015	1/30/2015	2/13/2015	$0.035
1/12/2015	2/27/2015	3/13/2015	$0.035
1/12/2015	3/31/2015	4/15/2015	$0.035
4/13/2015	4/30/2015	5/15/2015	$0.037
4/13/2015	5/29/2015	6/15/2015	$0.037
4/13/2015	6/30/2015	7/15/2015	$0.037
7/16/2015	7/31/2015	8/15/2015	$0.040
7/16/2015	7/31/2015	8/15/2015	$0.030	(1)
7/16/2015	8/31/2015	9/15/2015	$0.040
7/16/2015	9/30/2015	10/15/2015	$0.040

(1) Special distribution

On October 15, 2015, the Company’s board of directors declared cash distributions of $0.04 per share for the months of October, November and December 2015. The October distribution is payable on November 13, 2015, to shareholders of record as of October 30, 2015. The November distribution is payable on December 15, 2015, to shareholders of record as of November 30, 2015. The December distribution is payable on January 15, 2016, to shareholders of record as of December 31, 2015.

During the three months ended September 30, 2015, the Company repurchased 49,935 of the Company’s shares at an average price of $6.25 per share for an aggregate price of $0.3 million.

We had total restricted cash of $76.4 million comprised primarily of $60.3 million of restricted cash at JMP Investment Holdings on September 30, 2015. This balance was comprised of $10.6 million in interest received from loans in the CLOs, and $49.8 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $46.1 million and $64.3 million, which were $45.1 million and $63.3 million in excess of the required net capital of $1.0 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.32 to 1 and 0.19 to 1 at September 30, 2015 and December 31, 2014.

A condensed table of cash flows for the nine months ended September 30, 2015 and 2014 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2014 to 2015
	2015	2014	$	%
Cash flows used in operating activities	$(11,303)	$(7,608)	$(3,695)	-48.6%
Cash flows provided by (used in) investing activities	29,336	(324,876)	354,212	109.0%
Cash flows (used in) provided by financing activities	(56,812)	354,313	(411,125)	-116.0%
Total cash flows	$(38,780)	$21,829	$(60,609)	-277.7%

Cash Flows for the Nine Months Ended September 30, 2015

Cash decreased by $38.8 million during the nine months ended September 30, 2015, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $11.3 million of cash from net income of $6.3 million, adjusted for the cash used by operating assets and liabilities of $20.6 million, and provided by non-cash revenue and expense items of $3.0 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $30.8 million, an increase in marketable securities of $5.2 million, partially offset by a decline in deposits and other assets of $10.5 million.

Our investing activities provided $29.3 million of cash primarily due to $244.2 million funding of loans collateralizing ABS, $25.0 million cash collateral posted for our derivative transaction, partially offset by the sale and payoff of loans collateralizing ABS of $232.5 million, and principal receipts on loans collateralizing asset-backed securities of $64.0 million.

Our financing activities used $56.8 million of cash primarily due to $42.5 million repayment of ABS issued, $7.3 million distributions and distribution equivalents paid on common shares and RSUs, and $7.1 million distributions to non-controlling interest shareholders.

Cash Flows for the Nine Months Ended September 30, 2014

Cash increased by $21.8 million during the nine months ended September 30, 2014, as a result of cash provided by financing activities and cash provided in investing activities, partially offset by cash used in operating activities.

Our operating activities used $7.6 million of cash from the net income of $4.9 million, adjusted for the cash used by operating assets and liabilities of $14.0 million, and provided by non-cash revenue and expense items of $1.5 million. The cash used by the change in operating assets and liabilities included an increase in restricted cash, deposits and other assets of $9.9 million, a decrease in accrued compensation and other liabilities of $7.6 million, an increase in marketable securities of $6.3 million, partially offset by a decrease in receivables of $4.7 million.

Our investing activities used $324.9 million of cash primarily due to funding of loans collateralizing ABS of $466.9 million and the net change in restricted cash reserved for lending activities of $126.1 million, partially offset by the sale and payoff of loans collateralizing ABS of $222.3 million.

Our financing activities provided $354.3 million of cash primarily due to $329.3 million proceeds from asset-backed securities issued in connection with the close of CLO III, $207.4 million proceeds from the CLO III warehouse credit facility, $48.3 million proceeds from the bond issuance, and the $25.3 million sale of shares of CLO III to non-controlling interests, partially offset by the $207.4 million repayment of the CLO III warehouse, $32.6 million repayment of ABS issued and the $20.0 million repayment of a term loan.

 Contractual Obligations

As of September 30, 2015, our aggregate minimum future commitment on our leases was $22.1 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $13.8 million and $24.3 million and standby letters of credit of $1.6 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2015. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2015. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 970 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $34.7 million as of September 30, 2015. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $14.6 million as of September 30, 2015. The net potential loss in fair value for our marketable equity securities portfolio as of September 30, 2015, using a hypothetical 10% decline in prices, is estimated to be approximately $2.1 million. In addition, as of September 30, 2015, we have invested $63.4 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at September 30, 2015, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $6.3 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of September 30, 2015, approximately 89.1% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.97%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended September 30, 2015.

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total Number	Average Price	as Part of Publicly	May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

July 1, 2015 to July 31, 2015	-	$0.00	-	584,028
August 1, 2015 to August 31, 2015	-	$0.00	-	584,028
September 1, 2015 to September 30, 2015	49,935	$6.25	49,935	534,093
Total	49,935		49,935

(1)	The Company’s board of directors previously authorized the repurchase of up to 1,000,000 shares through December 31, 2015. As of September 30, 2015, 534,093 shares remained eligible for repurchase under such authorization. On October 29, 2015, the board of directors authorized the repurchase of an additional 472,358 shares, increasing the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2016.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2015

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