Form 10-K
period 2015-12-31
JMP GROUP LLC
filed 2016-03-11
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-302350

JMP Group LLC

(Exact name of registrant as specified in its charter)

Delaware	47-1632931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Montgomery Street, Suite 1100, San Francisco, California 94111

(Address of principal executive offices)

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC JMP Group Inc. 7.25% Senior Notes due 2021 JMP Group Inc. 8.00% Senior Notes due 2023	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐     Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2015 as reported on The New York Stock Exchange was $102,369,461.

JMP Group LLC shares representing limited liability company interests outstanding as of February 29, 2016: 21,302,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2016 annual meeting of shareholders to be held in June 2016 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “might,” “should,” “shall,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “potential,” “project,” “intend,” “estimate,” “goal,” “objective,” “continue,” or the negatives of these terms and other similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, distributions, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our four target industries;

•	the opportunity to increase our representation of corporate clients as buyers and to grow our mergers and acquisitions and strategic advisory businesses;

•	our belief that market conditions in the specialty financial services and real estate industries may work to our advantage if we are able to leverage our expertise to gain new business;

•

the performance of our investment banking and sales and trading businesses because of declining demand for our services or a decline in the market for securities of companies in our four target industries;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our ability to succeed as a strategic advisor due to our ability to structure and execute complex transactions;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•	our plans to continue to provide our equity research and sales and trading products and services to small and middle-market companies to benefit institutional investors;

•

the characteristics of the asset management business, including its comparatively high margins, the recurring nature of its fee-based revenues, and its dependence on intellectual capital and our belief that this makes the asset management business less susceptible to competitive threats from larger financial institutions;

•	a heightened demand for alternative asset management products and services;

•	our ability to increase assets under management and develop new asset management products;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•	plans to grow our businesses both through internal expansion and through strategic investments, acquisitions, or joint ventures;

•	our expectations regarding the impact of the trend toward alternative trading systems and downward pricing pressure in the sales and trading business on trading commissions and spreads;

•	the nature of the competition faced in the investment banking and financial services industries and our expectations regarding trends and changes with respect to competing entities;

•

our belief that continued future growth will require implementation of enhanced communications and information systems and the training of personnel or the hiring of an outsourced provider to operate such systems;

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•	our plans for the use of the principal restricted cash to buy additional loans or pay down collateralized loan obligation (“CLO”) notes;

•	that the past performance of our funds are not indicative of our future performance;

•	the emergence of investment opportunities that offer attractive risk-adjustment returns on our investable assets;

•

our ability to take advantage of market opportunities as they arise in 2016 based on the strength of our capital position and the low level of leverage that we have traditionally employed in our business model;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the ability of our funds to raise capital in the long and short term;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940 (the “Investment Company Act”);;

•	that we do not anticipate any tax adjustments that will result in a material adverse affect on the our financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	the potential for unfunded commitments to expire and their impact on future cash requirements;

•	the impact of additional rulemaking by the SEC with respect to soft dollar practices on our brokerage or asset management business;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds and our expected distribution rate; and

•	that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A “Risk Factors” in this Form 10-K, including but not limited to the following factors:

•	the impact of multiple book runners, co-managers and multiple financial advisors on our revenues;

•	our ability to remain competitive against larger investment banks that provide commercial financing;

•

the impact of conditions in the global financial markets, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues on our business and revenues;

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business, and ability to manage exposure to market risks;

•	the impact of worsening market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets, and diminished access to financing to impact our merger, acquisition and advisory services;

•	our expectations regarding the effect of a market downturn on transaction volume, and therefore, our revenues;

•	the impact of securities related write-downs on our securities trading revenues;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of a market downturn on management fees;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential effect of governmental fiscal and monetary policy to have a negative impact on our business;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the possibility of market and non-market factors to impact our share price;

•	fluctuations in our share price related to the performance of our investment banking division;

•	the impact of certain institutional, sales and trading client pricing arrangements on brokerage revenues;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	the impact of principal investment activities on our capital base;

•	exposure to volatile and illiquid securities and their impact on our business;

•	the ongoing fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•

the impact of our increased leverage as a result of our January 2013 offering of 8.00% Senior Notes due 2023 (the “2013 Senior Notes”) and the January 2014 offering of 7.25% Senior Notes due 2021 (the “2014 Senior Notes,” together with the 2013 Senior Notes, the “Senior Notes”);

•	the impact of SEC, Financial Industry Regulatory Authority (“FINRA”), and various other self-regulatory organization requirements on our business;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by, potential conflicts of interest, employee misconduct, and business partner misconduct; and

•	the challenges posed when valuing non-marketable investments.

The foregoing list of risks is not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform prior statements to actual results or revised expectations unless otherwise required by law.

Item 1.	Business

Overview

JMP Group LLC, together with its subsidiaries, including JMP Group Inc. (collectively, “the Company”, “we” or “us”), is a full-service investment banking and asset management firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients, and alternative asset management products and services to institutional investors and high net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments, and we serve as the investment advisor to a business development company under the Investment Company Act.

We focus our efforts on small and middle-market companies in the following four growth industries: financial services, healthcare, real estate, and technology. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Atlanta, Boston, Chicago, Minneapolis, and outside Philadelphia.

We provide our corporate clients with a wide variety of services, including strategic advice and capital raising solutions, sales and trading support, and equity research coverage. We provide institutional investors with capital markets intelligence and objective, informed investment recommendations about individual equities that are not widely followed. We believe that our concentration on small and middle-market companies, as well as our broad range of product offerings, positions us as a leader in what has traditionally been an underserved and high-growth market.

The selection of our four target industries, the development of multiple products and services and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance somewhat volatile revenue streams from our investment banking activities and incentive-based asset management fees with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions. In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of CLOs. As of December 31, 2015, we managed three CLOs with approximately $1.0 billion of assets under management. In 2011, we launched a specialty finance company that provides customized financing to small and midsized businesses. In May 2013, this specialty finance company converted into a business development company under the Investment Company Act named Harvest Capital Credit Corporation (“HCC”), and completed an initial public offering. We are serving as HCC’s investment advisor through HCAP Advisors LLC (“HCAP Advisors”), our majority-owned subsidiary. On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMP Credit Advisors TRS Ltd (“JMPCA TRS”), to enter into a total return swap (“TRS”).

JMP Group Inc. was incorporated in Delaware in January 2000 and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed our initial public offering in May 2007, and the Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Reorganization Transaction was previously announced by JMP Group Inc. on its current report on Form 8-K filed with the SEC on August 20, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015 (the “January Form 8-K”) for the purpose of establishing JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act, and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act. References to JMP Group LLC in this Annual Report on Form 10-K that include any period before the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”), our asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC, our corporate credit business through JMP Investment Holdings LLC (“JMP Investment Holdings”) and JMP Credit Advisors LLC (“JMP Credit Advisors”), and certain principal investments through JMP Capital LLC (“JMP Capital”).

JMP Securities is a U.S. registered broker-dealer under the Exchange Act, and is a member of FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2015, JMP Securities had 196 full-time employees, including 52 in equity research, 47 in sales and trading, 58 in investment banking and 39 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS. HCAP Advisors is a majority owned subsidiary and manages the investment activities of HCC, a business development company focused on providing customized financing solutions to small to mid-sized companies. During the fiscal year ended December 31, 2015, HCS actively managed a family of five hedge funds, one hedge fund of funds, three private equity funds, and Harvest Capital Credit LLC (“HCC LLC”) (through May 2, 2013). As of December 31, 2015, HCS had 28 full-time employees and HCAP Advisors had six full-time employees.

JMP Credit Advisors LLC is an asset management platform established to underwrite and manage investments in senior secured debt. JMP Credit Advisors LLC and its subsidiaries, including Cratos CDO Management, LLC and Cratos Capital Management, LLC (collectively, “JMP Credit Advisors”), actively manage JMP Credit Advisors CLO I, Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd (“CLO II”) (effective April 30, 2013) and JMP Credit Advisors CLO III Ltd. (“CLO III”) (effective December 11, 2013). As of December 31, 2015, JMP Credit Advisors had 15 full-time employees.

Investment Banking

Our investment banking professionals provide capital raising, mergers and acquisitions transaction and other strategic advisory services to corporate clients. Dedicated industry coverage groups serve each of our four target industries, enabling our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing all related transaction execution services to those clients.

By focusing consistently on our target industries—financial services, healthcare, real estate, and technology—we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or company sale process. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting of a wide range of equity and debt securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings and follow-on equity offerings. We also act as an agent in private placements of equity and debt securities and arrange private investments in public equity (“PIPE”) transactions as well as privately negotiated, registered direct stock offerings on behalf of our public company clients. We typically place securities with our client base of institutional investors, private equity and venture capital funds and high net-worth individuals.

Because our corporate clients are generally considered high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still private, in which case we may facilitate private placements of the clients’ securities. Thereafter, if our client prepares for an initial public offering, we are generally considered to act as an underwriter of that stock offering. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, PIPEs, registered direct offerings and private placements to continue to generate corporate finance revenues.

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, valuations of businesses and assets, and fairness opinions and special committee assignments. Because we serve a variety of corporate clients, from emerging growth companies to mature private and public companies, the values of these transactions range in size.

We provide our advice to senior executives and boards of directors of client companies in connection with transactions that are typically of significant strategic and financial importance to these companies. We believe that our success as a strategic advisor stems from our ability to structure and execute complex transactions that create long-term shareholder value.

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create equilibrium in our advisory business and expect, in addition, to increasingly represent corporate clients as buyers over time. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors.

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our institutional investors. In addition, our sales and trading staff executes equity trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our clients. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to approximately 500 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. Many peer firms focused on small capitalization companies have shut down or have been purchased by other firms. Additionally, with the failure or consolidation of several very large investment banking firms, the amount of market-making activity, liquidity and research coverage provided by broker-dealers for smaller companies has significantly decreased. However, we continue to commit sales and trading resources to smaller-capitalization companies with the belief that institutional investors require and value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of the security offerings we manage. Our syndicate activities include coordinating the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating sector and cyclical changes, and producing action-oriented reports that will assist our clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide clients with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research focuses on our four target industries—financial services, healthcare, real estate and technology—and on the following sectors underlying each industry:

Financial Services		Healthcare		Real Estate		Technology

•	Alternative Asset Managers	•	Biotechnology	•	Housing	•	Communications Infrastructure

•	Commercial Finance	•	Healthcare Facilities	•	Land Development	•	Digital Media

•	Consumer Finance	•	Healthcare Services	•	Lodging	•	Internet

•	Financial Processing and Outsourcing	•	Medical Devices and Supplies	•	Property Services	•	Internet Security

•	Financial Technology	•	Specialty Pharmaceuticals	•	Real Estate Investment Trusts	•	Software

•	Insurance			•	Residential Services	•	Storage

•	Investment Banks & Brokers

•	Mortgage Operating Companies

•	Real Estate Investment Trusts

•	Specialty Finance

As of December 31, 2015, our research department included 26 publishing research analysts providing investment recommendations on 481 public companies. Approximately 40% of the stocks under coverage had market capitalizations of less than $1.0 billion and were divided among our target sectors as follows:

Asset Management

Through HCS and HCAP Advisors, we actively manage a family of five hedge funds, one fund of hedge funds, three private equity funds, and one entity formed to provide loans to small to mid-size U.S. companies. As of December 31, 2015, we had a total of $1,126.4 million in client assets under management (including assets of employees and portfolio managers) and an additional $42.7 million of our own capital invested in these vehicles. In addition, as of December 31, 2015 we had invested $26.2 million in entities managed by certain third parties.

The objective of our multiple strategies is to diversify both revenue and risk while maintaining the attractive economics of the alternative asset management model. We view asset management as an attractive business due to its high margins and the recurring nature of its fee-based revenues as well as its dependence on intellectual capital, which we believe is less susceptible to competitive threats from larger financial institutions.

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may opportunistically identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to deploy equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in the past we have made, and expect that in the future we may make, principal investments in selected cases and may be able to earn attractive returns on the capital committed.

Corporate Credit

JMP Credit Advisors serves as the investment manager to CLO I, CLO II and CLO III which had a diversified portfolio of 573 corporate loans with an aggregate par amount of $1.0 billion and restricted cash available to lend of $40.7 million as of December 31, 2015. For the year ended December 31, 2015, JMP Credit Advisors earned management fees of $4.4 million from CLO I, CLO II and CLO III. As we consolidate the CLOs, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from them are eliminated on consolidation.

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small to mid-size U.S. companies. As of December 31, 2015, the HCC portfolio consisted of 30 loans with an aggregate par amount of $143.9 million. HCAP Advisors acts as its investment advisor, earning a base management fee equal to 2% of the gross assets annually, excluding cash and cash equivalents, and an incentive fee of 20% of the net operating income assuming an 8% hurdle rate is achieved and 20% of the realized gains net of realized and unrealized loss subject to a three-year high-water mark. JMP Credit Advisors provides HCC with its administrative services, and is reimbursed for its expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the ability of our professionals, our industry expertise, client relationships, business reputation, market focus and product capabilities, and quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, brokerage firms, merchant banks and financial advisory firms. Our focus on our four target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be better able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and has placed downward pressure on average transaction fees.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies or securities, and in the recruitment and retention of skilled asset management professionals.

Net interest income from our corporate credit business depends, in large part, on our ability to acquire loans with yields that exceed our borrowing costs. A number of entities compete with us to make the types of investments which we make. We compete with other CLO managers, business development companies, public and private funds, commercial and investment banks and commercial finance companies. Some of our competitors may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Employees

As of December 31, 2015, we had 247 employees, including 89 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

As an investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigators are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction and all significant investments must be approved by our investment committee and/or board of directors. All of our participations in underwritten offerings are evaluated and approved by a committee of key capital markets, investment banking, compliance and legal professionals. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

Regulation

As a participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges. The laws, rules and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted and may direct the manner of our operations and affect our profitability.

Our broker-dealer subsidiary, JMP Securities, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees.

JMP Securities is also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, JMP Securities is subject to certain notification requirements related to withdrawals of excess net capital.

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

Our asset management subsidiaries, HCS, JMP Credit Advisors, and HCAP Advisors, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations, which have been highly publicized, have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act“). The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by National Financial Services LLC (“NFS”). All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of our website located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time we may use our website as a channel of distribution of material company information.

We also make available, in the Investor Relations section of our website and will provide print copies to shareholders upon request, (i) our corporate governance guidelines, (ii) our code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of our board of directors. These documents, as well as the information on our website, are not intended to be part of this Form 10-K and inclusions of our internet address in this Form 10-K are inactive textual references only.

Item 1A.	Risk Factors

Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our shares.

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on four target industries: financial services, healthcare, real estate, and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last ten years, the mix of our investment banking revenues has shifted from 59% combined in financial services and real estate (slightly weighted in favor of the real estate sector) to 15% in financial services and real estate in 2015. The healthcare sector has risen to 73% of total investment banking revenues in 2015 with the remaining 12% derived from the technology sector. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been negatively impacted by disruption in the financial markets and downturn in the general economy and the real estate market.

As an investment bank focused principally on specific growth sectors of the economy, we also depend significantly on private company transactions for sources of revenue and potential business opportunities. Most of these private company clients are initially funded and controlled by venture capital funds and private equity firms. To the extent that the pace of these private company transactions slows or the average transaction size declines due to a decrease in venture capital and private equity financings, difficult market conditions in our target industries or other factors, our business and results of operations may be harmed.

Underwriting and other corporate finance transactions, strategic advisory engagements and related sales and trading activities in our target industries represent a significant portion of our business. This concentration of activity in our target industries exposes us to the risk of a decline in the revenue related to each sector in the event of downturns in these industries.

Our ability to retain our senior professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

Our people are our most valuable resource. Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly our managing directors and the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Our growth strategy also relies on our ability to attract and retain profitable senior level professionals across all of our businesses. Due to the early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, it may take more than one year for us to determine whether new professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.

Certain aspects of our cost structure are largely fixed, and we may incur costs associated with new or expanded lines of business prior to these lines of business generating significant revenue. If our revenue declines or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We may incur costs associated with new or expanded lines of business, including guaranteed or fixed compensation costs, prior to these lines of business generating significant revenue. In addition, certain aspects of our cost structure, such as costs for occupancy, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue. If our revenue declines, or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We face strong competition from larger firms, some of which have greater resources and name recognition than we do, which may impede our ability to grow our business.

The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors handling transactions, could adversely affect our revenues, even if the size and number of our investment banking transactions may increase.

We are a relatively small investment bank with 196 employees as of December 31, 2015. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and for smaller transactions that traditionally would have been considered too small for these firms.

If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide financial and investment banking services to small and middle-market companies. Middle-market investment banks provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, price, market focus and the relative quality and price of our services and products. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our investment banking business in the future as some of our competitors seek to obtain increased market share by reducing fees. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share in investment banking services and our ability to generate fees at historical levels.

We also face increased competition due to a trend in recent years toward consolidation and convergence among companies in the financial services industry. This trend was amplified due to the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms may have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

Our share price has been volatile and it may continue to be volatile in the future.

The market price of our shares could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our shares relative to that of shares of certain of our peer companies due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general;

•	the realization of any of the other risks described in this section;

•	sales of substantial amounts of our shares by our employees or other shareholders, or the possibility of such sales; and

•	changes in our distribution policy.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, and we may file a new shelf registration statement to replenish the amount of securities registered. This shelf registration statement will enable us to sell, from time to time, our shares and other securities covered by the shelf registration statement in one or more public offerings. Sales of substantial amounts of our shares or other securities covered by the shelf registration statement may adversely affect the price of our shares. Declines in the price of our shares may adversely affect our ability to recruit and retain senior professionals, including our managing directors and other professionals. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our share price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenue. This risk may be intensified by our focus on growth companies in the financial services, healthcare, real estate and technology industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S., which fluctuates substantially from period to period. According to data from ThomsonOne, a provider of global investment banking analysis and systems, the number of merger and acquisition transactions in the U.S. varied from approximately 6,133 in 2013 ($474.3 billion in deal value) to approximately 6,480 in 2014 ($576.5 billion in deal value) to approximately 6,543 in 2015 ($682.1 billion in deal value). The number of capital raising transactions varied from 1,027 in 2014 (raising $261.8 billion) to 883 in 2015 (raising $221.6 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our share price.

Further, because a significant portion of our revenue is derived from investment banking fees and commissions, severe market fluctuations, weak economic conditions, or a decline in stock prices, trading volumes or liquidity could cause our financial results to fluctuate from period to period as a result of the following, among other things:

•	the number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

•	the value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline; and

•	the volume of trades we would execute for our clients may decrease.

To the extent our clients, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase.

Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance, merger and acquisition transactions (often as an advisor in company sale transactions) and other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our current engagements are successfully completed or terminated. As a result, high activity levels in any period are not necessarily indicative of continued high activity levels in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 18%, 15% and 17% of our net revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients in terms of brokerage revenues have entered into arrangements with us and other investment banking firms under which they separate payments for research products or services from trading commissions for sales and trading services, and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission directly to us or other broker-dealers for research or to an independent research provider. If more of such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, it may further increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this trend and, as a result, we may be subject to increased risk. Conversely, if we do not have sufficient regulatory capital to so participate, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

We may increasingly commit our own capital as part of our trading business to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations in a given period. We may also incur significant losses from our sales and trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

The asset management business is intensely competitive.

Over the past several years, the size and number of asset management funds, including hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, as institutional and individual investors allocate increasing amounts of capital to alternative investment strategies the size and duration of pricing inefficiencies is reduced. Many alternative investment strategies seek to exploit these inefficiencies and, in certain industries, this trend drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of the drive, focus and alignment of interest of an investment manager;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

 We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

•	investors may develop concerns that we will allow a fund to grow to the detriment of its performance;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•

some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•

there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants in the asset management business continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current base management and incentive fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, without regard to the historical performance of a manager, including our managers. Fee reductions on our existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and distributable earnings.

Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.

Revenues from our asset management business are primarily derived from asset management fees. Asset management fees are comprised of base management and incentive fees. Management fees are typically based on assets under management, and incentive fees are earned on a quarterly or annual basis only if the return on our managed accounts exceeds a certain threshold return, or “high-water mark,” for each investor. We will not earn incentive fee income during a particular period, even when a fund had positive returns in that period, if we do not generate cumulative performance that surpasses a “high-water mark”. If a fund experiences losses, we will not earn incentive fees with regard to investors in that fund until its returns exceed the relevant “high-water mark”.

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced and our ability to grow existing funds and raise new funds in the future will likely be impaired.

The historical returns of our funds may not be indicative of the future results of our funds.

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of return reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate value realized from the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our shares.

Our asset management clients may generally redeem their investments, which could reduce our asset management fee revenues.

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly to the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates which make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

We invest our own principal capital in equity securities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2015, our gross principal investments included $68.9 million invested in other investments, of which $42.7 million related to our family of funds and $26.2 million to entities managed by third parties. We also had $28.5 million invested in marketable securities, and $13.3 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which as of December 31, 2015, are carried at $2.6 million net of reserves for credit losses. We have $70.8 million par value invested in the subordinated securities issued by the CLOs. In connection with the TRS, the Company posted $25.0 million as cash collateral. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors that have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

We have made and may in the future make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We may purchase equity securities and, to a lesser extent, debt securities, in venture capital, seed and other high risk financings of early-stage, pre-public or “mezzanine stage,” distressed situations and turnaround companies, as well as funds or other collective investment vehicles. We risk the loss of capital we have invested in these activities.

 We may use our capital, including on a leveraged basis in principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell such securities that we acquire for a period of at least six months after we acquire them. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resale of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the stock markets, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in values would result in loses of potential incentive income and principal investments.

We may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

We have exposure to volatile or illiquid securities, including investments in companies which have and may hold mortgage-related products, such as residential and commercial mortgage-backed securities, mortgage loans, and other mortgage and real estate-related securities. We continue to have exposure to these markets and products and as market conditions continue to evolve the fair value of these mortgage-related instruments could deteriorate.

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

Difficult conditions in the global financial markets have negatively impacted and may continue to negatively impact our ability to generate business and revenues, which may cause significant fluctuations in our share price.

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues. Financial markets experienced extreme volatility and disruption from mid-2007 to early 2009, and challenging conditions persisted. While financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about a global economic recovery.

Weakness or disruption in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business in the past and could continue to do so in the future. Industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions have also had an adverse effect on our revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and merger and acquisition transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and managed accounts, and we may not be able to manage our investment management business’ exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions in the U.S. and elsewhere in the world could materially affect our business in other ways, including the following:

•	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

•

The number and size of merger and acquisition transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

•	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

•

We may experience losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may experience losses or write-downs in the realizable value of our principal investments due to the inability of companies we invest in to repay their borrowings.

•	Our access to liquidity and capital markets could be limited, preventing us from making principal investments and restricting our sales and trading businesses.

•

We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest assets under management.

•

As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. Although we review credit exposure to specific customers, default risk may arise from events or circumstances that are difficult to detect or foresee. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

•

Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

•	Market volatility could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

•	Market declines could increase claims and litigation, including arbitration claims from customers.

•

Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.

It is difficult to predict how long current financial market and economic conditions will continue, whether they will deteriorate and if they do, which of our business lines will be adversely affected. If one or more of the foregoing risks occurs, our revenues are likely to decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

The amount and duration of our credit exposures have been increasing over the past year, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. In addition, particularly during market downturns, we may face additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

 Our businesses may be adversely affected by the disruptions in the credit markets, including reduced access to credit and liquidity and higher costs of obtaining credit.

Historically, we have satisfied our need for funding from internally generated funds, the net proceeds from our 2007 initial public offering, and our revolving credit facility with City National Bank. Further, in January 2013, we raised approximately $46.0 million from the sale of our 2013 Senior Notes and in January 2014, we raised an additional $48.3 million from the sale of our 2014 Senior Notes. In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

Widening credit spreads, as well as significant declines in the availability of credit, could adversely affect our ability to borrow on an unsecured basis. Disruptions in the credit markets could make it more difficult and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing and taking principal positions.

Liquidity, or ready access to funds, is essential to financial services firms, including ours. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our sales and trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in sales and trading transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our sales and trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our clients engaging us with respect to merger and acquisition transactions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions, particularly large transactions, and adversely affect our investment banking business and revenues.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2015, our total indebtedness was approximately $94.3 million, consisting of $46.0 million in principal amount of 8.00% senior notes due 2023 and $48.3 million principal amount of 7.25% senior notes due 2021. This indebtedness does not include asset-backed securities of CLO I, CLO II and CLO III, which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs, even though the CLOs are bankruptcy-remote entities with no recourse to us. This indebtedness also excludes the leverage in the TRS which is not consolidated in our financial statements. Our level of indebtedness could have important consequences to you, because:

●	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and outstanding borrowings under our credit facility;
●

a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	it may impair our ability to obtain additional financing in the future;
●	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
●	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes or fail to maintain a minimum level of liquidity, we could be in default on the Senior Notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the Senior Notes. In addition, we may incur additional indebtedness in the future, and, as a result, the related risks that we now face, including those described above, could intensify. A default, if not waived, could result in acceleration of the debt outstanding under the related agreement. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. The indentures for the Senior Notes do not restrict our ability to incur additional indebtedness.

Increases in short term LIBOR interest rates could adversely affect the performance of our CLOs.

An increase in prevailing interest rates could adversely affect the return on equity of the CLOs we manage. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so-called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset-backed securities also will increase, and the LIBOR floor benefit to us will decrease. This will diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

We may not receive any return on our investment in the CLOs in which we have invested and we may be unable to raise additional CLOs.

As of December 31, 2015, we had $70.8 million par value invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLOs managed by JMP Credit Advisors (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and overcollateralization coverage tests. Consequently, to the extent that the value of a CLOs’ loan investments has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C rated loans, the value of the subordinated securities could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

We expect to enter into warehouse agreements or total return swaps in connection with our potential investments in and management of CLOs and other investment products, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs and other investment products, we expect to enter into warehouse agreements and total return swaps with banks or other financial institutions, pursuant to which the warehouse or total return swap provider will finance the purchase of investments that will be ultimately included in a CLO or other investment product. For CLOs, these investments are primarily comprised of senior secured corporate loans rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse or TRS subject to the approval of the provider. If the relevant CLO transaction or other investment product is not issued or consummated, as applicable, the investments may be liquidated, and we may lose some or all of our equity, or first loss investment in the warehouse or TRS facility if the value of the loans we purchased in it decreases. In addition, regardless of whether the CLO or other investment product is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse will vary and may not be limited to the amount, if any, that we invest in the related CLO or other investment product upon its issuance or consummation, as applicable. The exposure in connection with a TRS facility is the initial deposit plus any margin call amounts. Although we would expect to complete the issuance of a particular CLO or other investment product within six to nine months after establishing a related warehouse or TRS, we may not be able to complete the issuance within such expected time period or at all.

Changes in CLO spreads and an adverse market environment could continue to make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors and the CLOs’ other expenses, as well as other factors. If this excess (also known as a CLO’s “arbitrage”) is not sufficient, it is difficult to raise equity capital for a new CLO. There may be sustained periods when market conditions are not sufficient for us to sponsor new CLOs, which could materially impair the growth of our business. During the recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets under management.

Under the collateral management agreements between JMP Credit Advisors and the CLOs it manages, payment of management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls”, all or a portion of the subordinated management fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the senior notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the credit quality of the issuers of the collateral underlying the CLOs deteriorates or they default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by us, in the past, we have both experienced declines in and deferrals of management fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our assets under management and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, we could experience additional declines in and deferrals of management fees.

Additionally, all or a portion of our investment advisory fees from the CLOs that we manage may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market value for purposes of over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by us, some CLOs have breached their over-collateralization tests, and we have therefore experienced, and may experience in the future, declines in and deferrals of management fees which could have a material and adverse effect on us.

We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

JMP Securities, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

•	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•

restricting us from withdrawing capital from our subsidiaries, when our broker-dealer subsidiary has more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

As a holding company, JMP Group LLC depends on dividends, distributions and other payments from its subsidiaries to fund distribution payments and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that JMP Group LLC needs to make payments on obligations, including debt obligations, or distribution payments. In addition, because JMP Group LLC holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

There are contractual, legal and other restrictions that may prevent us from paying cash distributions on our shares and, as a result, you may not receive any return on investment unless you sell your shares for a price greater than the price for which you paid.

Although we have paid a quarterly dividend on our shares since our initial public offering historically through 2014, and the payment of monthly distributions starting in the first quarter of 2015, there can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders, and our board of directors may at any time modify or revoke our current distribution policy. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and therefore, it is dependent upon cash distributions and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The Senior Notes were issued pursuant to an indenture, as supplemented, with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates us to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash distributions to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you paid.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through operational and compliance reporting systems, internal controls, management review processes and other mechanisms. Our investing and trading processes seek to balance our ability to profit from investment and trading positions with our exposure to potential losses. While we employ limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes. Thus, we may, in the course of our investment and trading activities, incur losses, which may be significant.

In addition, we are investing our own capital in our funds and funds of funds as well as principal investing activities, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure and those of the service providers upon which we rely, including other financial institutions or intermediaries, may malfunction or fail.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of complex transactions across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If our financial, accounting data processing, or other operating systems and facilities fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology infrastructure, administration and general service providers, including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We are dependent on our providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions with these providers will not occur. We also face the risk of operational failure, capacity constraints or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any such failure, constraint or termination of these intermediaries could adversely affect our ability to execute transactions and manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, serious weather conditions, earthquakes or other natural disasters, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in San Francisco, New York City, Boston and Chicago work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

We are subject to risks in using prime brokers and custodians.

Our asset management subsidiary and its managed funds depend on the services of prime brokers and custodians to settle and report securities transactions. In the event of the insolvency of a prime broker or custodian, our funds might not be able to recover equivalent assets in whole or in part as they will rank among the prime broker’s and the custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, cash held by our funds with the prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

Strategic investments or acquisitions and joint ventures, or our entry into new business areas, may result in additional risks and uncertainties in our business.

We intend to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments, acquisitions or enter into joint ventures, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems. In addition, conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares, which may dilute your ownership in our firm. Furthermore, any future acquisitions of businesses or facilities by us could entail a number of risks, including:

•	problems with the effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships and integrate new relationships;

•	increased operating costs;

•	loss of key employees or customers;

•	exposure to unanticipated liabilities;

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so;

•	risks of misconduct by employees not subject to our control;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	exposure to new or unknown liabilities.

Any future growth of our business, such as further expansion of our asset management or principal investment activities, may require significant resources and/or result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Risks Related to Our Industry

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulatory authorities, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of types of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest and regularly review and update our policies, controls and procedures. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts of interest may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the U.S. reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Although we do not act as an investment advisor to mutual funds, we are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. For example, the SEC recently instituted a permanent ban on “naked” short sales. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Recently enacted financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. For example, in January 2011 the SEC released its mandated study on the effectiveness of current legal and regulatory standards for broker-dealers and investment advisers, which may result in the imposition of fiduciary duties on broker-dealers. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

Governmental fiscal and monetary policy could adversely affect our small business lending activities, financial position and profitability.

Our small business lending sector is affected by the fiscal and monetary policies of the federal government and its agencies. The Federal Reserve Board (“FRB”) regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are conducting open market operations, changing the discount rates of borrowings of depository institutions, and changing reserve requirements against depository institutions’ deposits. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The FRB’s policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

Many aspects of our business involve substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators arising in the normal course of business. We and other participants in the financial services industry face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. Dissatisfied clients regularly make claims against securities firms and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss that may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Additional risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or HCS for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors, and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, our role as advisor to our clients on important underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with merger and acquisition and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are and may in the future be subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects. In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys’ fees. The amount of outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations as such fees occur. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ and clients’ investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of the Company or other funds to take any action.

In addition, there may be conflicts of interest regarding investment decisions for funds in which our officers, directors and employees, who have made and may continue to make significant personal investments in a variety of funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between the Company and the funds.

We also have potential conflicts of interest with our investment banking and institutional clients including situations where our services to a particular client or our own proprietary or fund investments or interests conflict or are perceived to conflict with a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with which we do business.

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business and the price of our shares.

We are not an investment company under the Investment Company Act. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. However, we do invest some of our capital in principal investments. In addition, recent “risk retention” regulations in the European Union and under the Dodd-Frank Act require us to invest in the subordinated notes of the CLOs that we manage. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our shares.

Tax Risks to Holders of our Shares

If JMP Group LLC fails to satisfy the “qualifying income exception,” all of its income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of those shares.

Under current law and assuming full compliance with the terms of the Amended and Restated Limited Liability Company Agreement of JMP Group LLC (the “LLC agreement”) (and other relevant documents) and based upon factual representations that were made by us, we received an opinion of Orrick, Herrington & Sutcliffe LLP (“Orrick”), to the effect that JMP Group LLC will be treated as a partnership, and not as an association or a publicly-traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations that were made by us upon which Orrick relied relate to our organization, operation, assets, activities, income (including our ability to satisfy the qualifying income exception discussed below), and present and future conduct of our operations. Opinions of counsel, however, are not binding on the Internal Revenue Service (“IRS”) and no assurance can be given that the IRS will not assert, or that a court would not sustain, a contrary position.

In general, if a partnership is “publicly-traded” (as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”)), it will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the conduct of a trade or business nor based, directly or indirectly, upon income or profits of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

If JMP Group LLC fails to satisfy the “qualifying income exception” described above, items of income, gain, loss, deduction and credit would not pass through to you and you would be treated for U.S. federal (and certain state and local) income tax purposes as a shareholder in a corporation. In such case, JMP Group LLC would be required to pay U.S. federal income tax at regular corporate rates on all of its income. In addition, JMP Group LLC would likely be liable for state and local income and/or franchise taxes on all of its income. Distributions to holders of shares would constitute ordinary income taxable to such holders to the extent of JMP Group LLC’s earnings and profits, and these distributions would not be deductible by JMP Group LLC. Taxation of JMP Group LLC as a corporation could result in a material reduction in cash flow and after-tax return for holders of shares and thus could result in a substantial reduction in the value of those shares.

Complying with certain tax-related requirements may cause JMP Group LLC to forego otherwise attractive business or investment opportunities.

In order for JMP Group LLC to satisfy the qualifying income exception described above, at least 90% of its gross income each taxable year is required to consist of interest, dividends, capital gains and other types of “qualifying income.” Interest income will not be qualifying income for the purposes of the qualifying income exception if it is derived from the conduct of a trade or business or is based, directly or indirectly, upon the income or profits of any person. This requirement will limit JMP Group LLC’s (and certain of its subsidiaries’) ability to originate loans. In addition, it is intended that JMP Group LLC (and its subsidiaries) will operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, JMP Group LLC (or its subsidiaries) may be required to invest through non-U.S. or domestic corporations or forego attractive business or investment opportunities. Thus, compliance with these requirements may adversely affect JMP Group LLC’s ability to maximize revenue or net income.

We could incur a significant tax liability if the IRS successfully asserts that the “anti-stapling” rules apply to JMP Group LLC’s investments in JMP Group Inc. and certain of our non-U.S. CLO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

If JMP Group LLC were subject to the “anti-stapling” rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning more than 50% of the value of both a domestic corporate subsidiary and a non-U.S. CLO issuer. If the “anti-stapling” rules applied following the Reorganization Transaction, our non-U.S. CLO issuers that are treated as corporations for U.S. federal income tax purposes would be treated as domestic corporations, which would cause those entities to be subject to U.S. federal corporate income taxation, and JMP Group LLC and the non-U.S. CLO issuers would be treated as a single entity for purposes of U.S. federal corporate income taxation. Because we intend that JMP Group LLC will own, or be treated as owning, a substantial proportion of its assets directly for U.S. federal income tax purposes, we do not believe that the “anti-stapling” rules will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and a reduction of the value of those shares.

You will be subject to U.S. federal income tax on your share of JMP Group LLC’s taxable income, regardless of whether or when you receive any cash distributions from JMP Group LLC.

JMP Group LLC intends to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly-traded partnership taxable as a corporation. Provided that the qualifying income exception is met, you will be subject to U.S. federal income taxation and applicable state, local and foreign income taxation, on your allocable share of JMP Group LLC’s taxable income, regardless of whether or when you receive cash distributions. In addition, certain of our investments, including investments in non-U.S. CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. You will be required to take such income into account in determining your taxable income, and you may not receive cash distributions equal to your tax liability attributable to your allocation of JMP Group LLC’s taxable income.

Your ability to deduct certain expenses of JMP Group LLC may be limited.

In general, expenses incurred by JMP Group LLC that are considered “miscellaneous itemized deductions” may be deducted by a holder of shares of JMP Group LLC that is an individual, estate or trust only to the extent that a holder’s allocable share of those expenses, along with the holder’s other miscellaneous itemized deductions, exceed, in the aggregate, 2% of the holder’s adjusted gross income. Additionally, in the case of individuals whose adjusted gross income exceeds a specified amount, miscellaneous itemized deductions in excess of the 2% threshold, when combined with certain of the individual taxpayer’s other itemized deductions, generally will be reduced by the lesser of (i) 3% of the holder’s adjusted gross income in excess of a threshold amount or (ii) 80% of the amount of itemized deductions otherwise allowable for such year. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. Your inability to deduct all or a portion of such expenses, among other things, could result in an amount of taxable income to you with respect to JMP Group LLC that exceeds the amount of cash actually distributed to you for the year.

In the case of a disposition of shares of JMP Group LLC, debt of JMP Group LLC must be taken into account under the partnership tax accounting rules.

Subsequent to the Reorganization Transaction, JMP Group LLC incurred debt (including a 30-year promissory note (the “Promissory Note”)) for a variety of reasons. Under partnership tax accounting principles (which will apply to JMP Group LLC if the qualifying income exception is met), debt of JMP Group LLC generally will be allocable to holders of shares of JMP Group LLC, and the holders will include their respective allocable shares of the debt in the U.S. federal income tax basis of their shares of JMP Group LLC. A holder's U.S. federal income tax basis in shares will be adjusted for, among other things, distributions of cash and allocations of items of JMP Group LLC’s income, gain, loss and deduction. At the time a holder of shares of JMP Group LLC later sells its shares, for U.S. federal income tax purposes, the holder’s amount realized on the sale will include not only the sales price of the shares but also the holder’s portion of outstanding indebtedness incurred by JMP Group LLC subsequent to the Reorganization Transaction that is allocable to those shares.

Tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of “unrelated business taxable income.”

An organization that is otherwise exempt from U.S. federal income taxation is nonetheless subject to U.S. federal income taxation with respect to its “unrelated business taxable income” (“UBTI”). Because we recently incurred “acquisition indebtedness” (such as the Promissory Note) with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for U.S. federal income tax purposes), a proportionate share of your income from JMP Group LLC with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI would have adverse consequences. Tax-exempt holders of JMP Group Inc. common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning shares of JMP Group LLC.

There can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to non-U.S. holders.

While it is expected that JMP Group LLC’s method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent JMP Group LLC’s income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return reporting their allocable shares of JMP Group LLC’s taxable income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such taxable income. Non-U.S. holders that are corporations also would be required to pay a U.S. federal branch profits tax at a 30% rate (or lower rate provided by applicable treaty).

Dividends paid by, or certain income inclusions derived with respect to, JMP Group LLC’s ownership of, foreign entities that are treated as corporations for U.S. federal income tax purposes may not qualify for the reduced tax rates generally applicable to corporate distributions paid to taxpayers taxed at individual rates.

The maximum U.S. federal income tax rate on certain corporate dividends payable to non-corporate taxpayers is currently 20%. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies (“PFICs”), certain controlled foreign corporations (“CFCs”), and REITs, however, generally are not eligible for the reduced rates. We have treated and intend to continue to treat certain of our foreign CLO issuers taxed as corporations for U.S. federal income tax purposes, as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. The more favorable U.S. federal income tax rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs or CFCs, or in companies like us where a substantial portion of our holdings are in foreign corporations, to be relatively less attractive than holdings in the stocks of non-CFC and non-PFIC corporations that pay dividends, which could adversely affect the value of our shares.

Although we anticipate that our foreign CLO issuers will not be subject to U.S. federal income tax on a net income basis, no assurance can be given that such CLO issuers will not be subject to U.S. federal income tax on a net income basis in any given taxable year.

We anticipate that our foreign CLO issuers that are taxed as corporations for U.S. federal income tax purposes, generally will continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that our foreign CLO issuers will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign CLO issuers will not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of our foreign CLO issuers will not cause such entities to become subject to U.S. federal income tax. If any of our foreign CLO issuers became subject to U.S. federal income tax (including the U.S. federal branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares. Although our foreign CLO issuers generally are not expected to be subject to U.S. federal income tax on a net income basis, such entities may receive income that is subject to withholding taxes imposed by the U.S. or other countries.

We may not realize the anticipated benefits of the Reorganization Transaction because of, among other reasons, changes in tax laws.

Many factors could affect some or all of the anticipated benefits of the Reorganization Transaction. The U.S. federal income tax treatment of holders of shares of JMP Group LLC depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You also should be aware that the U.S. federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in non-U.S. entities. The present U.S. federal income tax treatment of an investment in shares of JMP Group LLC may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of shares of JMP Group LLC could be adversely affected by any such change, or by new U.S. federal income tax laws, regulations or interpretations. Our organizational documents and agreements permit our Manager to modify the LLC agreement from time to time, without the consent of the holders of shares of JMP Group LLC, in order to address certain changes in U.S. federal income tax laws, regulations or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to you in a manner that reflects your distributive share of JMP Group LLC’s items, including the monthly convention pursuant to which items of taxable income, gain, loss deduction and credit generally will be determined annually and will be prorated on a monthly basis, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of shares of JMP Group LLC.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy five principal offices, with our headquarters located in San Francisco and other offices in New York, Atlanta, Boston and Chicago. We occupy additional space in Minneapolis, and in the states of Pennsylvania and Georgia. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,810 square feet of leased space, pursuant to lease agreements expiring in 2019 and 13,920 square feet of leased space, pursuant to lease agreements expiring in 2016. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025, and approximately 2,640 square feet at 767 Third Avenue pursuant to a lease agreement expiring 2019. Our Boston office is located at 265 Franklin Street and consists of approximately 2,490 square feet of leased space pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring 2020. In Minneapolis, we lease approximately 300 square feet at 100 South Fifth Street pursuant to a sublease agreement expiring 2016. In the state of Pennsylvania, we lease approximately 300 square feet in Paoli at 12 Paoli Pike pursuant to a lease agreement expiring 2017. In the state of Georgia, we lease approximately 5,773 square feet in Alpharetta at 3440 Preston Ridge Road pursuant to a lease agreement expiring in 2018. We sublease approximately 4,350 square feet in San Francisco to third parties.

Item 3.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with the ordinary course of our business. The outcome of matters we have been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Our management, after consultation with legal counsel, believes that the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares trade on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2015 and 2014, the high and low sales prices of our shares, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2015
First quarter	$8.85	$7.09
Second quarter	8.39	7.34
Third quarter	8.11	6.13
Fourth quarter	6.72	4.96

	Sales Price
	High	Low
Year Ended December 31, 2014
First quarter	$8.42	$6.63
Second quarter	7.74	6.10
Third quarter	7.72	6.26
Fourth quarter	8.40	6.00

As of December 31, 2015, there were approximately 44 holders of record of our shares.

Distribution Policy

We have historically paid quarterly cash dividends, and we currently intend to pay monthly cash distributions, on all of our outstanding shares of common shares. Our board of directors declared the following distributions in the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 12, 2015	$0.035	January 30, 2015	$742,569	February 13, 2015
January 12, 2015	$0.035	February 27, 2015	$742,569	March 13, 2015
January 12, 2015	$0.035	March 31, 2015	$742,569	April 15, 2015
April 13, 2015	$0.037	April 30, 2015	$785,456	May 15, 2015
April 13, 2015	$0.037	May 29, 2015	$785,456	June 15, 2015
April 13, 2015	$0.037	June 30, 2015	$785,456	July 15, 2015
July 16, 2015	$0.040	July 31, 2015	$849,633	August 14, 2015
July 16, 2015 (1)	$0.030	July 31, 2015	$637,225	August 14, 2015
July 16, 2015	$0.040	August 31, 2015	$849,633	September 15, 2015
July 16, 2015	$0.040	September 30, 2015	$849,963	October 15, 2015
October 15, 2015	$0.040	October 30, 2015	$848,348	November 13, 2015
October 15, 2015	$0.040	November 30, 2015	$848,348	December 15, 2015
October 15, 2015	$0.040	December 31, 2015	$851,319	January 15, 2016

(1)	Special distribution.

Year Ended December 31, 2014
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
March 11, 2014	$0.045	March 28, 2014	$981,952	April 11, 2014
April 29, 2014	$0.050	May 16, 2014	$1,085,315	May 30, 2014
July 29, 2014	$0.060	August 15, 2014	$1,301,423	August 29, 2014
October 30, 2014	$0.070	November 14, 2014	$1,438,611	November 28, 2014

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants in our debt instruments.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases for the fourth quarter of the year ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2015 to October 31, 2015	6,451	$6.29	6,451	1,000,000
November 1, 2015 to November 30, 2015	-	$0.00	-	1,000,000
December 1, 2015 to December 31, 2015	717,970	$5.68	717,970	282,030
Total	724,421		724,421

(1)

On October 29, 2015, our board of directors authorized the repurchase of an additional 472,358 shares, increasing the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2016. On January 12, 2016, our board of directors authorized the repurchase of an additional 1,000,000, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2016.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Form 10-K.

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2010 to December 31, 2015. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
JMP Group LLC	100.00	95.12	82.63	102.94	109.39	84.01
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group Index	100.00	67.93	72.46	104.63	116.99	93.75

Our peer group index includes the following companies in the broker-dealer industry: Cowen Group, Inc.; Direct Markets Holdings Corp. (formerly Rodman & Renshaw Capital Group, Inc.); FBR & Co.; Gleacher & Company, Inc.; Oppenheimer Holdings Inc.; Piper Jaffray Companies; and Stifel Financial Corp. These companies were selected because their businesses and operations were comparable to ours throughout or for some portion of the five-year period presented in the chart above. In September 2012, Rodman & Renshaw Capital Group, Inc. filed with FINRA to terminate its broker-dealer operations. In February 2013, KBW, Inc. was acquired by Stifel Financial Corp. The total return calculations reflected in the foregoing chart and table were based on data provided by Russell Investment Group.

The information provided above under the heading “Share Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group LLC should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The selected consolidated statements of financial condition data as of December 31, 2015 and 2014 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2015 have been derived from our audited consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2013, 2012 and 2011 and the selected consolidated statement of operations data for the years 2012 and 2011 have been derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Due to the adoption of ASU 2015-2, Amendments to Consolidation Analysis, the Company no longer consolidated HGC and HGC II effective January 1, 2015. As periods prior to January 1, 2015 reflect consolidated HGC and HGC II, financial information may not be comparable.

(In thousands, except per share data and selected data and operating metrics)	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operation Data
Revenues
Investment banking	$63,116	$81,070	$74,173	$50,982	$46,114
Brokerage	25,577	26,916	24,625	21,903	25,461
Asset management fees	24,791	40,620	25,952	15,775	19,785
Principal transactions	7,409	13,848	20,727	10,537	1,615
Gain (loss) on sale, payoff and mark-to-market of loans	(1,604)	(492)	1,806	7,255	16,997
Net dividend income (loss)	1,041	1,001	535	(29)	1,365
Other income	943	3,335	798	3,800	4,336
Non-interest revenues	121,273	166,298	148,616	110,223	115,673

Interest income	50,801	40,042	33,346	32,898	33,356
Interest expense	(29,740)	(23,398)	(30,110)	(39,993)	(35,747)
Net interest income (expense)	21,061	16,644	3,236	(7,095)	(2,391)

Provision for loan losses	(1,090)	(436)	(2,637)	(2,206)	(1,728)

Total net revenues after provision for loan losses	141,244	182,506	149,215	100,922	111,554

Non-interest Expenses
Compensation and benefits	103,560	123,580	102,432	66,415	89,017
Administration	7,229	7,310	8,660	6,186	6,649
Brokerage, clearing and exchange fees	3,378	3,304	3,543	3,806	4,735
Travel and business development	4,746	4,123	4,416	3,387	3,681
Communications and technology	3,929	3,843	3,534	3,503	3,988
Professional fees	4,313	4,738	3,953	3,630	2,955
Impairment loss on purchased management contract	-	-	-	-	700
Other	7,077	5,610	5,126	4,461	4,074
Total non-interest expenses	134,232	152,508	131,664	91,388	115,799
Income (loss) before income tax expense	7,012	29,998	17,551	9,534	(4,245)
Income tax expense (benefit)	221	8,015	3,950	1,581	(1,632)
Net income (loss)	6,791	21,983	13,601	7,953	(2,613)
Less: Net income (loss) attributable to noncontrolling interests (1)	6,999	8,631	9,973	5,196	(157)
Net income (loss) attributable to JMP Group LLC	$(208)	$13,352	$3,628	$2,757	$(2,456)

Net (loss) income per common share:
Basic	$(0.01)	$0.59	$0.16	$0.12	$(0.11)
Diluted	$(0.01)	$0.57	$0.16	$0.12	$(0.11)
Dividends declared and paid per common share:	$0.486	$0.225	$0.145	$0.135	$0.105
Weighted average common shares outstanding:
Basic	21,237	21,481	22,158	22,582	22,118
Diluted	21,237	23,542	23,317	22,906	22,118

(Dollars in thousands)	As of and Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Financial Condition Data
Total assets	$1,277,501	$1,516,192	$1,121,931	$709,862	$660,663
Asset-backed securities issued	934,392	1,001,137	716,423	415,456	381,556
Note payable/ Bond issued/ Line of credit	94,300	94,300	63,895	-	19,222
Total liabilities	1,124,607	1,227,263	884,691	522,558	504,024
Total equity	152,894	288,929	237,240	187,143	156,589
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	247	235	235	224	217
Number of employees - average	240	226	226	217	214
Net revenues after provision for loan losses per employee	$589	$808	$660	$465	$472
Compensation and benefits as a percentage of net revenues after provision for loan losses (2)	73.3%	67.7%	68.6%	65.8%	79.2%
Companies covered by research analysts	481	448	384	340	342
Number of completed investment banking transactions	112	161	171	123	86

(1)

Non-controlling interest relate to the interest of third parties in Harvest Growth Capital LLC (from April 1, 2010 through December 31, 2014), Harvest Growth Capital LLC II (from October 1, 2012 through December 31, 2014), Harvest Capital Credit LLC (from August 18, 2011 through May 2, 2013), Harvest Capital Advisors LLC (from May 1, 2013), CLO I (from April 7, 2009), CLO II (from April 30, 2013), and CLO III (from September 30, 2014).

(2)

The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees, but excludes compensation expense of $0.8 million for the year ended December 31, 2011, related to equity awards granted or vested in connection with our initial public offering. The Company had no compensation expense related to equity awards granted or vested in connection with our initial public offering for the years ended December 31, 2012 through 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made.

Overview

JMP Group LLC, together with its subsidiaries, (collectively, the “Company”, “we”, or “us“) is a full-service investment banking and asset management firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading, and related brokerage services to institutional investors;

•	proprietary equity research in our four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations and a specialty finance company.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see Item 1A “Risk Factors” of this Form 10-K.

Components of Revenues

We derive revenues primarily from fees earned from our investment banking business, net commissions on our trading activities in our sales and trading business, asset management fees and incentive fees in our asset management business and interest income on collateralized loan obligations and small business loans we manage. We also generate revenues from principal transactions, interest, dividends, and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private capital market placements and providing advisory services in mergers and acquisitions and other strategic advisory assignments.

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

Strategic Advisory Revenues

Our strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees earned in connection with advising both buyers’ and sellers’ transactions. We also earn fees for related advisory work and other services such as providing fairness opinions and valuation analyses. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially completed, the fees are determinable and collection is reasonably assured.

Private Capital Market and Other Revenues

We earn agency placement fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”) transactions, Rule 144A private offerings and trust preferred securities offerings. We record private placement revenues on the closing date of these transactions.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include commissions paid by customers from brokerage transactions in exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from the commitment of capital to facilitate customer orders. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to continue to deliver research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems has increased pressure on trading commissions and spreads. We expect this trend toward alternative trading systems and pricing pressures in our brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the value of research and other value added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, institutional investors concentrate their trading with fewer “execution” brokers and pay a fixed amount for execution with an additional amount set aside for payments to other firms for research or other brokerage services. Accordingly, we may experience reduced (or eliminated) trading volume with such investors but may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we adopt this practice and depending on our ability to reach arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our commission business by negatively affecting both volumes and trading commissions in our commission business.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, HCC LLC (through May 2, 2013), and HCC include base management fees and incentive fees earned from managing our family of investment partnerships and a publicly-traded specialty finance company. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and we earn fees after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Generally, we do not earn management fees on assets calculated on an average assets under management (“AUM”) basis.

As of December 31, 2015, the contractual base management fees earned from each of these investment funds or companies ranged between 1% and 2% of assets under management or were 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and HGC II (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC and HGC II (through December 31, 2014) and HCC LLC (through May 2, 2013), the management and incentive fees earned at HCS from HGC, HGC II and HCC LLC were eliminated in consolidation.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. At December 31, 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2015	2014	2015		2014
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Opportunity Partners II (2),(3)	$-	$109,345		$-		$17,693
Harvest Small Cap Partners	401,906	438,432		3,570		4,576
Harvest Agriculture Select (2)	143,983	110,726		17,007		22,057
Harvest Technology Partners (2)	46,343	46,301		10,788		14,592
Harvest Financial Partners (2)	39,732	15,439		7,223		5,710
Private Equity Funds:
Harvest Growth Capital LLC (4)	27,859	38,087		1,205		1,845
Harvest Growth Capital LLC II (4)	124,100	92,972		2,758		2,281
Harvest Intrexon Enterprise Fund (5)	239,531	-		1,500		-
Funds of Funds:
JMP Masters Fund (6)	5,110	41,330		19		152
REITs:
New York Mortgage Trust	-	36,963		N/A		N/A
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	141,949	115,834		N/A		N/A
HCS and HCAP Advisors Totals	$1,170,513	$1,045,429		$44,070		$68,906

CLOs and Other Managed by JMPCA:
CLO I (4)	331,740	397,963		N/A		N/A
CLO II (4)	332,243	331,319		N/A		N/A
CLO III (4)	360,781	360,211		N/A		N/A
Assets Referenced in TRS (7)	108,078	-		N/A		N/A
JMPCA Totals	$1,132,842	$1,089,493	$	N/A	$	N/A

JMP Group LLC Totals	$2,303,355	$2,134,922		$44,070		$68,906

(1)

For hedge funds, HGC and HGC II, and funds of funds, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”), assets under management represent the commitment amount that is subject to the management fee calculation. For New York Mortgage Trust (“NYMT”), assets under management represent certain assets for which HCS earns incentive fees. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Opportunity Partners II (“HOP II”), Harvest Agriculture Select (“HAS”), Harvest Technology Partners (“HTP”), and Harvest Financial Partners (“HFP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.

(3)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.
(4)

HGC, HGC II, and CLO I, CLO II, and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2014. HGC and HGC II were no longer consolidated effective January 1, 2015, as a result of the adoption of ASU 2015-2.

(5)	Harvest Intrexon Enterprise Fund launched in June 2015.
(6)	JMP Masters was in the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.
(7)	Assets Referenced in TRS represents the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2013	$693,759	$108,682	$50,686	853,127
Subscriptions	81,713	17,464	-	99,177
Redemptions	(205,307)	-	(12,662)	(217,969)
Distributions from realization event	-	(2,192)	-	(2,192)
Appreciation	150,078	7,105	3,306	160,489
AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Subscriptions	89,092	256,360	-	345,452
Redemptions	(211,110)	-	(42,014)	(253,124)
Distributions from realization event	-	(3,067)	-	(3,067)
Appreciation	33,739	7,138	5,794	46,671
AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564

AUM related to hedge funds, private equity funds and funds of funds increased $135.9 million, or 15.2%, from $892.6 million at December 31, 2014 to $1,028.6 million at December 31, 2015. This increase was primarily attributable to $345.5 million of subscriptions, driven by the $239.5 million of subscriptions at Harvest Intrexon Enterprise Fund, which commenced in 2015. This increase was partially offset by redemptions of $253.1 million. The $253.1 million of redemptions included $75.8 million related to the closing of HOP II, $77.9 million in a voluntary return of limited partner capital at HSCP, and $42.0 million related to JMP Masters being in the process of liquidation as of December 31, 2015.

AUM related to hedge funds, private equity funds and funds of funds increased $39.5 million, or 4.6%, from $853.1 million at December 31, 2013 to $892.6 million at December 31, 2014. This increase was primarily attributed to appreciation of $160.5 million related to all funds managed by HCS. The $218.0 million of redemptions included $119.6 million related to the closing of Harvest Franchise Fund.

(In thousands)	Year Ended December 31, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2), (5)	$(1,089)	$354	-	-6.7%
Harvest Small Cap Partners	653	6,985	4,973	6.2%
Harvest Agriculture Select (2)	1,545	1,140	194	6.7%
Harvest Technology Partners	1,938	316	393	13.1%
Harvest Financial Partners	243	257	51	1.7%
Private Equity Funds:
Harvest Growth Capital LLC	(270)	(6)	-	N/A
Harvest Growth Capital LLC II	211	1,126	-	N/A
Harvest Intrexon Enterprise Fund	(18)	1,214	-	N/A
Funds of Funds:
JMP Masters Fund (6)	7	377	24	4.7%
REITs:
New York Mortgage Trust	-	-	1,197	N/A
Loans:
Harvest Capital Credit Corporation	N/A	2,718	2,309	N/A
CLOs and Other:
CLO I (4)	N/A	1,950	N/A	N/A
CLO II (4)	N/A	1,658	N/A	N/A
CLO III (4)	N/A	782	N/A	N/A
Assets Referenced in TRS (4)	N/A	149	N/A	N/A
Totals	$3,220	$19,020	9,141	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HFF was liquidated on December 31, 2014 and its assets were distributed to its partners in 2015.
(4)	Revenues earned from the CLOs and Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.
(6)	JMP Masters was in the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.

(In thousands)	Year Ended December 31, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$693	$904	145	2.7%
Harvest Small Cap Partners	1,444	6,752	23,072	30.8%
Harvest Franchise Fund (3)	166	1,240	843	3.8%
Harvest Agriculture Select (2)	2,223	1,003	351	8.8%
Harvest Technology Partners	727	308	35	4.6%
Harvest Financial Partners	166	41	26	2.0%
Private Equity Funds:
Harvest Growth Capital LLC (4)	219	182	-	N/A
Harvest Growth Capital LLC II (4)	12	1,126	-	N/A
Funds of Funds:
JMP Masters Fund	16	486	55	7.7%
REITs:
New York Mortgage Trust	-	-	1,456	N/A
Loans:
Harvest Capital Credit Corporation	N/A	1,861	1,805	N/A
CLOs Managed by JMPCA:
CLO I (4)	N/A	2,184	N/A	N/A
CLO II (4)	N/A	1,656	N/A	N/A
CLO III (4)	N/A	604	N/A	N/A
Totals	$5,666	$18,347	27,788	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HFF was liquidated on December 31, 2014 and its assets were distributed to its partners in 2015.
(4)	Revenues earned from HGC, HGC II and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

(In thousands)	Year Ended December 31, 2013
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$865	$1,237	357	5.7%
Harvest Small Cap Partners	413	5,645	9,097	13.8%
Harvest Franchise Fund	716	1,107	3,161	25.1%
Harvest Agriculture Select (2)	1,022	771	326	9.5%
Harvest Technology Partners (2)	96	567	7	-0.2%
Harvest Diversified Partners	852	169	83	4.8%
Private Equity Funds:
Harvest Growth Capital LLC (3)	(23)	420	30	N/A
Harvest Growth Capital LLC II (3)	556	1,119	-	N/A
Funds of Funds:
JMP Masters Fund	29	432	1,006	25.9%
REITs:
New York Mortgage Trust	-	-	1,103	N/A
Loans:
Harvest Capital Credit LLC (3)	N/A	108	386	N/A
Harvest Capital Credit Corporation	N/A	699	-	N/A
CLOs Managed by JMPCA:
CLO I (3)	N/A	2,339	N/A	N/A
CLO II (3)	N/A	863	N/A	N/A
CLO III (3)	N/A	3	N/A	N/A
Totals	$4,526	$15,479	15,556	N/A

(1)

TWR for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS, and HTP include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	Revenues earned from HGC, HGC II, HCC LLC, and the CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, the TRS that we manage, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, two private equity funds managed by HCS which are consolidated in our financial statements (through December 31, 2015), as well as unrealized gains and losses on the investments in private companies sponsored by HCS and JMP Capital, and unrealized gains and losses on the warrants, options and equity securities owned by HCC LLC (through May 2, 2013).

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015) and small business loans at HCC LLC (through May 2, 2013). Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale and fair value market adjustments of the small business loans. Losses are recorded for the loan held for sale when the carrying value exceeds fair value. Changes to the fair value of the small business loans were recorded to this line item, when HCC LLC was consolidated.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015), revenues from equity method investments, and revenues from fee-sharing arrangements with, and fees earned to raise capital for third-party investment partnerships, or funds.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS“) at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015) to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in JMP Capital’s loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

 In addition, we provide an allowance on a loan-by-loan basis at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015) for loans that were purchased after the CLO I acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans which are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits, administration, brokerage, clearing and exchange fees, travel and business development, communications and technology, professional fees, impairment loss on purchased management contract and other expenses. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearing and exchange fees, travel and business development and communication and technology expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of individual performance-based bonuses. As is the widespread practice in our industry, we pay bonuses on an annual basis, which for senior professionals typically make up a large portion of their total compensation. To certain senior professionals, a portion of the performance-based bonuses is paid in the form of deferred compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

Compensation is accrued using specific ratios of total compensation and benefits to total revenues based on revenue categories, as adjusted if, in management’s opinion, such adjustments are necessary and appropriate to maintain competitive compensation levels.

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business and rent tax (non-income), office supplies, recruiting, regulatory fees, and underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. In June 2015, we changed our clearing broker from J.P. Morgan Clearing Corp. to National Financial Services. The arrangements with the new clearing broker are consistent with those of the previous clearing broker, including the indemnification agreement described in Note 17 to the consolidated financial statements. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015).

Income Taxes

JMP Group LLC is a publicly traded partnership, and as such, is taxed as a partnership as of January 1, 2015, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income”.

The Company’s effective tax rate is directly impacted by the proportion of income subject to tax compared to income not subject to tax. JMP Group Inc., a wholly owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to corporate-level taxation.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and they are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2015 includes the interest of third parties in CLO I, CLO II, CLO III and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II, CLO III (effective September 30, 2014) and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II (effective April 3, 2013), HCC LLC (through May 2, 2013) and HCAP Advisors (effective May 1, 2013), partially-owned subsidiaries consolidated in our financial statements.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of a variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. With exception of HGC and HGC II, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

The limited liability company agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result, we consolidated HGC from its inception on April 1, 2010 and HGC II from its inception on October 1, 2012. The Company no longer consolidates HGC and HGC II effective January 1, 2015, upon the adoption of the new consolidation accounting guidance.

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit. As a result of the aforementioned transfer, we own approximately 94% of the subordinated notes of CLO I.

On April 30, 2013, entities sponsored by JMP Group Inc. closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman Islands vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and from issuance through December 31, 2013 owned $17.3 million, or 72.8%, of the subordinated notes of the Issuer (the “Subordinated Notes”). In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes, increasing its ownership to 98.0%.

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, was secured by a diversified portfolio of broadly syndicated leveraged loans. On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. As of December 31, 2015, the Company owned 13.5% of the subordinated notes.

HCC LLC launched on August 18, 2011 to make direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, in privately-held U.S. small to mid-size companies. The Company and affiliates owned approximately 59% of HCC LLC at December 31, 2012. The Company consolidated HCC LLC into its consolidated financial statements. In 2013, the outstanding limited liability company units of HCC LLC were converted into a number of shares of HCC common stock. On May 2, 2013, HCC priced its initial public offering, which reduced the Company’s ownership of HCC to 11.6%. At such date, the Company no longer consolidated HCC.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2015, 2014 and 2013 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
Revenues
Investment banking	$63,116	$81,070	$74,173	$(17,954)	-22.1%	$6,897	9.3%
Brokerage	25,577	26,916	24,625	(1,339)	-5.0%	2,291	9.3%
Asset management fees	24,791	40,620	25,952	(15,829)	-39.0%	14,668	56.5%
Principal transactions	7,409	13,848	20,727	(6,439)	-46.5%	(6,879)	-33.2%
(Loss) gain on sale, payoff and mark-to-market of loans	(1,604)	(492)	1,806	(1,112)	226.0%	(2,298)	-127.2%
Net dividend income (loss)	1,041	1,001	535	40	4.0%	466	87.1%
Other income	943	3,335	798	(2,392)	-71.7%	2,537	317.9%
Non-interest revenues	121,273	166,298	148,616	(45,025)	-27.1%	17,682	11.9%

Interest income	50,801	40,042	33,346	10,759	26.9%	6,696	20.1%
Interest expense	(29,740)	(23,398)	(30,110)	(6,342)	27.1%	6,712	-22.3%
Net interest (expense) income	21,061	16,644	3,236	4,417	26.5%	13,408	-414.3%

Provision for loan losses	(1,090)	(436)	(2,637)	(654)	150.0%	2,201	83.5%

Total net revenues after provision for loan losses	141,244	182,506	149,215	(41,262)	-22.6%	33,291	22.3%

Non-interest expense
Compensation and benefits	103,560	123,580	102,432	(20,020)	-16.2%	21,148	20.6%
Administration	7,229	7,310	8,660	(81)	-1.1%	(1,350)	-15.6%
Brokerage, clearing and exchange fees	3,378	3,304	3,543	74	2.2%	(239)	-6.7%
Travel and business development	4,746	4,123	4,416	623	15.1%	(293)	-6.6%
Communication and technology	3,929	3,843	3,534	86	2.2%	309	8.7%
Professional fees	4,313	4,738	3,953	(425)	-9.0%	785	19.9%
Other	7,077	5,610	5,126	1,467	26.1%	484	9.4%
Total non-interest expenses	134,232	152,508	131,664	(18,276)	-12.0%	20,844	15.8%
Income before income tax expense	7,012	29,998	17,551	(22,986)	-76.6%	12,447	70.9%
Income tax expense	221	8,015	3,950	(7,794)	-97.2%	4,065	102.9%
Net income	6,791	21,983	13,601	(15,192)	-69.1%	8,382	61.6%
Less: Net income attributable to non-controlling interest	6,999	8,631	9,973	(1,632)	-18.9%	(1,342)	-13.5%
Net income (loss) attributable to JMP Group LLC	$(208)	$13,352	$3,628	$(13,560)	-101.6%	$9,724	268.0%

Overview

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Total net revenues after provision for loan losses decreased $41.3 million, or 22.6%, from $182.5 million for the year ended December 31, 2014 to $141.2 million for the year ended December 31, 2015, resulting from a $45.0 million decline in non-interest revenues, a $0.7 million increase in provision for loan losses, partially offset by a $4.4 million increase in net interest income.

Total non-interest revenues decreased $45.0 million, or 27.1%, resulting from an $18.0 million decline in investment banking income, a $15.8 million decrease in asset management fees, and a $6.4 million decline in principal transactions.

Net interest income increased $4.4 million, or 26.5%, from $16.6 million for the year ended December 31, 2014 to $21.1 million for the same period in 2015. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by net interest expense related to the bond issued in January 2014.

Total non-interest expenses decreased $17.7 million, or 11.6%, from $152.5 million for the year ended December 31, 2014 to $134.8 million for the year ended December 31, 2015, primarily due to a decline in compensation and benefits of $19.5 million.

Net income attributable to JMP Group Inc. decreased $13.6 million, or 101.6%, from $13.4 million for the year ended December 31, 2014 to a loss of $0.2 million for the year ended December 31, 2015 and includes income tax expense of $8.0 million and $0.2 million for the years ended December 31, 2014 and 2015, respectively.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Total net revenues after provision for loan losses increased $33.3 million, or 22.3%, from $149.2 million for the year ended December 31, 2013 to $182.5 million for the year ended December 31, 2014, resulting from a $17.7 million increase in non-interest revenues, a $13.4 million increase in net interest income, and a decline in provision for loan losses of $2.2 million.

Total non-interest revenues increased $17.7 million, or 11.9%, resulting from an increase in asset management fees of $14.7 million, an increase in investment banking income of $6.9 million, partially offset by a decline in principle transactions of $6.9 million.

Net interest income increased $13.4 million, or 414.3%, from $3.2 million for the year ended December 31, 2013 to $16.6 million for the same period in 2014. This increase in net interest income is primarily attributed to an increase in net interest earned at JMP Credit, partially offset by net interest expense related to the bond issued in January 2014.

Total non-interest expenses increased $20.8 million, or 15.8%, from $131.7 million for the year ended December 31, 2013 to $152.5 million for the year ended December 31, 2014, primarily due to an increase in compensation and benefits of $21.1 million.

Net income attributable to JMP Group Inc. increased $9.7 million, or 268.0%, from $3.6 million for the year ended December 31, 2013 to $13.4 million for the year ended December 31, 2014 and includes income tax expense of $4.0 million and $8.0 million for the years ended December 31, 2013 and 2014, respectively.

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

(v)	excludes general loan loss reserves on certain CLOs; and

(vi)

assumes a combined federal, state and local income tax rate of 38% for the years ended December 31, 2013 and 2014, and 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2015.

Discussed below is Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Year Ended December 31, 2015
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$63,116	$-	$-	$63,116	$-	$-	$63,116
Brokerage	25,577	-	-	25,577	-	-	25,577
Asset management related fees	-	23,688	5,517	29,205	(21)	(5,912)	23,272
Principal transactions	1,135	-	-	1,135	6,674	-	7,809
Loss on sale, payoff and mark-to-market of loans	-	-	-	-	(877)	-	(877)
Net dividend income	-	-	-	-	1,040	-	1,040
Net interest income	-	-	-	-	11,975	-	11,975
Provision for loan losses	-	-	-	-	700	-	700
Adjusted net revenues	89,828	23,688	5,517	119,033	19,491	(5,912)	132,612

Non-interest expenses
Non-interest expenses	84,865	20,959	4,138	109,962	15,714	(5,912)	119,764

Operating pre-tax net income	4,963	2,729	1,379	9,071	3,777	-	12,848

Income tax expense (1)	1,886	1,036	524	3,446	(2,853)	-	593

Operating net income (loss)	$3,077	$1,693	$855	$5,625	$6,630	$-	$12,255

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2015.

	Year Ended December 31, 2014
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$81,158	$-	$-	$81,158	$-	$(88)	$81,070
Brokerage	26,916	-	-	26,916	-	-	26,916
Asset management related fees	-	43,841	5,266	49,107	50	(5,692)	43,465
Principal transactions	-	-	-	-	6,721	-	6,721
Loss on sale, payoff and mark-to-market of loans	-	-	-	-	(488)	-	(488)
Net dividend income	-	-	-	-	1,000	-	1,000
Net interest income	-	-	-	-	15,105	-	15,105
Provision for loan losses	-	-	-	-	1,086	-	1,086
Adjusted net revenues	108,074	43,841	5,266	157,181	23,474	(5,780)	174,875

Non-interest expenses
Non-interest expenses	90,643	40,002	4,672	135,317	18,789	(5,692)	148,414

Operating pre-tax net income	17,431	3,839	594	21,864	4,685	(88)	26,461

Income tax expense (assumed rate of 38%)	6,624	1,460	226	8,310	1,778	(33)	10,055

Operating net income (loss)	$10,807	$2,379	$368	$13,554	$2,907	$(55)	$16,406

	Year Ended December 31, 2013
(In thousands)	Broker-Dealer	Asset Management	Corporate Credit Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$74,508	$-	$-	$74,508	$-	$(335)	$74,173
Brokerage	24,625	-	-	24,625	-	-	24,625
Asset management related fees	-	29,255	4,735	33,990	-	(5,429)	28,561
Principal transactions	-	-	-	-	7,859	-	7,859
Gain on sale, payoff and mark-to-market of loans	-	-	-	-	1,715	-	1,715
Net dividend income	-	-	-	-	1,213	-	1,213
Net interest income	-	-	-	-	15,300	-	15,300
Provision for loan losses	-	-	-	-	(1,102)	-	(1,102)
Adjusted net revenues	99,133	29,255	4,735	133,123	24,985	(5,764)	152,344

Non-interest expenses
Non-interest expenses	84,749	27,271	3,691	115,711	20,540	(5,744)	130,507

Operating pre-tax net income	14,384	1,984	1,044	17,412	4,445	(20)	21,837

Income tax expense (assumed rate of 38%)	5,466	754	397	6,617	1,689	(8)	8,298

Operating net income (loss)	$8,918	$1,230	$647	$10,795	$2,756	$(12)	$13,539

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the years ended December 31, 2015, 2014 and 2013.

(In thousands)	Year Ended December 31,
	2015	2014	2013
Operating net income	$12,255	$16,406	$13,539
Addback of Segment Income tax expense	593	10,055	8,298
Total Segments adjusted operating pre-tax net income	$12,848	$26,461	$21,837
Subtract / (Add back)
Share options	2,235	1,917	920
Compensation expense - RSUs	1,606	3,744	2,823
Deferred compensation program accounting adjustment	6,972	(4,485)	(6,171)
HCC IPO administrative expense	-	-	450
Net unrealized loss/ (gain) and depreciation on strategic equity investments and warrants.	878	2,567	(593)
General loan loss reserve for CLO II / CLO III	1,144	1,351	1,241
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	-	14,979
Unrealized mark-to-market (gain)/loss - HCC	-	-	610
Consolidated pre-tax net income attributable to JMP Group LLC	$13	$21,367	$7,578

Income tax expense	221	8,015	3,950
Consolidated Net Income attributable to JMP Group LLC	$(208)	$13,352	$3,628

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Revenues

Investment Banking

Investment banking revenues decreased $18.0 million, or 22.1%, from $81.1 million for the year ended December 31, 2014 to $63.1 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 44.4% for the year ended December 31, 2014 to 44.7% for the year ended December 31, 2015.

(Dollars in thousands)	Year Ended December 31,				Change from 2014 to 2015
	2015		2014
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	83	$46,086	120	$54,786	(37)	$(8,700)	-15.9%
Debt and convertible securities	16	5,570	20	4,801	(4)	769	16.0%
Private capital markets and other	2	832	4	2,834	(2)	(2,002)	-70.6%
Strategic advisory	11	10,628	17	18,650	(6)	(8,022)	-43.0%
Total	112	$63,116	161	$81,071	(49)	$(17,955)	-22.1%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues. The decrease in our public equity revenues was primarily attributed to a 44.6% reduction in the number of transactions, partially offset by an increase in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from 18 to 13 in the years ended December 31, 2014 to December 31, 2015, respectively. The decrease in strategic advisory and private capital markets and other revenues was attributed primarily to the decline in the number of transactions.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $1.3 million, or 5.0%, from $26.9 million for the year ended December 31, 2014 to $25.6 million for the year ended December 31, 2015. The decline was primarily attributed to a lower average commission per share compared to 2014. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 14.7% for the year ended December 31, 2014 to 18.1% for the year ended December 31, 2015. On an operating basis, brokerage revenues increased from 15.4% for the year ended December 31, 2014 to 19.3% for the year ended December 31, 2015 as a percentage of segment net revenue after provision for loan losses.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2015	2014
Base management fees:
Fees reported as asset management fees	$15,431	$13,192
Fees earned at HGC, HGC II and HCC LLC	-	1,306
Less: Non-controlling interest in HCAP Advisors	(1,330)	(912)
Total base management fees	14,101	13,586

Incentive fees:
Fees reported as asset management fees	$9,360	$27,428
Less: Non-controlling interest in HCAP Advisors	(1,132)	(884)
Total incentive fees	8,228	26,544

Other fee income:
Fundraising fees and other	$943	$3,335
Total other fee income	943	3,335

Asset management related fees:
Fees reported as asset management fees	$24,791	$40,620
Fees reported as other income	943	3,335
Fees earned at HGC, HGC II and HCC LLC	-	1,306
Less: Non-controlling interest in HCAP Advisors	(2,462)	(1,796)
Total Segment asset management related fee revenues	$23,272	$43,465

Fees reported as asset management fees decreased $15.8 million, or 39.0%, from $40.6 million for the year ended December 31, 2014 to $24.8 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 22.3% for the year ended December 31, 2014 to 17.6% for the year ended December 31, 2015. Fees reported as other income decreased $2.4 million, or 71.7%, from $3.3 million for the year ended December 31, 2014 to $0.9 million for the year ended December 31, 2015, mainly driven by revenues from equity method investments. As a percentage of total net revenues after provision for loan losses, other income decreased from 1.8% for the year ended December 31, 2014 to 0.7% for the same period in 2015.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Total segment asset management related fees is a non-GAAP financial measure that adjusts our asset management related fees by reversing the elimination of those fees in the consolidation of HGC and HGC II (through December 31, 2014). Total segment asset management fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue decreased $20.2 million from $43.5 million for the year ended December 31, 2014 to $23.3 million for the year ended December 31, 2015. The decline was attributed to decreases incentive fees and other fee income, partially offset by an increase in base management fees. The decrease was driven by an $18.3 million decline in total incentive fees from $26.5 million for the year ended December 31, 2014 to $8.2 million for the same period in 2015. The decrease in incentive fees was driven by an $18.1 million decline related to HSCP. Other income decreased $2.4 million, from $3.3 million to $0.9 million, driven by a $2.3 million increase in a revenue share agreement in 2014. Base management fees were $13.6 million and $14.1 million for the years ended December 31, 2014 and 2015, respectively. Base management fees reported as asset management fees increased $2.2 million from $13.2 million for the year ended December 31, 2014 to $15.4 million for the year ended December 31, 2015, and was driven by the increases of $1.2 million related to HIEF, and $0.9 million related to HCC. On a segment reporting basis, asset management related fees increased from 24.9% for the year ended December 31, 2014 to 17.5% for the year ended December 31, 2015 as a percentage of operating net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $6.4 million from $13.8 million for the year ended December 31, 2014 to $7.4 million for the same period in 2015. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 7.6% for the year ended December 31, 2014 to 5.2% for the year ended December 31, 2015.

Total segment principal transaction revenues increased $1.1 million from $6.7 million for the year ended December 31, 2014 to $7.8 million for the same period in 2015. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for 2014 were based entirely in our Corporate segment. The principal transaction revenues for 2015 were based in our Broker-Dealer and Corporate segments. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2015	2014

Equity and other securities excluding non-controlling interest	$1,867	$2,417
Warrants and other investments	3,516	(5)
Investment partnerships	2,426	4,308
Total Segment principal transaction revenues	7,809	6,720
Operating adjustment addbacks	(400)	(1,190)
Non-controlling interest in HGC and HGC II	-	8,318
Total principal transaction revenues	$7,409	$13,848

The decrease reflects less revenue from our investment partnerships and equity and other securities excluding non-controlling interest, partially offset by additional revenue from warrants and other investments. Revenues from our investment partnerships decreased $1.9 million from $4.3 million for the year ended December 31, 2014 to $2.4 million for the year ended December 31, 2015, driven by a $1.6 million decrease related to HOP II, which closed in July 2015, and $0.7 million decline related to HAS. Revenues from equity and other securities decreased $0.6 million from $2.4 million for the year ended December 31, 2014 to $1.9 million for the same period in 2015. Revenues from warrants and other investments increased from $5 thousand for the year ended December 31, 2014 to $3.5 million for the year ended December 31, 2015. The increase was primarily driven by a $0.7 million gain on its investment in Sanctuary Wealth Services LLC, a $0.7 million gain on a real estate advising company, and a $0.6 million gain on a company which invests in real estate ventures. On a segment reporting basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 3.8% for the year ended December 31, 2014 to 5.9% for the year ended December 31, 2015.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans decreased $1.1 million from a $0.5 million loss for the year ended December 31, 2014 to a $1.6 million loss for the same period in 2015. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans increased from 0.3% for the year ended December 31, 2014 to 1.1% for the year ended December 31, 2015.

Gain and loss on sale, payoff and mark-to-market of loans was earned in our Corporate segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate segment decreased $0.4 million from a $0.5 million loss for the year ended December 31, 2014 to a $0.9 million loss for the year ended December 31, 2015. Gain on sale, payoff and mark-to-market of loans increased from 0.3% for the year ended December 31, 2014 to 0.7% for the year ended December 31, 2015 as a percentage of total segment net revenues.

Net Dividend Income

Net dividend income was $1.0 million for both the years ended December 31, 2014 and 2015, primarily related to dividends from our HCC investment. As a percentage of total net revenues after provision for loan losses, net dividend income increased from 0.5% for the year ended December 31, 2014 to 0.7% for the year ended December 31, 2015.

Our net dividend income was earned in our Corporate segment. On a segment reporting basis, net dividend income was $1.0 million for both the years ended December 31, 2014 and 2015, respectively, and primarily comprised of dividends from our investment in HCC. As a percentage of total segment net revenues, net dividend income increased from 0.6% for the year ended December 31, 2014 to 0.8% for the year ended December 31, 2015.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2015	2014
CLO I loan contractual interest income	$12,555	$15,000
CLO I ABS issued contractual interest expense	(3,958)	(4,030)
Net CLO I contractual interest	8,597	10,970

CLO II loan contractual interest income	$16,575	$15,399
CLO II ABS issued contractual interest expense	(6,920)	(6,784)
Net CLO II contractual interest	9,655	8,615

CLO III loan contractual interest income	$18,529	$7,181
CLO III ABS issued contractual interest expense	(8,488)	(3,026)
Net CLO III contractual interest	10,041	4,155

Bond Payable interest expense	(9,094)	(7,301)

Less: Non-controlling interest in CLOs	(9,086)	(1,539)

Other interest income	1,862	205

Total Segment net interest income	$11,975	$15,105

Non-controlling interest in CLOs	9,086	1,539

Total net interest income	$21,061	$16,644

Net interest income increased $4.4 million, or 26.5% from $16.6 million for the year ended December 31, 2014 to $21.1 million for the year ended December 31, 2015. Net interest income largely reflects net CLO contractual interest. It also included bond payable interest expense of $9.1 million and $7.3 million for the years ended December 31, 2015 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 9.1% for the year ended December 31, 2014 to 14.9% for the year ended December 31, 2015.

Total segment net interest income decreased $3.1 million from $15.1 million for the year ended December 31, 2014 to $12.0 million for the year ended December 31, 2015. Our total segment net interest income is earned in our Corporate segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income increased from 8.6% for the year ended December 31, 2014 to 9.0% for the year ended December 31, 2015.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$12,555		$338,845	3.65%	0.29%	3.36%
CLO I ABS issued	(3,958)		(350,705)	1.27%	0.29%	0.98%
CLO II loan	16,575		326,880	5.00%	0.28%	4.72%
CLO II ABS issued	(6,920)		(317,585)	2.15%	0.28%	1.87%
CLO III loan	18,529		354,753	5.15%	0.28%	4.87%
CLO III ABS issued	(8,488)		(332,100)	2.52%	0.28%	2.24%
Net CLO contractual interest	$28,293	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$15,000		$391,875	3.78%	0.23%	3.55%
CLO I ABS issued	(4,030)		(402,723)	1.12%	0.23%	0.89%
CLO II loan	15,399		326,391	4.65%	0.23%	4.42%
CLO II ABS issued	(6,784)		(319,105)	2.10%	0.23%	1.87%
CLO III loan	7,181		142,414	4.97%	0.25%	4.72%
CLO III ABS issued	(3,026)		(253,158)	2.49%	0.25%	2.24%
Net CLO	$23,740	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.7 million, or 150.0%, from $0.4 million for the year ended December 31, 2014 to $1.1 million for the same period in 2015. The increase in 2015 was primarily attributed to deteriorating credit primarily in the oil and gas and retail industries. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 0.2% for the year ended December 31, 2014 to 0.8% for the year ended December 31, 2015.

Total segment provision for loan losses decreased from a reversal of $1.1 million for the year ended December 31, 2014 to a reversal of $0.7 million for the year ended December 31, 2015. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Corporate Costs segment in 2015, and in 2014. As a percent of total segment net revenues, segment provision for loan losses was 0.6% and 0.5% for the years ended December 31, 2014 and 2015, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $20.0 million, or 16.2%, from $123.6 million for the year ended December 31, 2014 to $103.6 million for the year ended December 31, 2015.

Employee payroll, taxes and benefits, and consultant fees, increased $5.2 million, or 12.7%, from $40.9 million for the year ended December 31, 2014 to $46.1 million for the year ended December 31, 2015, primarily driven by $1.6 million in employer matching retirement contributions, the effect of base pay increases made during 2015, and increased average headcount.

Performance-based bonus and commissions decreased $24.1 million, or 32.9%, from $73.3 million for the year ended December 31, 2014 to $49.2 million for the same period in 2015. The decline was primarily due to reduced total net revenues after provision for loan losses from $182.5 million for the year ended December 31, 2014 to $141.2 million for the same period in 2015.

Equity-based compensation decreased $1.1 million, or 11.7%, from $9.4 million for the year ended December 31, 2014 to $8.3 million for the year ended December 31, 2015. The decrease is primarily attributed to a $1.5 million decline in RSUs expense.

Compensation and benefits as a percentage of net revenues after provision for loan losses increased from 67.7% for the year ended December 31, 2014 to 73.3% for the same period in 2015.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased from $121.0 million for the year ended December 31, 2014 to $91.2 million for the year ended December 31, 2015.

Administration

Administration expenses decreased $0.1 million, or 1.1%, from $7.3 million for the year ended December 31, 2014 to $7.2 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, administration expense was 4.0% and 5.1% of total net revenues after provision for loan losses for the years ended December 31, 2014 and 2015, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million, or 2.2%, from $3.3 million for the year ended December 31, 2014 to $3.4 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 1.8% for the year ended December 31, 2014 to 2.4% for the year ended 2015.

Travel and Business Development

Travel and business development expense increased $0.6 million, or 15.1%, from $4.1 million for the year ended December 31, 2014 to $4.7 million for the year ended December 31, 2015. The increase reflects a decline of reimbursements from clients, which offset travel expense. Travel expense was $5.9 million for both the years ended December 31, 2014 and 2015. Reimbursements from clients, which offset travel expense, decreased $0.7 million from $1.8 million for the year ended December 31, 2014 to $1.1 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 2.3% and 3.4% for the years ended December 31, 2014 and 2015, respectively.

Communications and Technology

Communications and technology expense increased $0.1 million, or 2.2%, from $3.8 million for the year ended December 31, 2014 to $3.9 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.1% for the year ended December 31, 2014 to 2.8% for the year ended December 31, 2015.

Professional Fees

Professional fees decreased $0.4 million, or 9.0%, from $4.7 million for the year ended December 31, 2014 to $4.3 million for the year ended December 31, 2015. The decrease primarily was attributed to $0.8 million professional costs in 2014 relating to the conversion of our Company to a publicly-traded-partnership. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.6% for the year ended December 31, 2014 to 3.1% in the same period in 2015.

Other Expenses

Other expenses increased $1.5 million, or 26.1%, from $5.6 million for the year ended December 31, 2014 to $7.1 million for the year ended December 31, 2015. As a percentage of total net revenues after provision for loan losses, other expenses increased from 3.1% for the year ended December 31, 2014 to 5.0% for the same period in 2015.

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $1.6 million from $8.6 million for the year ended December 31, 2014 to $7.0 million of income for the year ended December 31, 2015. Non-controlling interest for the year ended December 31, 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in CLO I, CLO II, CLO III (effective September 30, 2014), HGC, HGC II, and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected declines of $6.8 million related to HGC and HGC II, which were no longer consolidated effective January 1, 2015, partially offset by a $4.8 million increase at the CLOs, and a $0.4 million increase at HCAP Advisors.

Provision for Income Taxes

For the years ended December 31, 2015 and 2014, we recorded a tax expense of $0.2 million and $8.0 million, respectively. The effective tax rate for the years ended December 31, 2015 and 2014 was 3.13% and 26.7%, respectively. The decline was primarily due to the Company’s reorganization into a publicly traded partnership as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC that is not subject to U.S. federal corporate income tax.

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

Our operating net income assumes a combined federal, state and local income tax rate of 38% for the year ended December 31, 2015 and 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose, for the year ended December 31, 2015. Segment income tax expense decreased $9.5 million from $10.1 million for the year ended December 31, 2014 to $0.6 million for the year ended December 31, 2015. The decline was driven by the Company’s qualification as a publicly traded partnership, effective January 1, 2015.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenues

Investment Banking

Investment banking revenues increased $6.9 million, or 9.3%, from $74.2 million for the year ended December 31, 2013 to $81.1 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 49.7% for the year ended December 31, 2013 to 44.4% for the year ended December 31, 2014.

(Dollars in thousands)	Year Ended December 31,				Change from 2013 to 2014
	2014		2013
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	120	$54,786	123	$39,756	(3)	$15,030	37.8%
Debt and convertible securities	20	4,801	32	18,762	(12)	(13,961)	-74.4%
Private capital markets and other	4	2,834	4	4,509	0	(1,675)	-37.1%
Strategic advisory	17	18,650	12	11,146	5	7,504	67.3%
Total	161	$81,071	171	$74,173	(10)	$6,898	9.3%

Our segment reported investment banking revenues, primarily earned in our Broker-Dealer segment, increased $6.9 million, or 9.3%, from $74.2 million for the year ended December 31, 2013 to $81.1 million for the same period in 2014, primarily attributed to increase in public equity and strategic advisory revenues, partially offset by declines in debt and convertible revenues and private capital market and other revenues. The public equity underwriting revenues increase was attributed to higher revenue per transaction, partially offset by a decline in transactions. The strategic advisory revenues increase was attributed to additional transactions in 2014. The debt and convertible revenues decline was attributed to fewer transactions. The private capital market and other revenues declines were attributed to less revenue per transaction. As a percentage of total segment net revenues, investment banking revenues decreased from 48.2% for the year ended December 31, 2013 to 45.4% for the year ended December 31, 2014.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $2.3 million, or 9.3%, from $24.6 million for the year ended December 31, 2013 to $26.9 million for the year ended December 31, 2014. The increase was primarily driven by gains in our trading portfolio account. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 16.5% for the year ended December 31, 2013 to 14.7% for the year ended December 31, 2014. On an operating basis, brokerage revenues decreased from 16.2% for the year ended December 31, 2013 to 15.4% for the year ended December 31, 2014 as a percentage of segment net revenue after provision for loan losses.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2014	2013
Base management fees:
Fees reported as asset management fees	$13,192	$10,813
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	1,306	1,737
Less: Non-controlling interest in HCAP Advisors	(912)	(343)
Total base management fees	13,586	12,550

Incentive fees:
Fees reported as asset management fees	$27,428	$15,139
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	-	417
Less: Non-controlling interest in HCAP Advisors	(884)	-
Total incentive fees	26,544	15,556

Other fee income:
Fundraising fees	$3,335	$798
Total other fee income	3,335	798

Asset management related fees:
Fees reported as asset management fees	$40,620	$25,952
Fees reported as other income	3,335	798
Fees earned at HGC and HGC II	1,306	2,154
Less: Non-controlling interest in HCAP Advisors	(1,796)	(343)
Total Segment asset management related fee revenues	$43,465	$28,561

Fees reported as asset management fees increased $14.6 million, or 56.5%, from $26.0 million for the year ended December 31, 2013 to $40.6 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 17.4% for the year ended December 31, 2013 to 22.3% for the year ended December 31, 2014. Fees reported as other income increased $2.5 million, or 317.9%, from $0.8 million for the year ended December 31, 2013 to $3.3 million for the year ended December 31, 2014, mainly driven by revenues from equity method investments. As a percentage of total net revenues after provision for loan losses, other income increased from 0.5% for the year ended December 31, 2013 to 1.8% for the same period in 2014.

Total segment asset management related fees include base management fees and incentive fees for our funds and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party investment partnerships or funds. Total segment asset management related fees is a non-GAAP financial measure that adjusts our asset management related fees by reversing the elimination of those fees in the consolidation of HGC, HGC II and HCC LLC (through May 1, 2013). Total segment asset management fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $14.9 million from $28.6 million for the year ended December 31, 2013 to $43.5 million for the year ended December 31, 2014. The increase was attributed to increases in base management fees, incentive fees, and other fee income. Base management fees were $12.6 million and $13.6 million for the years ended December 31, 2013 and 2014, respectively. Base management fees reported as asset management fees increased $2.4 million from $10.8 million for the year ended December 31, 2013 to $13.2 million for the year ended December 31, 2014, and was driven by the increases of $1.2 million related to HCC, $1.1 million related Harvest Small Cap Partners (“HSCP”), partially offset by $0.3 million reduction in fees related to Harvest Opportunity Partners (“HOP II”). Other income increased $2.5 million, from $0.8 million to $3.3 million, driven by a $2.3 million increase in a revenue share agreement in 2014. Total incentive fees increased $10.9 million from $15.6 million for the year ended December 31, 2013 to $26.5 million for the same period in 2014. The increase in incentive fees was driven by an increase of $14.0 million related to HSCP, an increase of $1.8 million related to HCC, partially offset by a decline of $2.3 million related to HFF, and $1.0 million related by JMP Masters. On a segment reporting basis, asset management related fees increased from 18.7% for the year ended December 31, 2013 to 24.9% for the year ended December 31, 2014 as a percentage of operating net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $6.9 million from $20.7 million for the year ended December 31, 2013 to $13.8 million for the same period in 2014. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 13.9% for the year ended December 31, 2013 to 7.6% for the year ended December 31, 2014.

Total segment principal transaction revenues decreased $1.2 million from $7.9 million for the year ended December 31, 2013 to $6.7 million for the same period in 2014. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for both 2013 and 2014 were based entirely in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2014	2013

Equity and other securities excluding non-controlling interest	$2,417	$2,301
Warrants and other investments	(5)	1,706
Investment partnerships	4,308	3,852
Total Segment principal transaction revenues	6,720	7,859
Operating adjustment addbacks	(1,190)	569
Non-controlling interest in HGC and HGC II	8,318	12,299
Total principal transaction revenues	$13,848	$20,727

The decrease reflects less revenue from our warrants and other investments, partially offset by additional revenue from investment partnerships and equity and other securities excluding non-controlling interest. Revenues from warrants and other investments decreased by $1.7 million from $1.7 million for the year ended December 31, 2013 to revenues of $5 thousand for the year ended December 31, 2014. The decline was primarily related to $1.0 million decline in our investment in a private equity fund managed by a third party which invests in the growth technology sector and $1.1 million decrease related to one of our warrants. Revenues from our investment partnerships increased $0.4 million from $3.9 million for the year ended December 31, 2013 to $4.3 million for the year ended December 31, 2014, driven by $1.2 million increase related to HAS. Revenues from equity and other securities increased $0.1 million from $2.3 million for the year ended December 31, 2013 to $2.4 million for the same period in 2014. On a segment reporting basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 5.2% for the year ended December 31, 2013 to 3.8% for the year ended December 31, 2014.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain on sale, payoff and mark-to-market of loans decreased $2.3 million from a $1.8 million gain for the year ended December 31, 2013 to a $0.5 million loss for the same period in 2014. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans decreased from 1.2% for the year ended December 31, 2013 to 0.3% for the year ended December 31, 2014.

Gain on sale, payoff and mark-to-market of loans was earned in our Corporate segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. The segment reported gain on sale, payoff and mark-to-market of loans also excludes unrealized mark-to-market gains or losses on the investment portfolio at HCC LLC (through May 2, 2013). Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate segment decreased $2.2 million from $1.7 million for the year ended December 31, 2013 to a $0.5 million loss for the year ended December 31, 2014. Gain on sale, payoff and mark-to-market of loans decreased from 1.1% for the year ended December 31, 2013 to 0.3% for the year ended December 31, 2014 as a percentage of total segment net revenues.

Net Dividend Income

Net dividend income increased from $0.5 million for the year ended December 31, 2013 to $1.0 million for the same period in 2014, primarily related to dividends from our HCC investment. Dividends earned on our investment in HCC LLC were eliminated in consolidation prior to May 2, 2013.

Our net dividend income was earned in our Corporate segment. On a segment reporting basis, net dividend income decreased from $1.2 million to $1.0 million for the years ended December 31, 2013 and 2014, respectively, and primarily comprised of dividends from our investment in HCC LLC and HCC. As a percentage of total segment net revenues, net dividend income decreased from 0.8% for the year ended December 31, 2013 to 0.6% for the year ended December 31, 2014.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2014	2013
CLO I loan contractual interest income	$15,000	$18,233
CLO I ABS issued contractual interest expense	(4,030)	(4,390)
Net CLO I contractual interest	10,970	13,843

CLO II loan contractual interest income	$15,399	$8,341
CLO II ABS issued contractual interest expense	(6,784)	(4,841)
Net CLO I contractual interest	8,615	3,500

CLO III loan contractual interest income	$7,181	$-
CLO III ABS issued contractual interest expense	(3,026)	-
Net CLO I contractual interest	4,155	-

Bond Payable interest expense	(7,301)	(3,610)

Less: Non-controlling interest in CLOs	(1,539)	(1,152)

Other interest income	205	1,567

Total Segment net interest income	$15,105	$15,300

CLO I loan liquidity discount accretion	-	569
CLO I ABS liquidity discount amortization	-	(15,548)
Net CLO I liquidity discount amortization	-	(14,979)

HCC LLC interest income	-	2,393
HCC LLC interest expense	-	(630)
Net HCC LLC interest income	-	1,763

Non-controlling interest in CLOs	1,539	1,152

Total net interest expense	$16,644	$3,236

Net interest income increased $13.4 million, or 414.3% from $3.2 million for the year ended December 31, 2013 to $16.6 million for the year ended December 31, 2014. The increase primarily was attributed to the CLO I liquidity discount amortization in 2013. Net interest income included liquidity discount amortization of $14.9 million for the year ended December 31, 2013. Net interest income also included bond payable interest expense of $7.3 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. As a percentage of total net revenues after provision for loan losses, net interest expense increased from 2.2% for the year ended December 31, 2013 to 9.1% for the year ended December 31, 2014.

Total segment net interest income decreased from $15.3 million for the year ended December 31, 2013 to $15.1 million for the year ended December 31, 2014. Our total segment net interest income excludes net amortization of liquidity discounts on loans and asset-backed securities issued. Net interest income is earned primarily in our JMP Credit segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. We believe that presenting total segment net interest income is useful to investors as a means of assessing the performance of JMP Group’s combined credit activities. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income decreased from 10.0% for the year ended December 31, 2013 to 8.6% for the year ended December 31, 2014.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2014
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$15,000		$391,875	3.78%	0.23%	3.55%
CLO I ABS issued	(4,030)		(402,723)	1.12%	0.23%	0.89%
CLO II loan	15,399		326,391	4.65%	0.23%	4.42%
CLO II ABS issued	(6,784)		(319,105)	2.10%	0.23%	1.87%
CLO III loan	7,181		142,414	4.97%	0.25%	4.72%
CLO III ABS issued	(3,026)		(253,158)	2.49%	0.25%	2.24%
Net CLO	$23,740	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2013
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$15,000		$409,772	4.39%	0.28%	4.11%
CLO I ABS issued	(4,030)		(422,651)	1.02%	0.28%	0.74%
CLO II loan	15,399		182,117	4.52%	0.35%	4.17%
CLO II ABS issued	(6,784)		(320,000)	2.21%	0.35%	1.86%
Net CLO	$19,585	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses decreased $2.2 million, or 83.5%, from $2.6 million for the year ended December 31, 2013 to $0.4 million for the same period in 2014. The decline was primarily attributed to the historically low default rate environment experienced in our CLOs and the leveraged loan market, in general, over recent years. As a result of the recent historical results, we reduced our provision for loan losses. As a percent of net revenues after provision for loan losses, provision for loan losses decreased from 1.8% for the year ended December 31, 2013 to 0.2% for the year ended December 31, 2014.

Total segment provision for loan losses decreased from $1.1 million for the year ended December 31, 2013 to a reversal of $1.1 million for the year ended December 31, 2014. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Corporate segment in 2014, and in 2013. As a percent of total segment net revenues, segment provision for loan losses was 0.7% and 0.6% for the years ended December 31, 2013 and 2014, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, increased $21.1 million, or 20.6%, from $102.4 million for the year ended December 31, 2013 to $123.6 million for the year ended December 31, 2014.

Employee payroll, taxes and benefits, and consultant fees, increased $3.5 million, or 9.4%, from $37.4 million for the year ended December 31, 2013 to $40.9 million for the year ended December 31, 2014, primarily due to the effect of base pay increases made during 2014.

Performance-based bonus and commissions increased $13.4 million, or 22.4%, from $59.9 million for the year ended December 31, 2013 to $73.3 million for the same period in 2014. The increase was primarily due to an increase in total net revenues after provision for loan losses from $149.2 million for the year ended December 31, 2013 to $182.5 million for the same period in 2014.

Equity-based compensation increased $4.0 million, or 74.1%, from $5.4 million for the year ended December 31, 2013 to $9.4 million for the year ended December 31, 2014. The increase is primarily attributed to $2.8 million of expense related to RSUs issued in connection with the 2013 annual bonus, and an increase in share option expenses of $1.0 million.

Compensation and benefits as a percentage of net revenues after provision for loan losses decreased from 68.6% for the year ended December 31, 2013 to 67.7% for the same period in 2014.

Compensation and benefits in our operating net income, which includes 100% of deferred compensation expense and excludes RSU expense, increased from $104.4 million for the year ended December 31, 2013 to $121.0 million for the year ending December 31, 2014. This increase was attributed to the performance-based bonus and commissions. See “Operating Net Income (Non-GAAP Financial Measure),” above.

Administration

Administration expenses decreased $1.4 million, or 15.6%, from $8.7 million for the year ended December 31, 2013 to $7.3 million for the year ended December 31, 2014. The decrease primarily related to $2.5 million underwriting expenses paid by HCAP Advisors in connection with an agreement with HCC in 2013, partially offset by commercial rent tax associated with our New York property. As a percentage of total net revenues after provision for loan losses, administration expense was 5.8% and 4.0% of total net revenues after provision for loan losses for the years ended December 31, 2013 and 2014, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.2 million, or 6.7%, from $3.5 million for the year ended December 31, 2013 to $3.3 million for the year ended December 31, 2014. The decrease was primarily due to a decline in trading volume. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.4% for the year ended December 31, 2013 to 1.8% for the year ended 2014.

Travel and Business Development

Travel and business development expense decreased $0.3 million, or 6.6%, from $4.4 million for the year ended December 31, 2013 to $4.1 million for the year ended December 31, 2014. The decline reflects an increase of reimbursements from clients, which offset travel expense. Travel expense increased $0.2 million, from $5.7 million for the year ended December 31, 2013 to $5.9 million for the year ended December 31, 2014, reflecting a 3.5% increase in travel. Reimbursements from clients, which offset travel expense, were $1.2 million and $1.8 million for the years ended December 31, 2013 and 2014, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.0% and 2.3% for the years ended December 31, 2013 and 2014, respectively.

Communications and Technology

Communications and technology expense increased $0.3 million, or 8.7%, from $3.5 million for the year ended December 31, 2013 to $3.8 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 2.4% for the year ended December 31, 2013 to 2.1% for the year ended December 31, 2014.

Professional Fees

Professional fees increased $0.7 million, or 19.9%, from $4.0 million for the year ended December 31, 2013 to $4.7 million for the year ended December 31, 2014. The increase primarily was attributed to $0.8 million professional costs relating to the conversion of our Company to a publicly-traded-partnership. As a percentage of total net revenues after provision for loan losses, professional fees remained at 2.6% for both the years ended December 31, 2013 and 2014.

Other Expenses

Other expenses increased $0.5 million, or 9.4%, from $5.1 million for the year ended December 31, 2013 to $5.6 million for the year ended December 31, 2014. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 3.4% for the year ended December 31, 2013 to 3.1% for the same period in 2014.

Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $1.4 million from $10.0 million for the year ended December 31, 2013 to $8.6 million of income for the year ended December 31, 2014. Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in CLO I, CLO II, CLO III (effective September 30, 2014), HGC, HGC II, and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2013 includes the interest of third parties in CLO I, CLO II (effective April 30, 2013), HGC, HGC II, HCC LLC (effective through May 2, 2013), and HCAP Advisors (effective May 1, 2013), all partially-owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected declines of $3.3 million related to HGC and HGC II, $1.1 million related to HCC LLC, which was deconsolidated on May 2, 2013, partially offset by a $2.5 million increase at HCAP Advisors.

Provision for Income Taxes

For the years ended December 31, 2014 and 2013, we recorded a tax expense of $8.0 million and $4.0 million, respectively. The effective tax rate for the years ended December 31, 2014 and 2013 was 26.7% and 22.5%, respectively. The increase in the effective tax rate was primarily attributable to deconsolidation of HCC LLC, which was consolidated for financial reporting purposes but not for tax purposes.

Our operating net income assumes a combined federal, state and local income tax rate of 38% for both the years ended December 31, 2013 and 2014, respectively. Segment income tax expense increased $1.8 million from $8.3 million for the year ended December 31, 2013 to $10.1 million for the year ended December 31, 2014.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2015 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2015, we had net liquid assets of $91.5 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2015 and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from our initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2015 and December 31, 2014, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $13.3 million and $138.7 million, respectively, which represented 1.0% and 9.1% of total assets, respectively. Level 3 assets decreased by $125.4 million, driven by the adjustment for adoption of new consolidation accounting guidance. Under this new guidance, effective January 1, 2015 the Company no longer consolidates the $123.5 million Level 3 assets held at HGC and HGC II.

Liquidity Considerations Related to CLOs and TRS

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $4.7 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition date. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLOs is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We have been in compliance with all OC tests on the determination dates since February 2010. However, prior to February 2010, we have been in violation and may be in violation in the future. If CLOs were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At December 31, 2015, we had $969.7 million of loans collateralizing asset-backed securities, net, $51.2 million of restricted cash and $2.6 million of interest receivable funded by $934.4 million of asset-backed securities issued, net, and interest payable of $3.8 million. These assets and liabilities represented 80.1% of total assets and 83.4% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2015.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category, and industry as of December 31, 2015.

(Dollars in thousands)			As of December 31, 2015
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	59	4/2016	-	11/2022	$25,288
$500	-	$2,000	389	6/2016	-	12/2022	521,108
$2,000	-	$5,000	106	7/2016	-	4/2022	289,955
$5,000	-	$10,000	19	4/2018	-	4/2020	145,059
Total			573				$981,410

(Dollars in thousands)	As of December 31, 2015
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	18	$32,971	3.4%
Automobile	29	62,743	6.4%
Banking, Finance, Insurance & Real Estate	28	42,367	4.3%
Beverage, Food & Tobacco	27	56,035	5.7%
Broadcasting and Entertainment	2	2,412	0.2%
Capital Equipment	21	30,016	3.1%
Chemicals, Plastics and Rubber	19	47,149	4.8%
Construction & Building	14	17,590	1.8%
Containers, Packaging and Glass	22	28,830	2.9%
Diversified/Conglomerate Manufacturing	6	7,526	0.8%
Diversified/Conglomerate Service	10	16,992	1.7%
Ecological	3	3,277	0.3%
Electronics	5	17,638	1.8%
Energy: Electricity	8	17,296	1.8%
Energy: Oil & Gas	15	17,783	1.8%
Environmental Industries	12	15,468	1.6%
Farming & Agriculture	1	1,451	0.1%
Forest Products & Paper	4	7,238	0.7%
Grocery	1	-	0.0%
Healthcare & Pharmaceuticals	27	40,302	4.1%
Healthcare, Education & Childcare	10	28,421	2.9%
High Tech Industries	36	61,483	6.3%
Home and Office Furnishings, Housewares and Durable Consumer Products	3	6,000	0.6%
Hotel, Gaming & Leisure	34	71,779	7.3%
Insurance	2	3,132	0.3%
Leisure, Amusement, Motion Pictures & Entertainment	4	8,586	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	694	0.1%
Media, Advertising, Printing & Publishing	9	21,401	2.2%
Media: Broadcasting & Subscription	17	26,532	2.7%
Media: Diversified & Production	3	6,199	0.6%
Metals & Mining	14	21,772	2.2%
Personal & Non-Durable Consumer Products	27	43,234	4.4%
Personal, Food and Miscellaneous Services	4	3,414	0.3%
Retailer	34	54,265	5.5%
Services: Business	36	61,664	6.3%
Services: Consumer	19	36,108	3.8%
Telecommunications	16	21,220	2.2%
Textiles & Leather	1	2,270	0.2%
Transportation: Cargo	17	16,286	1.7%
Transportation: Consumer	3	3,913	0.4%
Utilities	10	15,982	1.6%
Wholesale	1	1,971	0.2%
	573	$981,410	100.0%

(Dollars in thousands)	As of December 31, 2015
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	109	$183,586	18.7%
B2	220	334,752	34.1%
B3	89	149,336	15.2%
Ba1	20	57,196	5.8%
Ba2	41	79,900	8.1%
Ba3	71	145,915	14.9%
Baa2	3	4,889	0.5%
Baa3	2	1,712	0.2%
Ca	2	3,211	0.4%
Caa1	12	15,623	1.6%
Caa2	4	5,290	0.5%
Total	573	$981,410	100%

Our maximum exposure on the TRS is the $25.0 million deposit plus any margin call amounts. We monitor the portfolio continuously, updating the collateral pricing and ratings daily. The facility is under-levered as the max borrowings are $167.0 million and we maintain it between approximately $100.0 million - $110.0 million.

Other Liquidity Considerations

As of December 31, 2015, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Group LLC or JMP Securities.

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

Prior to April 30, 2014, we were party to a credit agreement (the “Credit Agreement”) with City National Bank (“CNB”) that provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all of our credit facilities did not exceed $58.5 million. The unused portion of the line of credit incurred an unused facility fee at the rate of 0.25% per annum, paid quarterly. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Group and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company had no outstanding balance on this line of credit as of December 31, 2015.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Group LLC and its subsidiaries. As of December 31, 2015, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of our executive committee fail to be actively involved on an ongoing basis in the management of JMP Group LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Group LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the Broker/Deal Line of Credit bears interest at the rate of 0.25% per annum, paid monthly. The Broker/Dealer Line of Credit was scheduled to mature on May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to the Revolving Note and Cash Subordination Agreement (the “Revolving Note Amendment”). Pursuant to this Revolving Note Amendment, the Broker/Dealer Line of Credit, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the Broker/Dealer Line of Credit. There was no borrowing on this line of credit as of December 31, 2015.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a large portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2015, we paid out $50.3 million of cash bonuses for 2014, excluding employer payroll tax expense.

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The Company’s board of directors declared the following distributions in the year ended December 31, 2015.

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 12, 2015	$0.035	January 30, 2015	$742,569	February 13, 2015
January 12, 2015	$0.035	February 27, 2015	$742,569	March 13, 2015
January 12, 2015	$0.035	March 31, 2015	$742,569	April 15, 2015
April 13, 2015	$0.037	April 30, 2015	$785,456	May 15, 2015
April 13, 2015	$0.037	May 29, 2015	$785,456	June 15, 2015
April 13, 2015	$0.037	June 30, 2015	$785,456	July 15, 2015
July 16, 2015	$0.040	July 31, 2015	$849,633	August 14, 2015
July 16, 2015 (1)	$0.030	July 31, 2015	$637,225	August 14, 2015
July 16, 2015	$0.040	August 31, 2015	$849,633	September 15, 2015
July 16, 2015	$0.040	September 30, 2015	$849,963	October 15, 2015
October 15, 2015	$0.040	October 30, 2015	$848,348	November 13, 2015
October 15, 2015	$0.040	November 30, 2015	$848,348	December 15, 2015
October 15, 2015	$0.040	December 31, 2015	$851,319	January 15, 2016

(1)	Special distribution.

During the years ended December 31, 2015 and 2014, the Company repurchased 774,356 shares and 1,777,276 shares, respectively, of the Company’s common share at an average price of $5.72 per share and $6.58 per share, respectively, for an aggregate purchase price of $4.4 million and $11.7 million, respectively. Of the total shares repurchased during the years ended December 31, 2015 and 2014, 561,979 shares and 445,601 shares, respectively, were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

We had total restricted cash of $66.1 million, comprised primarily of $51.2 million of restricted cash at JMP Investment Holdings on December 31, 2015. This balance was comprised of $10.6 million in interest received from loans in the CLOs, and $40.7 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from our initial public offering and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of our common shares, halting cash distributions on our common shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $25.1 million and $64.3 million, which were $23.0 million and $63.3 million in excess of the required net capital of $2.1 million and $1.0 million at December 31, 2015 and 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.25 to 1 and 0.19 to 1 at December 31, 2015 and 2014, respectively.

A condensed table of cash flows for the years ended December 31, 2015, 2014 and 2013 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
Cash flows (used in) provided by operating activities	$(3,810)	$6,444	$32,039	$(10,254)	-159.1%	$(25,595)	-79.9%
Cash flows provided by (used in) investing activities	62,587	(303,606)	(393,000)	366,193	120.6%	89,394	22.7%
Cash flows (used in) provided by financing activities	(91,588)	332,618	359,792	(424,206)	-127.5%	(27,174)	7.6%
Total cash flows	$(32,811)	$35,456	$(1,169)	$(68,267)	-5839.8%	$36,625	3133.0%

Cash Flows for the Year Ended December 31, 2015

Cash decreased by $32.8 million during the year ended December 31, 2015, driven by cash used in financing activities.

Our operating activities used $3.8 million of cash from the net income of $6.8 million, partially offset by cash provided in the change in operating assets and liabilities of $11.5 million, adjusted for the cash used in the non-cash revenue and expense items of $0.9 million. The net change in operating assets and liabilities was driven by a decrease of $32.1 million in accrued compensation, partially offset by a decrease in other assets of $11.4 million. The non-cash revenue and expense items included $8.3 million share-based compensation expense, $1.5 million amortization of original issue discount, related to CLO II and CLO III, partially offset by $3.6 million incentive fees reinvested in general partnership interests, $3.4 million realized loss on other investments, and $3.7 million change in the fair value in other investments.

Our investing activities provided $62.6 million of cash primarily due to the sale and payoff of loans collateralizing ABS issued of $289.7 million, $70.4 million principal receipts on loans collateralizing ABS, partially offset by funding of loans collateralizing ABS issued of $291.7 million and the purchases of other investments of $22.7 million.

Our financing activities used $91.6 million of cash primarily due to the $68.2 million repayment of asset backed securities, $10.2 million distribution and distribution equivalents paid on common shares and RSUs, and $9.1 million distributions to non-controlling interest shareholders.

Cash Flows for the Year Ended December 31, 2014

Cash increased by $35.5 million during the year ended December 31, 2014, driven by cash provided by financing activities.

Our operating activities provided $6.4 million of cash from the net income of $22.0 million, partially offset by cash provided in the change in operating assets and liabilities of $9.3 million, adjusted for the cash used in the non-cash revenue and expense items of $6.2 million. The net change in operating assets and liabilities was driven by an increase of $23.5 million in restricted cash, partially offset by an increase in accrued compensation of $7.8 million. The non-cash revenue and expense items included $17.9 million incentive fees reinvested in general partnership interests, $16.3 million adjustment of fair value in other investments, partially offset by a release of deferred tax assets of $17.5 million.

Our investing activities used $303.6 million of cash primarily due to the funding of loans collateralizing ABS issued of $673.6 million and the purchases of other investments of $49.8 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $301.6 million and $60.8 million of repayments on loans collateralizing ABS. The increase in funding of loans collateralizing ABS primarily relates to the issuance of CLO III.

Our financing activities provided $332.6 million of cash primarily due to proceeds from asset-backed securities of $329.3 million, proceeds from the CLO III credit warehouse of $207.4 million, and proceeds from the 2014 bond issuance of $48.3 million, partially offset by the $207.4 million repayment of the CLO III credit warehouse and $45.7 million repayment of asset backed securities. Proceeds from the issuance of ABS are not available for use by the Company and are restricted to lending activities by the CLOs.

Cash Flows for the Year Ended December 31, 2013

Cash decreased by $1.2 million during the year ended December 31, 2013, driven by cash used in investing activities.

Our operating activities provided $32.0 million of cash from the net income of $13.6 million and cash provided in the change in operating assets and liabilities of $30.9 million, adjusted for the cash used in the non-cash revenue and expense items of $12.5 million. The net change in operating assets and liabilities was driven by an increase in accrued compensation of $38.4 million, partially offset by an increase of marketable securities of $14.9 million and an increase of receivables of $7.1 million. The non-cash revenue and expense items included a $16.5 million adjustment of fair value in other investments and $7.8 million incentive fees reinvested in general partnership interests, partially offset by net amortization expense of liquidity discount of $14.9 million.

Our investing activities used $393.0 million of cash primarily due to the funding of loans collateralizing ABS issued of $590.9 million and the purchases of other investments of $76.5 million, partially offset by cash provided by sales and payoff of loans collateralizing ABS issued of $220.1 million, an increase of restricted cash reserved for lending of $339.4 million and $49.3 million of repayments on loans collateralizing ABS. The increase in funding of loans collateralizing ABS primarily relates to the issuance of CLO II.

Our financing activities provided $359.8 million of cash primarily due to proceeds from the issuance of ABS of $311.6 million, proceeds from capital contributions from non-controlling interest holders of $64.6 million and proceeds from bond issuance of $46.0 million, partially offset by $28.2 million repayment of the line of credit, $26.7 million repayment of asset backed securities, and $10.5 million repayment of note payable. Proceeds from the issuance of ABS are not available for use by the Company and are restricted to lending activities by the CLOs.

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2015:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Bond Payable	$94,300	$		$-	$-	$94,300
Asset-backed securities issued due 2021 - 2025	942,517		127,183	385,923	335,941	93,470
Contractual interest payments (1)	89,175		22,466	40,859	23,342	2,508
Operating lease obligations	21,804		4,339	7,333	2,332	7,800
Purchase obligations	163		40	80	43	-
Commitments to lend (2)	15,660		15,660	-	-	-
Commitments under standby letters of credit (3)	126		126	-	-	-
Total payments	$1,163,745		$169,814	$434,195	$361,658	$198,078

(1)	Estimated future interest payments related to CLO Notes based on applicable interest rates as of December 31, 2015.
(2)	Unsettled trades to purchase loans at JMP Credit. The funds for such unsettled trades are included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2015.
(3)

Conditional commitments issued by JMP Credit to guarantee the performance by a borrower to a third party. The cash collateral supporting these standby letters of credit is included in restricted cash on the Consolidated Statement of Financial Condition at December 31, 2015.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $15.2 million and $24.3 million and standby letters of credit of $1.6 million and $2.3 million as of December 31, 2015 and 2014, respectively. These commitments do not extend to JMP Group LLC.

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

We had no other material off-balance sheet arrangements as of December 31, 2015. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in Item 1A “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•

the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimate or assumption on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

Valuation of Financial Instruments

The Company measures fair value in accordance with GAAP and expands disclosures with respect to fair value measurements. The accounting principles related to fair value measurement apply to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in marketable securities owned, at fair value, other investments and marketable securities sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Most of our financial instruments, other than loans collateralizing asset-backed securities issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. Marketable securities owned, Other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and Marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations. Small business loans (through the deconsolidation of HCC at May 2, 2013) are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Gain on sale, payoff and mark-to-market of loans in the accompanying Consolidated Statements of Operations.

Fair value of our financial instruments is generally obtained from quoted market prices, third-party pricing services, or alternative pricing methodologies that we believe offer reasonable levels of price transparency. Valuations obtained from pricing services are considered reflective of executable prices. Data obtained from multiple sources are compared for consistency and reasonableness. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology and other factors generally pertinent to the valuation of financial instruments.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

The Company estimates the fair value of its investments in private investment funds managed by third parties using the net asset value per share of those funds, as a practical expedient.

Also included in other investments are warrants on public and private common stock owned by JMP Securities and HCC LLC (through May 2, 2013), private equity securities owned by HGC and HGC II (through December 31, 2014), HCC LLC (through May 2, 2013) and JMP Capital, the investments in private companies sponsored by JMP Group LLC and JMP Capital, an interest rate cap derivative instrument, and a forward contract owned by HGC. The warrants on public and private common stock are generally received as a result of investment banking transactions and are valued at estimated fair value as determined by management. Warrants owned at JMP Securities are valued at the date of issuance and marked-to-market as unrealized gains and losses until realized. Estimated fair value is determined using the Black-Scholes Options Valuation methodology. The fair value of the warrants and other equity securities owned by HCC LLC is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The fair value of the private equity securities and the forward contract owned by HGC, HGC II and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity. The investments in private companies sponsored by JMP Group LLC and JMP Capital are held using the equity method or fair value option.

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2015:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Private Equity Funds Managed by HCS	Limited Partner in Private Equity Fund	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$28,493	$13,284	$-	$-	$-	$-	$-	$41,777
Black Scholes options valuation	-	-	-	-	-	-	-	-
Observable market based inputs	-	-	38,588	-	-	-	38,588	38,588
Valuation determined by third party general partners	-	-	-	19	-	9,250	9,269	9,269
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	4,057	-	4,057	4,057
Totals	$28,493	$13,284	$38,588	$19	$4,057	$9,250	$51,914	$93,691

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	44.6%
Observable market based inputs	0.0%	0.0%	74.3%	0.0%	0.0%	0.0%	74.3%	41.2%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	0.0%	17.8%	17.9%	9.9%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	7.8%	0.0%	7.8%	4.3%
Totals	100.0%	100.0%	74.3%	0.1%	7.8%	17.8%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
(3)

Other investments consist of interests in hedge funds and funds of funds managed by HCS, limited partnership interests in private investment funds managed by third parties that invest in predominately private securities and warrants in public and private common stock.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership and limited partnership interests in investment partnerships, managed by our asset management subsidiary. Such investments are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership. These interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The net assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market for such securities. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our asset management subsidiary in its capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, as required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

We earn base management fees from the investment partnerships that we manage generally based on the net assets of the underlying partnerships. In addition, we are entitled to allocations of the appreciation and depreciation in the fair value of the underlying partnerships from our general partnership interests in the partnerships. Such allocations are based on the terms of the respective partnership agreements.

We are also entitled to receive incentive fee allocations from the investment partnerships when the return exceeds a specified high-water mark or hurdle rate over a defined performance period. Incentive fees are recorded after the quarterly or annual investment performance period is complete and may vary depending on the terms of the fee structure applicable to an investor.

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are recorded at their fair value as of the acquisition date, which then becomes the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition are written off at that date.

For those loans acquired with evidence of deterioration of credit quality since origination, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. The accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

For those loans without evidence of deterioration in credit quality since origination, any difference between the Company’s initial investment in the loan and its par value is recorded as a premium or discount, which is amortized or accreted in interest income as a yield adjustment over the contractual life of the loan using the effective interest method, in accordance with ASC 310-20, Nonrefundable Fees and Other Costs.

The Company reviews its loan portfolio at the end of each quarter to identify specific loss reserves on impaired loans or to record losses inherent in the homogenous loan portfolio. As loans collateralizing asset-backed securities issued are considered similar in nature, given the loan terms, ratings and average life expectancy, they are reviewed collectively in the quarterly assessment of loan loss reserves. Even when there are no credit losses identified in any individual loans, experience indicates there are losses inherent in the pooled loan portfolios as of the balance sheet date. The Company uses its loan loss model to estimate the unidentified losses that are inherent in the portfolio as of the balance sheet date and records provisions to its allowance for loan losses quarterly.

For loans acquired at a discount that are not accounted for under ASC 310-30, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined using the guidance in ASC 450. No allowance on these loans will be recognized until the current book value is accreted past the level of incurred loss. For loans acquired at a premium, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined in accordance with ASC 450, based on the contractual principal balances. Given the existence of the premium on these loans, the allowance recorded subsequent to acquisition is based on the Company’s quarterly allowance methodology and represents losses inherent in the homogeneous loan portfolio at the balance sheet date. Accordingly, if the Company were to acquire loans at a premium during a particular period, the Company would record an allowance at the end of the quarter in which the loans were acquired.

Refer to “Allowance for Loan Losses” section below for the Company’s quarterly assessment process.

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment.

Restructured loans are considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. The Company has received equity interest in certain debtors as compensation for reducing the loan principal balance in some cases.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that the Company believes are reflective of the underlying loan losses being estimated.

In accordance with the authoritative guidance under GAAP on loss contingencies, the Company provides a base allowance on a loan by loan basis for loans at JMP Credit that are not impaired and were purchased after the CLO I acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

In accordance with the authoritative guidance under GAAP on loan impairment, any required impairment allowances are included in the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, loan loss provisions are calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, this reduction is recognized as specific loan loss provision in the current quarter in accordance with above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value then that reduction from the carrying value is booked as provision for loan losses. Therefore at the date of assessment, if the total discount from unpaid principal balance to carrying value is larger than the expected loss, no provision for loan losses is recognized for those loans acquired at CLO I but deemed impaired subsequent to their acquisition.

Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Asset-backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by the CLOs. The Company consolidated the CLOs for financial reporting purposes. At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount will be amortized into interest expense over the expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

Legal and Other Contingent Liabilities

We are involved in various pending and potential complaints, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of complaints, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with authoritative guidance under GAAP on contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential complaints, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

If a potential adverse contingency should become probable or resolved for an amount in excess of the established reserves during any period, our results of operations in that period and, in some cases, succeeding periods, could be adversely affected.

Income Taxes

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting the Company, refer to Note 3 in the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

 Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 1,000 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than as principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. We engaged in a forward contract derivative and a swaption derivative in 2012 and 2014, respectively, to secure the acquisition of certain private equity securities. In the future, we may utilize other hedging strategies such as equity derivative trades.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $28.5 million as of December 31, 2015. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $13.8 million as of December 31, 2015. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2015, using a hypothetical 10% decline in prices, is estimated to be approximately $1.5 million. In addition, as of December 31, 2015, we have invested $42.7 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2015, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $4.3 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. As we believe we have mitigated our interest rate risk on our interest-sensitive liabilities, except liabilities of the CLOs, by entering into an interest rate cap through the maturity of these liabilities, we do not believe a 10% increase or decrease in interest rates would have a material effect on our interest income or expense.

As of December 31, 2015, approximately 88.5% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.97%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of JMP Group LLC is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group LLC and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 11, 2016

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2015	2014

Assets
Cash and cash equivalents	$68,551	$101,362
Restricted cash and deposits	52,572	51,834
Receivable from clearing broker (includes cash on deposit with clearing broker of $250 at 12/31/15 and $220 at 12/31/14)	14,586	16,553
Investment banking fees receivable, net of allowance for doubtful accounts of zero and $5 as of 12/31/15 and 12/31/14	5,044	10,439
Marketable securities owned, at fair value	28,493	29,466
Incentive fee receivable	4,397	7,092
Other investments (includes $51,914 and $206,819 measured at fair value at December 31, 2015 and 2014, respectively)	68,859	208,947
Loans held for investment, net of allowance for loan losses	2,595	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	1,038,848
Interest receivable	3,620	2,885
Cash collateral posted for total return swap	25,000	0
Fixed assets, net	3,929	2,233
Deferred tax assets	8,315	10,570
Other assets	21,875	33,966
Total assets	$1,277,501	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$13,284	$15,048
Accrued compensation	39,470	54,739
Asset-backed securities issued	934,392	1,001,137
Interest payable	5,377	5,568
Bond payable	94,300	94,300
Deferred tax liability	14,693	19,161
Other liabilities	23,091	37,310
Total liabilities	1,124,607	1,227,263

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common share, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2015 and 2014; 21,282,977 and 21,216,258 shares outstanding at December 31, 2015 and 2014, respectively	23	23
Additional paid-in capital	135,003	134,800
Treasury share, at cost, 1,497,075 and 1,563,794 shares at December 31, 2015 and 2014, respectively	(6,763)	(10,316)
Retained earnings (Accumulated deficit)	(3,151)	8,090
Total JMP Group LLC stockholders' equity	125,112	132,597
Nonredeemable Non-controlling Interest	27,782	156,332
Total equity	152,894	288,929
Total liabilities and equity	$1,277,501	$1,516,192

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	As of December 31,
	2015	2014

Cash and cash equivalents	$1,311	$1,294
Restricted cash	51,220	50,617
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	1,038,848
Interest receivable	2,575	2,861
Incentive fees receivable	990	902
Deferred tax assets	-	1,063
Other assets	4,577	5,156
Total assets of consolidated VIEs	$1,030,338	$1,100,741

Accrued compensation	761	540
Asset-backed securities issued	934,392	1,001,137
Note payable (1)	2,500	2,500
Interest payable	3,781	4,107
Deferred tax liability	-	1,317
Other liabilities	1,360	1,378
Total liabilities of consolidated VIEs	$942,794	$1,010,979

(1)	Balance inclusive of intercompany loan.

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenues
Investment banking	$63,116	$81,070	$74,173
Brokerage	25,577	26,916	24,625
Asset management fees	24,791	40,620	25,952
Principal transactions	7,409	13,848	20,727
(Loss) gain on sale, payoff and mark-to-market of loans	(1,604)	(492)	1,806
Net dividend income	1,041	1,001	535
Other income	943	3,335	798
Non-interest revenues	121,273	166,298	148,616

Interest income	50,801	40,042	33,346
Interest expense	(29,740)	(23,398)	(30,110)
Net interest income	21,061	16,644	3,236

Provision for loan losses	(1,090)	(436)	(2,637)

Total net revenues after provision for loan losses	141,244	182,506	149,215

Non-interest expenses
Compensation and benefits	103,560	123,580	102,432
Administration	7,229	7,310	8,660
Brokerage, clearing and exchange fees	3,378	3,304	3,543
Travel and business development	4,746	4,123	4,416
Communications and technology	3,929	3,843	3,534
Occupancy	3,657	3,337	3,245
Professional fees	4,313	4,738	3,953
Depreciation	1,177	931	921
Other	2,243	1,342	960
Total non-interest expenses	134,232	152,508	131,664
Net income before income tax expense	7,012	29,998	17,551
Income tax expense	221	8,015	3,950
Net income	6,791	21,983	13,601
Less: Net income attributable to nonredeemable non-controlling interest	6,999	8,631	9,973
Net income (loss) attributable to JMP Group LLC	$(208)	$13,352	$3,628

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.01)	$0.59	$0.16
Diluted	$(0.01)	$0.57	$0.16

Distributions declared per common share	$0.486	$0.225	$0.145

Weighted average common shares outstanding:
Basic	21,237	21,481	22,158
Diluted	21,237	23,542	23,317

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2015	2014	2013

Net income	$6,791	$21,983	$13,601
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	-	55
Comprehensive income	6,791	21,983	13,656
Less: Comprehensive income attributable to non-controlling interest	6,999	8,631	9,973
Comprehensive income (loss) attributable to JMP Group LLC	$(208)	$13,352	$3,683

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
	Common Stock		Treasury	Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Nonredeemable Non- controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2012	22,780	$23	$(1,007)	$128,318	$(408)	$(55)	$60,272	$187,143
Net income	-	-	-	-	3,628	-	9,973	13,601
Additional paid-in capital - share-based compensation	-	-	-	4,148	-	-	-	4,148
Dividends and dividend equivalents declared on common share and restricted share units	-	-	-	-	(3,329)	-	-	(3,329)
Purchases of shares of common share for treasury	-	-	(5,783)	-	-	-	-	(5,783)
Reissuance of shares of common share from treasury	-	-	714	81	-	-	-	795
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,913)	(3,913)
Unrealized gain on cash flow hedge, net of tax	-	-	-	-	-	55	-	55
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	67,712	67,712
Deconsolidation of subsidiary (Note 2)	-	-	-	-	-	-	(23,189)	(23,189)
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240
Net income	-	-	-	-	13,352	-	8,631	21,983
Additional paid-in capital - share-based compensation	-	-	-	1,226	-	-	-	1,226
Additonal paid-in capital - excess tax benefit related to share-based compensation	-	-	-	(175)	-	-	-	(175)
Dividends and dividend equivalents declared on common share and restricted share units	-	-	-	-	(5,153)	-	-	(5,153)
Purchases of shares of common share for treasury	-	-	(11,702)	-	-	-	-	(11,702)
Reissuance of shares of common share from treasury	-	-	7,462	953	-	-	-	8,415
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,175)	(3,175)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	20,954	20,954
Sale of subsidiary shares to non-controlling interest holders	-	-	-	1,093	-	-	24,223	25,316
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$-	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	-	(126,934)	(126,934)
Net income (loss)	-	-	-	-	(208)	-	6,999	6,791
Additional paid-in capital - share-based compensation	-	-	-	244	-	-	-	244
Additonal paid-in capital - excess tax benefit related to share-based compensation	-	-	-	(157)	-	-	-	(157)
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(11,033)	-	-	(11,033)
Purchases of shares of common share for treasury	-	-	(4,432)	-	-	-	-	(4,432)
Reissuance of shares of common share from treasury	-	-	7,985	116	-	-	-	8,101
Distributions to non-controlling interest holders	-	-	-	-	-	-	(9,079)	(9,079)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	464	464
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$-	$27,782	$152,894

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$6,791	$21,983	$13,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal) provision for doubtful accounts	(7)	5	2
Provision for loan losses	1,090	436	2,637
Accretion of deferred loan fees	(1,827)	(1,202)	(1,795)
Amortization of liquidity discount, net	(131)	(119)	14,867
Amortization of debt issuance costs	423	399	31
Amortization of original issue discount, related to CLO II and CLO III	1,457	1,036	580
Interest paid in kind	(198)	(168)	(485)
Loss (gain) on sale and payoff of loans	1,604	492	(1,806)
Change in other investments:
Fair value	(3,732)	(16,260)	(16,482)
Incentive fees reinvested in general partnership interests	(3,614)	(17,863)	(7,753)
Change in fair value of small business loans	-	-	(90)
Change in fair value of total return swap	1,950	-	-
Realized loss on other investments	(3,395)	(755)	(2,895)
Depreciation and amortization of fixed assets	1,177	931	921
Share-based compensation expense	8,345	9,431	5,371
Deferred income tax (benefit) expense	(2,213)	17,457	(5,554)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(735)	(841)	(647)
Decrease (increase) in receivables	10,064	1,849	4,888
Decrease (increase) in marketable securities	973	(171)	(14,948)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	814	(4,679)	(3,159)
Decrease (increase) in other assets	11,445	(17,435)	1,977
(Decrease) increase in marketable securities sold, but not yet purchased	(1,764)	1,299	2,182
(Decrease) increase in interest payable	(191)	2,801	2,179
(Decrease) increase in accrued compensation and other liabilities	(32,136)	7,818	38,417
Net cash (used in) provided by operating activities	(3,810)	6,444	32,039

Cash flows from investing activities:
Purchases of fixed assets	(2,873)	(1,072)	(350)
Purchases of other investments	(22,727)	(49,778)	(76,450)
Sales or distributions of other investments	46,952	52,626	13,580
Funding of loans collateralizing asset-backed securities issued	(291,660)	(673,586)	(590,932)
Funding of small business loans	-	-	(1,250)
Funding of loans held for investment	(640)	(1,172)	(825)
Sale and payoff of loans collateralizing asset-backed securities issued	289,720	301,646	220,122
Principal receipts on loans collateralizing asset-backed securities issued	70,387	60,755	49,324
Principal receipts on loans held for investment	240	-	-
Net change in restricted cash reserved for lending activities	(1,552)	6,975	7,125
Net changes in cash collateral posted for total return swap	(25,000)	-	-
Cash associated with consolidation / deconsolidation of subsidiaries	(260)	-	(13,344)
Net cash provided by (used in) investing activities	62,587	(303,606)	(393,000)

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of note payable	-	5,000	15,000
Proceeds from borrowing on line of credit	-	-	3,045
Proceeds from bond issuance	-	48,300	46,000
Proceeds from CLO III warehouse	-	207,393	-
Proceeds from asset-backed securities issued	-	329,339	311,562
Payments of debt issuance costs	-	(1,740)	(1,694)
Repayment of note payable	-	(20,000)	(10,486)
Repayment of line of credit	-	(2,895)	(28,227)
Repayment of CLO III warehouse	-	(207,393)	-
Repayment of asset-backed securities issued	(68,202)	(45,661)	(26,723)
Distribution and distribution equivalents paid on common shares and RSUs	(10,182)	(5,153)	(3,329)
Purchases of common shares for treasury	(4,432)	(11,702)	(5,783)
Capital contributions of redeemable non-controlling interest holders	-	-	134
Capital contributions of nonredeemable non-controlling interest holders	464	20,954	64,634
Distributions to non-controlling interest shareholders	(9,079)	(3,175)	(3,913)
Purchase of subsidiary shares from non-controlling interest holders	-	(6,000)	-
Cash settlement of share-based compensation	-	(140)	(428)
Sale of subsidiary shares to non-controlling interest holders	-	25,316	-
Excess tax benefit related to share-based compensation	(157)	175	-
Net cash (used in) provided by financing activities	(91,588)	332,618	359,792
Net (decrease) increase in cash and cash equivalents	(32,811)	35,456	(1,169)
Cash and cash equivalents, beginning of period	101,362	65,906	67,075
Cash and cash equivalents, end of period	$68,551	$101,362	$65,906

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,912	$18,306	$11,560
Cash paid during the period for taxes	$697	$6,554	$6,912

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units and exercises of share options	$7,985	$7,462	$714
Distributions declared but not yet paid	851	-	-

See accompanying notes to consolidated financial statements

JMP GROUP LLC

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”) and HCAP Advisors LLC (“HCAP Advisors“), its corporate credit business and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”) and JMP Credit Advisors LLC (“JMPCA”). The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. On December 18, 2012, HCAP Advisors was formed as a Delaware Limited Liability Company. Effective May 1, 2013, HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”) and JMPCA CLO III Ltd (“CLO III”). On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMP Credit Advisors TRS Ltd (“JMPCA TRS”), to enter into a total return swap (“TRS”).

Recent Transactions

In the third quarter of 2014, the board of directors approved a transaction to convert its corporate form into a limited liability company that would be taxed as a partnership, and not as a corporation, which was subsequently approved by the Company’s shareholders at the December 1, 2014 meeting. In connection with the transaction, the Company entered into an agreement and plan of merger with a newly formed, wholly owned, limited liability company subsidiary, JMP Group LLC. On January 1, 2015, JMP Group Inc. completed its merger with and into JMP Group LLC (the “Reorganization Transaction”). The Reorganization Transaction resulted in each share of issued and outstanding JMP Group Inc. stock being exchanged for a limited liability company interest in JMP Group LLC.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, JMPCA TRS (effective May 8, 2015), and the partially-owned subsidiaries HGC (from April 1, 2010 through December 31, 2014), HGC II (from October 1, 2012 through December 31, 2014), CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2015 and December 31, 2014 relate to the interest of third parties in the partially-owned subsidiaries.

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

JMPCA manages CLO I, CLO II and CLO III (collectively, the “CLOs”). The Company assesses whether the CLOs meet the definition of a VIE, and whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. As of both December 31, 2014 and 2015, CLO I and CLO II were determined to be VIEs. The Company, which manages the CLOs and owns approximately 94% and 98% of the subordinated notes in CLO I and CLO II, respectively, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. See Note 5 and Note 8 for information pertaining to the loans owned and ABS issued by the CLOs, respectively.

Prior to the securitization of its loan portfolio on September 30, 2014, CLO III was determined not to be a VIE, as the entity’s equity was sufficient, the holders of the equity had the characteristics of a controlling financial interest, and the investors had proportionate voting rights. The Company assessed whether consolidation would be applicable using the voting model, with consideration to its ownership investment in CLO III, and the level of its influence. Due to JMPCA’s 100% equity stake in the CLO and its management of the vehicle, the Company consolidated CLO III in its financial statements. Upon the securitization of the CLO III loan portfolio, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

HCS currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether these partnerships meet the definition of VIEs in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. The partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

The limited liability agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result we consolidated HGC from its inception on April 1, 2010 and HGC II from its inception on October 1, 2012. ASU 2015-2, Amendments to Consolidation Analysis, which amends the consolidation requirements in ASC 810, Consolidation was issued in February 2015. In performing the analysis under the revised amendments, the Company concluded HGC and HGC II no longer require consolidation effective January 1, 2015. HGC and HGC II qualify as VIEs, based on the limited partners’ lack of control attributed to the absence of kick-out or participating rights. The Company does not have the obligation to absorb losses or right to receive benefits that could be significant to the Funds. Therefore, the Company is not deemed the primary beneficiary. Effective January 1, 2015, the Company recognizes its investments in HGC and HGC II using the fair value option. The Company used a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, resulting in the following adjustments in the respective line items:

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

The Company performed the consolidation analysis for HCAP Advisors, and concluded it was a VIE, based on insufficient equity at risk. As a result, the Company is considered the primary beneficiary and consolidates the assets and liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees, and are recorded when the underlying transaction is completed under the terms of the relevant agreement. Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, net of related syndicate expenses. Management fees and selling concessions are recorded on the trade date, which is typically the day of pricing an offering (or the following day) and underwriting fees, net of related syndicate expenses, at the time the underwriting is completed and the related income is reasonably determinable. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues net of such expense. On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. If management determines that a transaction is not likely to be completed, deferred expenses related to that transaction are expensed at that time. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues. Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions and valuation analyses. Strategic advisory revenues are recorded when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Private placement fees are related to non-underwritten transactions such as private placements of equity securities, PIPE, Rule 144A private offerings and trust preferred securities offerings, and are recorded on the closing date of the transaction. Un-reimbursed expenses associated with strategic advisory and private placement transactions, net of client reimbursements, are recorded in the Consolidated Statements of Operations within various expense captions other than compensation expense.

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. For the years ended December 31, 2015, 2014 and 2013, net trading losses were $1.2 million, $0.9 million and $2.2 million, which were included in brokerage revenues. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company.

In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. An invoice is then sent to the payor. For the second and third type of arrangements, revenue is recognized and an invoice is sent once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectability is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, and HCC include base management fees and incentive fees earned from managing a family of investment partnerships and a publicly-traded specialty finance company. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management (“AUM”) or aggregate capital commitments and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC are calculated based on the average value of our gross assets at the end of the most recently completed calendar quarter. Refer to Note 7 for further information relating to this credit facility. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For most funds, the high-water mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds, and annually for the hedge funds of funds managed by HCS. The incentive fees usually are reinvested in the investment funds in which the Company holds a general partner investment and withdrawn at the end of the year. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and HCC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. When the Company consolidated HGC and HGC II (through December 31, 2014), the management and incentive fees earned at HCS were eliminated in consolidation.

Asset management fees for the CLOs the Company managed through the year included senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates CLO I, CLO II, and CLO III, the management fees earned at JMPCA from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At December 31, 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and the investment in HCC. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which were consolidated in the financial statements through December 31, 2014, as well as unrealized gains and losses on the investments in private companies sponsored by JMP Holding LLC (“JMPG Holding”) and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2015, 2014 and 2013 are as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013

Equity and other securities excluding non-controlling interest	$1,668	$8,443	$14,533
Warrants and other investments	2,510	(26)	2,200
Investment partnerships	3,231	5,431	3,994
Total principal transaction revenues	$7,409	$13,848	$20,727

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for sale at JMP Investment Holdings, and small business loans at HCC LLC (through May 2, 2013). Gains are recorded when the proceeds exceed the carrying value of the loan. This line item also includes lower of cost or market adjustments arising from loans held for sale and fair value adjustments to reflect the change in portfolio investment values at HCC LLC (through May 2, 2013).

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of accretable or purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and note payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable as well as amortization of liquidity discount which was recorded at the acquisition date of CLO I. See Asset-Backed Securities Issued below for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities or remaining maturities upon purchase of three months or less to be cash equivalents. The Company holds cash in financial institutions in excess of the FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by CLOs. They also include proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, cash collateral supporting standby letters of credit issued by JMP Credit, cash on deposit for operating leases, and cash on deposit with JMP Securities’ clearing broker.

Restricted cash consisted of the following at December 31, 2015 and 2014:

	As of December 31,
(In thousands)	2015	2014

Principal and interest payments held as collateral for asset-backed securities issued	$51,094	$50,458
Customer escrow account	230	94
Cash collateral supporting standby letters of credit	126	159
Deposits for operating leases	1,122	1,123
	$52,572	$51,834

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2015 and December 31, 2014, the receivable from clearing broker consisted solely of commissions related to securities transactions.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were zero and $5 thousand at December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Marketable securities owned, other investments at fair value, and marketable securities sold, but not yet purchased are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in the accompanying Consolidated Statements of Operations.

Fair value of the Company’s financial instruments is generally obtained from quoted market prices, third-party pricing services, or alternative pricing methodologies that the Company believes offer reasonable levels of price transparency. To the extent that certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and the information available to the Company that it deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, the Black-Scholes Options Valuation methodology adjusted for active market and other considerations on a case-by-case basis and other factors generally pertinent to the valuation of financial instruments.

For disclosure purposes, the fair values for each of the loans held at CLO I, CLO II and CLO III were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three for each CLO as of December 31, 2015. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three for each CLO as of December 31, 2014. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company and investments in private investment funds managed by third parties. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

The Company estimates the fair value of its investments in private investment funds managed by third parties using the net asset value per share of those funds, as a practical expedient.

Other investments also includes warrants on public and private common stock owned by JMP Securities and HCC LLC (through May 2, 2013), private equity securities owned by HGC and HGC II (through December 31, 2014), and JMP Capital, investments in private companies sponsored by JMP Holding LLC and JMP Capital. The warrants on public and private common stock are generally received in connection with investment banking transactions or origination of loans. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. HCC LLC values its investments for which market quotations are readily available from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). HCC LLC engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. The fair value of the private equity securities owned by HGC and HGC II (through December 31, 2014) and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity.

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investments in real estate funds, its investment in a private equity fund which invests in a diversified portfolio of technology companies, and its investment in HGC and HGC II beginning January 1, 2015 upon the adoption of new consolidation guidance. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

The gains on the investments in HCC, the investment in real estate funds and the private equity fund are reported in Principal Transactions in the Consolidated Statements of Operation. In 2015 and 2014, the Company recorded unrealized gain of $0.1 million and a loss of $2.4 million, respectively, and net dividend income of $0.9 million in each year on its investment in HCC. In 2015 and 2014, the Company recorded unrealized gain of $0.9 million and $0.2 million on the investments in real estate funds, respectively. In 2015 and 2014, the Company recorded unrealized gain of $0.5 million and $0.1 million on the investment in the private equity fund which invests in a diversified portfolio of technology companies. In 2015, the Company recorded unrealized gains of $0.2 million on its investment in HGC and HGC II.

Derivative Financial Instruments

In January 2012, the Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. The contract and subsequent amendment incorporates downside protection for up to two years, for a cost basis of $5.0 million. In January 2012, the Company exchanged $5.0 million for physical custody of the shares. Beginning December 1, 2012, the Company could, at its discretion, become the beneficial and record holder of the shares. If the Company has not yet exercised its option at March 4, 2015, the shares will be assigned automatically to the Company. This contract is recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.6 million unrealized loss on this investment. The forward purchase contract is held at HGC, which is no longer consolidated effective January 1, 2015.

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

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of December 31, 2015. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of December 31, 2015.

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, JMPCA pays interest in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of December 31, 2015, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the year ended December 31, 2015, the Company recognized $1.9 million loss on the TRS. The Company determined the fair value of the TRS to be a $1.9 million liability as of December 31, 2015; using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. As of December 31, 2015, there are no other derivatives to offset the TRS. The maximum exposure of the TRS is the $25.0 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily.

Fair Value Hierarchy

In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company generally utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company provides the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial instrument assets and liabilities carried at fair value have been classified and disclosed in one of the following three levels of fair value hierarchy:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. listed and OTC equity securities, as well as quasi-government agency securities, all of which are carried at fair value.

Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates, loss severity, as well as other measurements. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Included in this category is the general partner investment in hedge funds, where the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. A description of the valuation techniques utilized for the fair value of the financial instruments in this category is as follows:

•	General partner investment in funds of funds and limited partner investment in mortgage and private equity funds: determined by net asset value provided by third-party general partners;

•	Warrants: JMP Securities investments determined by the Company using the Black-Scholes Options Valuation model, and

•

Private equity securities, forward purchase contract and swaption: HGC and HGC II (through December 31, 2014) and JMP Capital investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

The Company’s Level 3 assets consisted primarily of private equity securities held by HGC and HGC II and JMP Capital through December 31, 2014. For investments acquired close to the valuation date, the Company uses the most recent purchase price to reflect the fair value of the investment. For all other investments, the Company determines fair value using a blended approach considering comparable public company metrics and comparable M&A transactions, discounted for private company market illiquidity. The Company applies the same valuation methodology to all HGC, HGC II, and JMP Capital private equity investments.

The valuations are reviewed and approved by the HGC Valuation Committee, which meets quarterly to discuss investment valuations and any significant or unusual events that have an impact on the valuation results. Fluctuations are generally driven by changes in peer public company performance, recent M&A activity, or revised financial information of the investee. The assumptions used in the valuation calculations (discounts, allocations, estimates, etc.) are assessed, with consideration to market and regulatory conditions, as well as company specific conditions, for events or circumstances that would indicate changes in the value. Peer companies are reviewed to determine whether the group selected remains appropriate, based on the market, customer, size, and growth rate.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as “Level 3.”

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2015 and 2014. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses or deferred loan origination, commitment or other fees. For loans held for investment, the Company establishes and maintains an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination, commitment or other fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which the Company expects full principal payments may not be received. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans. The Company applies the above non-accrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are recorded at their fair value as of the acquisition date, which then becomes the new basis of the loans. Any unamortized deferred fees or costs that existed prior to the acquisition are written off at that date.

For those loans acquired with evidence of deterioration of credit quality since origination, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. The accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the interest method.

For those loans without evidence of deterioration in credit quality since origination, any difference between the Company’s initial investment in the loan and its par value is recorded as a premium or discount, which is amortized or accreted into interest income as a yield adjustment over the contractual life of the loan using the effective interest method, in accordance with ASC 310-20, Nonrefundable Fees and Other Costs.

The Company reviews its loan portfolio at the end of each quarter to identify specific loss reserves on impaired loans or to record losses inherent in the homogenous loan portfolio. As loans collateralizing asset-backed securities issued are considered similar in nature, given the loan terms, ratings and average life expectancy, they are reviewed collectively in the quarterly assessment of loan loss reserves. Even when there are no credit losses identified in any individual loans, experience indicates there are losses inherent in the pooled loan portfolios as of the balance sheet date. The Company uses its loan loss model to estimate the unidentified losses that are inherent in the portfolio as of the balance sheet date and records provisions to its allowance for loan losses quarterly.

For loans acquired at a discount that are not accounted for under ASC 310-30, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined using the guidance in ASC 450. No allowance on these loans will be recognized until the current book value is accreted past the level of incurred loss. For loans acquired at a premium, the allowance for loan losses recorded subsequent to the date of the loan acquisition is determined in accordance with ASC 450, based on the contractual principal balances. Given the existence of the premium on these loans, the allowance recorded subsequent to acquisition is based on the Company’s quarterly allowance methodology and represents losses inherent in the homogeneous loan portfolio at the balance sheet date. Accordingly, if the Company were to acquire loans at a premium during a particular period, the Company would record an allowance at the end of the quarter in which the loans were acquired.

Refer to “Allowance for Loan Losses” section below for the Company’s quarterly assessment process.

The accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due or when, in the opinion of management, reasonable doubt exists as to the full collection of principal and/or interest. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans and may be considered for write-off. Depending on the terms of the loan, a fee may be charged upon a prepayment which is recognized in the period of the prepayment.

Restructured loans are considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company may receive an asset from the debtor in a TDR, but the value of the asset received is typically significantly less than the amount of the debt forgiven. The Company has received equity interest in certain debtors as compensation for reducing the loan principal balance in some cases.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that is intended to estimate loan losses inherent in its loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses consists of two components: estimated loan losses for specifically identified loans and estimated loan losses inherent in the remainder of the portfolio. The Company’s loan portfolio consists primarily of loans made to small to middle market, privately owned companies. Loans made to these companies generally have higher risks compared to larger, publicly traded companies who have greater access to financial resources. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that the Company believes are reflective of the underlying loan losses being estimated. Given these considerations, the Company believes that it is necessary to reserve for estimated loan losses inherent in the portfolio.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and the Company’s collection strategy.

For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, the allowance for loan losses is calculated considering two further factors. For loans deemed impaired at the date of acquisition if there is a further decline in expected future cash flows, the reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, if the net realizable value is lower than the current carrying value, then the carrying value is reduced and the difference is recorded as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized. In addition, the Company provides an allowance on a loan by loan basis at JMP Credit for loans that were purchased after the CLO I acquisition. The Company employs internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

Loans or positions of loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s Investors Service (“Moody’s”) rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

●

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market.

●

Moody’s rating and related probability of default: Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and others factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class based on historical loss experience with loans of similar credit quality, and taking into consideration current economic conditions such as industry default rates, the amount of liquidity in the market and other macroeconomic trends. The higher the loan is rated, the less probability there is of a default. The Company updates the Moody’s rating assigned to a loan whenever Moody’s changes its rating for the loan. The Company uses a one year probability of default, in efforts to capture impairment that has occurred in the portfolio but has not yet been identified. If a credit is impaired, it will likely reveal itself within a year. A longer period would indicate the loan was not impaired at the allowance date.

●

Existing liquidity discount on the loans: For non-impaired loans held at CLO I at the acquisition date, a liquidity discount was recorded to reflect the fair value of those loans. To the extent that the liquidity discount on a loan is greater than the component of the general reserve attributable to that loan, no general reserve is recorded. If the pooled reserve for a loan is greater than its liquidity discount, the amount by which it exceeds the liquidity discount will be included in the pooled reserve calculation.

●

Internal loan ratings for Loans collateralizing asset-backed securities issued and Loans held for sale: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. In evaluating these loans, the Company uses five account rating categories: 1 through 5. Internal ratings of 1 and 2 indicate lower risks while ratings between 3 and 5 indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company’s internal ratings:

1	Investment exceeding expectations and/or a capital gain is expected.
2	Investment generally performing in accordance with expectations.
3	Investment performing below expectations and requires closer monitoring.
4	Investment performing below expectations where a higher risk of loss exists.
5	Investment performing significantly below expectations where the Company expects to experience a loss.

●	Performance ratings:
Performing	Non-impaired loans
Non-performing	Impaired loans

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO I, CLO II and CLO III (effective September 30, 2014). At the acquisition date, the ABS at CLO I were recorded at fair value, which comprised the principal balance outstanding less liquidity discount. The liquidity discount was amortized into interest expense over the original expected remaining lives of the ABS using the interest method. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

Fixed Assets

Fixed assets represent furniture and fixtures, computer and office equipment, certain software costs and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the respective assets, ranging from three to five years.

Leasehold improvements are capitalized and amortized over the shorter of the respective lease terms or the estimated useful lives of the improvements.

The Company capitalizes certain costs of computer software developed or obtained for internal use and amortizes the amount over the estimated useful life of the software, generally not exceeding three years.

Income Taxes

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

Share-Based Compensation

The Company recognizes compensation cost for share-based awards at their fair value on the date of grant and records compensation expense over the service period for awards expected to vest. Such grants are recognized as expense, net of estimated forfeitures.

Share-based compensation includes restricted share units and share options granted under the Company’s 2007 Equity Incentive Plan, and share options granted under the Company’s 2004 Equity Incentive Plan.

In accordance with generally accepted valuation practices for share-based awards issued as compensation, the Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards. The quantitative models require subjective assumptions regarding variables such as future share price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values.

The fair value of restricted share units (“RSUs”) is determined based on the closing price of the underlying share on the grant date, discounted for future distributions not expected to be paid on unvested units during the vesting period. If applicable, a liquidity discount for post-vesting transfer restrictions is also applied.

Treasury Share

The Company accounts for treasury share under the cost method, using an average cost flow assumption, and includes treasury share as a component of shareholders’ equity.

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation. The reclassifications had no impact on the Company’s financial position, net income or cash flows.

3. Recent Accounting Pronouncements

ASU 2014-9, Revenue from Contracts with Customers was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015, to defer the effective date of ASU 2014-9 to annual reporting periods beginning after December 15, 2017. The Company is evaluating any impact to the financial statements.

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period was issued to provide guidance on share-based payments with terms where a performance target that affects vesting could be achieved after the requisite service period. The provisions of this standard are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and allows for early adoption. The adoption of ASC 2014-12 is not anticipated to impact the Company’s financial statements.

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

ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amends the consolidation requirements in ASC 810, Consolidation. The amendments will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of entities, and eliminate the presumption that a general partner should consolidate a limited partnership. This standard will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-2 effective January 1, 2015. In performing the analysis under the revised amendments, the Company concluded HGC and HGC II no longer require consolidation effective January 1, 2015.

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

ASU 2015-7, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), was issued May 2015, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-7 is not anticipated to materially impact the Company’s consolidated financial position or results of operation. Its adoption will result in a revision to disclosures of investments held at net asset value.

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

ASU 2015-17, Balance Sheet Classification of Deferred Taxes, was issued November 2015. To simplify the presentation of deferred income taxes, the amendments require that all deferred tax liabilities and assets be presented as noncurrent in a classified statement of financial position. This standard will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As the Company’s financial statements are not classified, the adoption of ASU 2015-17 will not impact on the Company’s financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. They require equity securities that are neither accounted by equity method nor consolidated to be measured at fair value with changes of fair values recognized as net income. Those equity securities that do not have readily determinable fair value may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. In addition, the amendments simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment at each reporting period. This standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2015 and 2014:

	At December 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68,551	$68,551	$-	$-	$68,551
Restricted cash and deposits	52,572	52,572	-	-	52,572
Marketable securities owned	28,493	27,058	1,435	-	28,493
Other investments	68,859	-	38,588	30,271	68,859
Loans held for investment, net of allowance for loan losses	2,595	-	-	2,342	2,342
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	-	940,545	-	940,545
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Long term receivable	500	-	-	526	526
Total assets:	$1,216,235	$173,181	$980,568	$33,139	$1,186,888

Liabilities:
Marketable securities sold, but not yet purchased	$13,284	$13,284	$-	$-	$13,284
Asset-backed securities issued	934,392	-	919,937	-	919,937
Total return swap	1,950	-	1,950	-	1,950
Bond payable	94,300	-	94,179	-	94,179
Total liabilities:	$1,043,926	$13,284	$1,016,066	$-	$1,029,350

	At December 31, 2014
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$101,362	101,362	-	-	101,362
Restricted cash and deposits	67,102	67,102	-	-	67,102
Marketable securities owned	29,466	29,466	-	-	29,466
Other investments (1)	208,947	3,539	64,628	138,652	206,819
Loans held for investment, net of allowance for loan losses	1,997	-	-	1,734	1,734
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,038,848	-	1,031,885	-	1,031,885
Long term receivable	860	-	-	960	960
Total assets:	$1,448,582	$201,469	$1,096,513	$141,346	$1,439,328

Liabilities:
Marketable securities sold, but not yet purchased	$15,048	15,048	-	-	15,048
Asset-backed securities issued	1,001,137	-	992,625	-	992,625
Bond payable	94,300	-	96,017	-	96,017
Total liabilities:	$1,110,485	$15,048	$1,088,642	$-	$1,103,690

(1) Includes equity securities held by HGC and HGC II which were deconsolidated effective January 1, 2015.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2015 and 2014:

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$27,058	$1,435	$-	$28,493
Other investments:
Investments in hedge funds managed by HCS	-	38,588	-	38,588
Investments in private equity funds managed by HCS	-	-	4,057	4,057
Investments in funds of funds managed by HCS	-	-	19	19
Total investment in funds managed by HCS	-	38,588	4,076	42,664
Limited partnership in investments in private equity/ real estate funds	-	-	9,250	9,250
Total other investments	-	38,588	13,326	51,914
Total assets:	$27,058	$40,023	$13,326	$80,407

Marketable securities sold, but not yet purchased	13,284	-	-	13,284
Total return swap (Note 2)	-	1,950	-	1,950

Total liabilities:	$13,284	$1,950	$-	$15,234

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total

Marketable securities owned	$29,466	$-	$-	$29,466

Other investments:
Investments in hedge funds managed by HCS	-	64,628	-	64,628
Investments in funds of funds managed by HCS	-	-	152	152
Total investment in funds managed by HCS	-	64,628	152	64,780
Investments in private equity/ real estate funds	-	-	9,102	9,102
Warrants and other held at JMPS and JMPG LLC	-	-	732	732
Equity securities in HGC, HGC II and JMP Capital (1)	3,539	-	122,058	125,597
Forward purchase contract	-	-	6,608	6,608
Total other investments	3,539	64,628	138,652	206,819
Total assets:	$33,005	$64,628	$138,652	$236,285

Marketable securities sold, but not yet purchased	15,048	-	-	15,048

Total liabilities:	$15,048	$-	$-	$15,048

(1) Includes equity securities held by HGC and HGC II which were deconsolidated effective January 1, 2015.

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue stream from investments in real estate joint ventures. The Company recognizes this investment using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value.

Effective January 1, 2015, the Company adopted new consolidation accounting guidance. Under the new guidance, the investments in HGC and HGC II were no longer consolidated, and recognized using the fair value option in the Other Investments line item. The aggregate carrying value was $4.0 million as of December 31, 2015, with a remaining commitment of $0.2 million. The risks associated with this investment are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC and HGC II.

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

The following tables provide a reconciliation of the beginning and ending balances for the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$152	$-	$9,102	$732	$122,058	$6,608	$138,652

Adjustment for adoption of new consolidation guidance (1)	-	4,125	-	-	(121,041)	(6,608)	(123,524)
Purchases	24	478	13	-	-	-	515
Sales	(165)	(504)	-	-	(1,113)	-	(1,782)
Settlements	-	-	(911)	-	-	-	(911)
Total gains (losses) - realized and unrealized included in earnings	8	(42)	1,046	(732)	96	-	376
Balance as of December 31, 2015	$19	$4,057	$9,250	$-	$-	$-	$13,326
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$8	$(42)	$1,046	$-	$-	$-	$1,012

(1)	No Level 3 asset gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Investments in funds of funds managed by HCS	Investments in private equity funds managed by HCS	Limited partner investments in private equity/ real estate funds	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2013	$139	$-	$5,967	$1,121	$97,981	$6,864	$112,072
							-
Purchases	55	-	4,048	-	15,420	460	19,983
Sales	(58)	-	(781)	-	(2,204)	-	(3,043)
Settlements	-	-	(494)	-	-	-	(494)
Total gains (losses) - realized and unrealized included in earnings (1)	16	-	362	(389)	11,082	(716)	10,355
Transfers in/(out) of Level 3	-	-	-	-	(221)	-	(221)
Balance as of December 31, 2014	$152	$-	$9,102	$732	$122,058	$6,608	$138,652
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	16	-	362	(389)	11,616	(716)	10,889

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

There was one transfer for $0.2 million into Level 2, and subsequently into Level 1 for the year ended December 31, 2014. These transfers were a result of the initial public offering of one investment in HGC II, reflecting the fair value measurement of the investment being based on quoted market prices without further adjustment. There were two additional transfers of $4.3 million into Level 1 from Level 2 for the year ended December 31, 2014 as a result of the expiration of a lockup discount. There were no additional transfers between Levels 1, 2 and 3 for the years ended December 31, 2015 and 2014.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

Included in other investments are investments in partnerships in which one of the Company’s subsidiaries is the investment manager and general partner. The Company accounts for these investments using the equity method as described in Note 2 - Summary of Significant Accounting Policies. The Company’s proportionate share of those investments is included in the tables above. In addition, other investments include warrants and investments in funds managed by third parties. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company. As of December 31, 2014, the Company had unfunded investment commitments of $0.1 million related to private investment funds managed by third parties. As of December 31, 2015, the Company had unfunded investment commitments of $28 thousand related to private investment funds managed by third parties, and zero related to an investment company focusing on real estate joint ventures.

The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to Level 3 assets still held at the end of the period are reported in Principal Transactions in the accompanying Consolidated Statements of Operations.

The Company used the following valuation techniques with unobservable inputs when estimating the fair value of the Level 3 assets:

Dollars in thousands	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$19	Net Asset Value	N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$9,250	Net Asset Value	N/A	N/A
Investment in private equity funds managed by HCS (1)	$4,057	Net Asset Value	N/A	N/A

Dollars in thousands	Fair Value at December 31, 2014	Valuation Technique		Unobservable Input	Range (Weighted Average)

Investments in Funds of Funds managed by HCS (1)	$152	Net Asset Value		N/A	N/A
Limited Partner in Private Equity /Real Estate Fund (1)	$9,102	Net Asset Value		N/A	N/A
Warrants and Other held at JMPS and JMPG LLC	$732	Black-Scholes Option Model		Annualized volatility of credit	0%	-	17.9% (17.9%)
Equity securities in HGC, HGC II and JMP Capital (2)	$122,058	Market comparable companies		Revenue multiples	2.6x	-	15.8x (6.2x)
				EBITDA multiples	13.6x	-	17.5x (14.9x)
			(3)	Discount for lack of marketability	30%	-	40% (31%)
		Market transactions		Revenue multiples	4.2x	-	8.8x (6.3x)
				EBITDA multiples	14.2x	-	20.8x (19.3x)
				Control premium	25%
Forward purchase contract (2)	$6,608	Market comparable companies		Revenue multiples	7.6x	-	13.9x (9.6x)
				Billing multiples	6.4x	-	8.4x (7.3x)
			(3)	Discount for lack of marketability	30%
		Market transactions		Revenue multiples	6.7x	-	8.5x (7.2x)
				Control premium	25%

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

The significant unobservable inputs used in the fair value measurement of the equity securities, forward contract and swaption in HGC, HGC II and JMP Capital are Revenue, EBITDA and Billing multiples, discount for lack of marketability, and control premiums. Significant increases in the multiples in isolation would result in a significantly higher fair value measurement. Increases in the discounts and premium in isolation would result in decreases to the fair value measurement.

Non-recurring Fair Value Measurements

The Company’s assets that are measured at fair value on a no-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

Loans Held for Investment

At December 31, 2015 and 2014, loans held for investment included four and two loans, respectively. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of December 31, 2015 and 2014, the Company’s loan outstanding to this entity was $1.7 million and $1.8 million, respectively.

The Company determined the fair value of loans held for investment to be $2.3 million and $1.7 million as of December 31, 2015 and 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost and Other Equity-Method Investments

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.5 million and $0.9 million as of December 31, 2015 and 2014, respectively. The Company determined the fair value of the long-term receivable to be $0.5 million and $1.0 million as of December 31, 2015 and 2014, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate advising company, which was identified as a VIE. In May 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and is held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of December 31, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price was considered to reflect the fair value of the investment as of December 31, 2014. In the first quarter of 2015, the real estate advising company repaid the Company’s $0.6 million investment, in addition to recognizing a realized gain of $0.6 million. The Company retains a 15% interest in this company to be distributed at a liquidation event. In the third quarter of 2015, the Company reinvested $0.3 million in this real estate advising company.

On April 5, 2011, the Company made a $0.3 million investment in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In the years ended December 31, 2015, 2014 and 2013, the Company recognized income of $0.8 million, $2.7 million and $0.4 million, respectively. In the years ended December 31, 2015, 2014 and 2013, the Company received distributions of $1.7 million, $1.4 million, and $0.4 million, respectively.

On November 16, 2015, the Company made a $2.0 million investment in Mountain Opportunity Fund III LLC (“Mountain Opportunity Fund”), which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognizes its investment in Mountain Opportunity Fund using the equity method. The risks associated with this investment are limited to the amounts of invested capital. In the year ended December 31, 2015, the Company recognized gains of $35 thousand. In the year ended December 31, 2015, the Company received distributions of $0.2 million.

On December 2, 2015, the Company made a $12.8 million investment in Workspace Property Trust, LP (“Workspace”), which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment in Workspace using the equity method. The risks associated with this investment are limited to the amounts of invested capital. In the year ended December 31, 2015, the Company recognized gains of $0.2 million. There were no distributions in the year ended December 31, 2015.

Derivative Financial Instruments

In January 2012, the Company entered into a forward purchase contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this forward contract as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.6 million unrealized loss. The forward purchase contract is held at HGC, which is no longer consolidated effective January 1, 2015.

In May 2014, the Company entered into a swaption contract to secure the acquisition of shares of a privately-held company. This contract was recorded in Other Investments in the Consolidated Statements of Financial Condition at fair value. The Company recorded changes in the fair value of this derivative as unrealized gain or loss in Principal Transactions. For the year ended December 31, 2014, the Company recorded $0.1 million unrealized loss on this investment. The swaption contract is held at HGC II, which is no longer consolidated effective January 1, 2015.

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of December 31, 2015. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of December 31, 2015.

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse used to accumulate assets for JMPCA CLO III, Ltd.  The TRS differs from a traditional warehouse, in that the Company does not own or take title to the loans. The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment.  Under the TRS, JMPCA pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of December 31, 2015, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the year ended December 31, 2015, the Company recognized $1.9 million loss on the TRS. The Company determined the fair value of the TRS to be a $1.9 million liability as of December 31, 2015; using the market value of the loans as provided by the counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. As of December 31, 2015, there are no other derivatives to offset the TRS. The maximum exposure of the TRS is the $25.0 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility is under-levered as the max borrowings are $167.0 million and the Company maintains it between approximately $100.0 million and $110.0 million.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of December 31, 2015 and 2014:

	As of December 31,
(In thousands)	2015	2014
	Loans Collateralizing Asset-backed Securities	Loans Collateralizing Asset-backed Securities
Outstanding principals	$984,110	$1,050,392
Allowance for loan losses	(5,397)	(4,307)
Liquidity discount	(918)	(1,049)
Deferred loan fees, net	(8,130)	(6,188)
Total loans, net	$969,665	$1,038,848

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the non-impaired loans as of and for the years ended December 31, 2015 and 2014:

(In thousands)	Year Ended December 31, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	296,400	-	-	(4,740)	291,660
Repayments	(70,517)	-	-	130	(70,387)
Accretion of discount	-	-	131	1,827	1,958
Provision for loan losses	-	(1,090)	-	-	(1,090)
Sales and payoff	(292,165)	-	-	841	(291,324)
Balance at end of period	$984,110	$(5,397)	$(918)	$(8,130)	$969,665

(In thousands)	Year Ended December 31, 2014
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$735,891	$(3,871)	$(1,168)	$(3,582)	$727,270
Purchases	678,255	-	-	(4,669)	673,586
Repayments	(60,755)	-	-	-	(60,755)
Accretion of discount	-	-	119	1,202	1,321
Provision for loan losses	-	(436)	-	-	(436)
Sales and payoff	(302,999)	-	-	861	(302,138)
Balance at end of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$(4,307)	$(3,871)	$(3,127)
Provision for loan losses:
Specific reserve	-	-	(870)
General reserve	(1,090)	(436)	(1,766)
Reversal due to sale, payoff or restructure of loans	-	-	1,892
Balance at end of period	$(5,397)	$(4,307)	$(3,871)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $975.1 million and $1,043.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2015 and December 31, 2014, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both December 31, 2015 and 2014, the Company held no impaired loans.

As of December 31, 2015 and 2014, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both December 31, 2015 and 2014, no loans were on non-accrual status.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of December 31, 2015 and 2014, there were no loans past due. At December 31, 2015 and 2014, the Company held no loans whose terms were modified in a TDR.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2015 and 2014:

(In thousands)	Cash Flow Loans (CF)
	December 31,
	2015	2014

Moody's rating:
Baa1 - Baa3	$6,590	$12,843
Ba1 - Ba3	281,307	270,899
B1 - B3	663,710	739,997
Caa1 - Caa3	20,507	19,168
Ca	2,946	248
Total:	$975,060	$1,043,155

Internal rating (1) :
2	$846,135	$979,693
3	93,704	63,462
4	35,221	-
Total:	$975,060	$1,043,155

Performance:
Performing	$975,060	$1,043,155
Non-performing	-	-
Total:	$975,060	$1,043,155

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $940.5 million and $1,031.9 million as of December 31, 2015 and 2014, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

6. Fixed Assets

At December 31, 2015 and 2014, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2015	2014
Furniture and fixtures	$2,520	$2,185
Computer and office equipment	5,669	5,304
Leasehold improvements	6,853	4,880
Software	644	644
Less: accumulated depreciation	(11,757)	(10,780)
Total fixed assets, net	$3,929	$2,233

Depreciation expense was $1.2 million for the year ended December 31, 2015 and $0.9 million for both the years ended December 31, 2014 and 2013.

7. Debt

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

The Senior Notes will be JMP Group Inc.’s general unsecured senior obligations, will rank equally with all existing and future senior unsecured indebtedness and will be senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of our existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

JMP Group Inc., as a wholly owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2021. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc.

The Company incurred zero and $1.7 million of debt issuance costs, which were capitalized and included in Other Assets, in the years ended December 31, 2015 and 2014, respectively. These issuance costs are amortized over the estimated life of the bond. As of December 31, 2015 and 2014, the Company held $2.5 million and $2.9 million of unamortized debt issuance costs.

Note Payable and Lines of Credit

As of December 31, 2015 the Company held revolving lines of credit related to JMP Group LLC and JMP Securities. As of December 31, 2014, the Company also reflected the line of credit held at HGC II. Effective January 1, 2015, the Company no longer consolidates HGC II, and therefore, does not reflect the HGC II line of credit on the face of its financial statements.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended to incorporate JMP Group LLC, together with its subsidiaries. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2016. At the end of these two years, any outstanding amounts convert to a term loan. This term loan will be repaid in equal quarterly installments over the following three years. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both December 31, 2015 and December 31, 2014.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of December 31, 2015 or December 31, 2014.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both December 31, 2015 and December 31, 2014, the Company was in compliance with the loan covenants. The term loans are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

8. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2015 and 2014.

(In millions)	As of December 31, 2015
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$178.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa3/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB+
Total secured notes sold to investors	$455.0	$307.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$352.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$293.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2015 and are subject to change from time to time.

(In millions)	As of December 31, 2014
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P) (1)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$244.9	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$373.9
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$418.9
Consolidation elimination	N/A	(58.8)
Total asset-backed securities issued	N/A	$360.1

(1)	These ratings are unaudited and were the current ratings as of December 31, 2014 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2015 and 2014, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs. However, in order to reinvest these proceeds, CLO I is required to maintain or improve its weighted average life covenant, the replacement collateral is required to have the same or better Moody’s and S&P ratings as the loan that prepaid, and the maturity date cannot be later than that of the loan that prepaid. These restrictions make reinvestment increasingly difficult as time lapses, which will result in the CLO being paid down more rapidly. CLO I paid down $66.7 million and $44.1 million in the years ended December 31, 2015 and 2014, respectively.

The Notes recorded upon the closing of CLO I in April 2009 reflect an issuance discount. The activity in the note principal for the years ended December 31, 2015 and 2014 comprised the following:

(In thousands)	Year Ended December 31,
	2015	2014

Balance at beginning of period	$360,139	$404,280
Repayments	(66,682)	(44,141)
Balance at end of period	$293,457	$360,139

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company purchased $6.0 million of the unsecured subordinated notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2015.

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.8	$-	$0.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.6)	8.6	5.75%	B
Total secured notes sold to investors	$320.0	$317.0	$(6.0)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.8	$(6.3)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.0	$(6.0)	$311.0

(1)	These ratings are unaudited and were the current ratings as of December 31, 2015 and are subject to change from time to time.

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$2.3	$-	$2.3	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.7)	216.9	1.18%	AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.5)	16.5	2.75%	A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.4)	17.3	3.85%	BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(2.3)	16.4	5.25%	BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.9)	8.3	5.75%	B
Total secured notes sold to investors	$320.0	$318.5	$(7.0)	$311.5
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$342.3	$(7.3)	$335.0
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$318.5	$(7.0)	$311.5

(1)	These ratings are unaudited and were the current ratings as of December 31, 2014 and are subject to change from time to time.

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly and commenced October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded upon the issuance of CLO II in April 2013 at fair value reflect an issuance discount. The activity in the note principal and issuance discount for the years ended December 31, 2015 and 2014, respectively, comprised the following:

(In thousands)	Year Ended December 31, 2015			Year Ended December 31, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$318,480	$(6,939)	$311,541	$320,000	$(7,857)	$312,143
Repayments	(1,520)	-	(1,520)	(1,520)	-	(1,520)
Amortization of discount	-	979	979	-	918	918
Balance at end of period	$316,960	$(5,960)	$311,000	$318,480	$(6,939)	$311,541

CLO III

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt is secured by a diversified portfolio of broadly syndicated leveraged loans. As of December 31, 2013, CLO III was not funded. On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of notes (the “Secured Notes”) and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at December 31, 2015. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2015.

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.2)	$329.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.7)	$363.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.2)	$329.9

(In millions)	As of December 31, 2014
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.8)	$227.2	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(1.1)	40.6	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.8)	21.7	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.7)	$329.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(7.2)	$363.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.7)	$329.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the year ended December 31, 2015 and 2014 comprised the following:

(In thousands)	Year Ended December 31, 2015			Year Ended December 31, 2014
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,643)	$329,457	$-	$-	$-
CLO III issuance	-	-	-	332,100	(2,761)	329,339
Amortization of discount	-	478	478	-	118	118
Balance at end of period	$332,100	$(2,165)	$329,935	$332,100	$(2,643)	$329,457

Interest on Asset Backed Securities Issued

Total interest expenses related to the asset-backed securities issued for the year ended December 31, 2015, 2014 and 2013 were $22.3 million, $15.4 million and $25.6 million, respectively, which was comprised of a cash coupon of $22.3 million, $13.8 million, and $9.2 million and liquidity and issuance discount amortization of $2.3 million, $1.5 million, and $16.4 million, respectively. As of December 31, 2015 and 2014, accrued interest payable on the Notes were $3.9 million and $4.0 million, respectively.

Fair Value of Asset Backed Securities Issued

The Company determined the fair value of the secured notes of the asset-backed securities issued to be $918.2 million and $992.6 million as of December 31, 2015 and 2014, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

9. Shareholders’ Equity

Common Share

The Company’s board of directors declared the following distributions in the year ended December 31, 2015:

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 12, 2015	$0.035	January 30, 2015	$742,569	February 13, 2015
January 12, 2015	$0.035	February 27, 2015	$742,569	March 13, 2015
January 12, 2015	$0.035	March 31, 2015	$742,569	April 15, 2015
April 13, 2015	$0.037	April 30, 2015	$785,456	May 15, 2015
April 13, 2015	$0.037	May 29, 2015	$785,456	June 15, 2015
April 13, 2015	$0.037	June 30, 2015	$785,456	July 15, 2015
July 16, 2015	$0.040	July 31, 2015	$849,633	August 14, 2015
July 16, 2015 (1)	$0.030	July 31, 2015	$637,225	August 14, 2015
July 16, 2015	$0.040	August 31, 2015	$849,633	September 15, 2015
July 16, 2015	$0.040	September 30, 2015	$849,963	October 15, 2015
October 15, 2015	$0.040	October 30, 2015	$848,348	November 13, 2015
October 15, 2015	$0.040	November 30, 2015	$848,348	December 15, 2015
October 15, 2015	$0.040	December 31, 2015	$851,319	January 15, 2016

(1)	Special distribution.

Share Repurchase Program

On October 30, 2014, the board of directors increased the Company’s share repurchase authorization to 1.0 million shares of the company's outstanding common share through December 31, 2015. After a year of activity, on October 29, 2015, the Company’s board of directors authorized the repurchase of an additional 472,358 shares, increasing the Company’s share repurchase authorization to 1.0 million shares through December 31, 2016.

During the years ended December 31, 2015 and 2014, the Company repurchased 774,356 shares and 1,777,276 shares, respectively, of the Company’s common share at an average price of $5.72 per share and $6.58 per share, respectively, for an aggregate purchase price of $4.4 million and $11.7 million, respectively. Of the total shares repurchased during the years ended December 31, 2015 and 2014, 561,979 shares and 445,601 shares, respectively, were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

As of December 31, 2015, 282,030 shares remain available to be repurchased under the repurchase program.

The timing and amount of any future open market share repurchases will be determined by JMP management based on its evaluation of market conditions, the relative attractiveness of other capital deployment activities, regulatory considerations and other factors. Any open market share repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. Repurchases of common share may also be made under an effective Rule 10b5-1 plan which permits common share to be repurchased when the Company may otherwise be prohibited from doing so under insider trading laws. This repurchase program may be suspended or discontinued at any time.

10. Share-Based Compensation

On January 27, 2015, the board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). This plan maintains authorization of the issuance of 4,000,000, as originally approved by stockholders on April 12, 2007 and subsequently approved by stockholders on June 6, 2011. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury share.

Share Options

The following table summarizes the share option activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	3,591,690	$7.23	2,370,290	$7.54	1,608,890	$11.12
Granted	0	0.00	1,525,000	6.84	1,600,000	6.23
Forfeited	(90,000)	6.70	(200,000)	6.45	(50,000)	6.24
Cancelled	(716,690)	10.00	(103,600)	10.00	(788,600)	12.29
Balance, end of period	2,785,000	$6.53	3,591,690	$7.23	2,370,290	$7.54

Options exercisable at end of period	1,410,000	$6.23	716,690	$10.00	820,290	$10.00

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2015 and 2014:

December 31, 2015
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,785,000	3.50	$6.53	$-	1,410,000	3.00	$6.23	-

December 31, 2014
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$10.00	3,591,690	3.80	$7.23	$3,112,100	716,690	0.97	$10.00	-

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of $2.1 million, $1.9 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013.

As of December 31, 2015, there was $0.9 million unrecognized compensation expense related to share options. As of December 31, 2014, there was $3.2 million unrecognized compensation expense related to share options.

There were no share options exercised during the years ended December 31, 2015, 2014, and 2013. As a result, the Company did not recognize any current income tax benefits from exercise of share options during these periods.

The Company uses Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

In February 2013, the Company granted share options to purchase approximately 1.6 million shares of the Company's common share to certain employees for long-term incentive purposes. The options have an exercise price ranging from $6.05 to $6.24 per share, an exercise period of 5.9 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.9 years, risk-free interest rate of 1.08%, distribution yield of 2.2% and volatility of 50.0%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the option. The distribution yield was calculated as the sum of the last twelve-month dividends over the share price as of the grant date.

In the first quarter of 2014, the Company granted share options to purchase approximately 1.5 million shares of the Company's common share to certain employees and directors for long-term incentive purposes. The options have an exercise price ranging from $6.79 to $7.33 per share, an exercise period of 5.8 years and a Company performance-based condition as well as a three-year requisite service period. The fair value of these options was determined using a quantitative model using the following assumptions: expected life of 5.8 years, risk-free interest rate ranging from 1.92% to 2.02%, distribution yield ranging from 2.41% to 2.64% and volatility ranging from 41.41% to 43.15%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the option. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the option. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date. No additional share options were granted in 2014.

Restricted Share Units and Restricted Shares

On February 11, 2013, the Company granted approximately 560,000 RSUs to certain employees for long-term incentive purposes. In addition, approximately 110,000 and 446,000 RSUs were granted in 2013 to certain employees as deferred compensation and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash distribution equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount.

In the first quarter of 2014, the Company granted approximately 428,000 restricted share units (“RSUs”) to certain employees as deferred compensation. In addition, approximately 334,000 and 67,000 RSUs were granted in the first quarter of 2014 to certain employees for long-term incentive purposes and as hiring bonuses, respectively. These RSUs have requisite service periods of two to three years and receive cash distribution equivalents during the vesting periods. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. Approximately 48,000 RSUs were granted in the first quarter of 2014 to Company directors. These RSUs have requisite service periods of two to three years. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date, discounted for distributions not received during the vesting period. Approximately 55,000 RSUs were granted in the third quarter of 2014 to new hires. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date, discounted for distributions not received during the vesting period.

On February 4, 2015, the Company granted 379,622 restricted share units (“RSUs”) to certain employees of the Company as part of the 2014 deferred compensation program. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 50% of these RSUs vested on December 1, 2015 and the remaining 50% will vest on December 1, 2016 subject to the grantees’ continued employment through such dates. On February 11, 2015, the Company granted 49,111 RSUs to Company directors. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 25% of these RSUs will vest each quarter. During the quarter ended June 30, 2015, the Company granted a collective 53,777 RSUs to new hires. These RSUs have requisite service periods of three years. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date with a discount applied for distributions forgone.

The following table summarizes the RSU activity for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015		2014		2013
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	1,493,851	$6.50	1,881,149	$6.70	1,020,382	$7.27
Granted	488,505	7.23	931,456	6.93	1,115,505	6.22
Vested	(1,230,797)	6.54	(1,178,337)	7.16	(118,173)	6.73
Forfeited	(18,408)	6.79	(140,417)	6.51	(136,565)	7.01
Balance, end of period	733,151	$6.91	1,493,851	$6.50	1,881,149	$6.70

The aggregate fair value of RSUs vested during the years ended December 31, 2015, 2014, and 2013 were $7.1 million, $8.9 million, and $0.8 million, respectively. The income tax benefits realized from the vested RSUs were $2.6 million, $3.4 million, and $0.3 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to RSUs of $6.1 million, $7.5 million, and $4.4 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized income tax benefits of $3.2 million, $3.7 million, and $2.1 million, respectively, related to the compensation expense recognized for RSUs and share options. As of December 31, 2015 and 2014, there was $2.2 million and $4.8 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.11 years and 1.34 years, respectively.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase on additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and will vest and become exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 4.0 years, risk-free interest rate of 1.59%, distribution yield of 15.92%, and volatility of 30.13%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the year ended December 31, 2015:

	Year Ended December 31,
	2015
	Stock Appreciation Rights	Weighted Average Grant Date Fair Value

Balance, beginning of year	-	$0.00
Granted	2,865,000	7.33
Forfeited	(42,500)	7.33
Balance, end of period	2,822,500	$7.33

December 31, 2015
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,822,500	4.00	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the year ended December 31, 2015, the Company recorded compensation expense of $0.2 million for SARs.

For the year ended December 31, 2015, the Company recognized income tax benefit of $0.1 million, related to the compensation expense recognized for SARs. As of December 31, 2015, there was $0.5 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 2.00 years.

 11. Net Income per Share of Common Share

Basic net income per share for the Company is calculated by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive share options or RSUs were exercised or converted under the treasury share method. However, for periods that the Company has a net loss the effect of outstanding share options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share and basic and diluted net income per unit for the years ended December 31, 2015, 2014 and 2013 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2015	2014	2013

Numerator:
Net income attributable to JMP Group, Inc	$(208)	$13,352	$3,628

Denominator:
Basic weighted average shares outstanding	21,237	21,481	22,158

Effect of potential dilutive securities:
Restricted share units and share options	-	2,061	1,159

Diluted weighted average shares outstanding	21,237	23,542	23,317

Net income per share
Basic	$(0.01)	$0.59	$0.16
Diluted	$(0.01)	$0.57	$0.16

In the table above, unvested RSUs that have non-forfeitable distribution equivalent rights are treated as a separate class of securities in calculated net income (loss) per share. The impact of applying this methodology was a reduction in basic net income per share of zero for 2015, $0.03 for 2014, and less than $0.01 for 2013.

Share options to purchase 3,512,786, 2,217,434, and 2,794,534 shares of common share for the years ended December 31, 2015, 2014, and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Share options to purchase zero, 1,333,658, and 1,412,192 shares of common share for the years ended December 31, 2015, 2014, and 2013, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition has not been met.

Restricted share units for 1,860,769, 45,420, and 75,255 shares of common share for the years ended December 31, 2015, 2014, and 2013, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.6 million for the year ended December 31, 2015. There were no contributions by the Company during the years ended December 31, 2014 and 2013.

13. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership. This entity is taxed as a partnership for United States Federal income tax purposes. The Company owns three intermediate holding subsidiaries, JMP Group Inc., JMP Asset Management Inc., and JMP Investment Holdings LLC. JMP Group Inc. and JMP Asset Management Inc. are wholly-owned corporate subsidiaries. The taxable income earned by these subsidiaries is subject to U.S. Federal and state income taxation. Taxable income earned by JMP Investment Holdings LLC, a wholly-owned non-corporate subsidiary, is not subject to U.S. Federal and state corporate income tax. This taxable income is allocated to JMP Group LLC’s shareholders.

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Federal	$2,427	$(8,914)	$8,789
State	161	(528)	715
Total current income tax expense (benefit)	2,588	(9,442)	9,504

Federal	(2,632)	16,991	(5,154)
State	265	466	(400)
Total deferred income tax expense (benefit)	(2,367)	17,457	(5,554)
Total income tax expense (benefit)	$221	$8,015	$3,950

As of December 31, 2015 and 2014, the components of deferred tax assets and liabilities are as follows:

(In thousands)	As of December 31,
	2015	2014
Deferred tax assets:
Equity based compensation	$3,113	$3,150
Reserves and allowances	1,448	1,820
New York net operating loss	946	1,024
Other state net operating loss	157	383
Deferred compensation	2,716	3,661
Other	596	924
Total deferred tax assets	8,976	10,962
Deferred tax liabilities:
Investment in partnerships	(5,390)	(6,740)
Repurchase of asset-backed securities issued	(960)	(1,317)
Net unrealized capital gains/losses	(1,155)	(1,585)
Accrued compensation and related expenses	(7,188)	(9,519)
Total deferred tax liabilities	(14,693)	(19,161)

Net deferred tax asset before valuation allowance	(5,717)	(8,199)

Valuation allowance	(661)	(392)

Net deferred tax (liabilities)/ assets	$(6,378)	$(8,591)

As of December 31, 2015, JMP Group Inc. has a New York State (“NYS”) net operating loss (“NOL”) carry forward of approximately $51.0 million gross and $7.9 million post-apportioned which expires in 2034. The New York City (“NYC”) NOL carryforward is approximately $51.0 million and $10.0 million post-apportioned which expires in 2034. The other state NOL carry forwards total approximately $32.0 million and $2.8 million post-apportioned which expires between 2026 and 2034. The Company also has California Enterprise Zone credits totaling $0.3 million which expire between 2023 and 2025.

On April 1, 2015, the New York State Legislature passed a bill that significantly reformed NYC’s corporate income tax system. These changes were signed into law on April 13, 2015 as Part D of Chapter 60 of the Laws of 2015 and are effective for tax years beginning on or after January 1, 2015. The NYC’s corporate tax changes were similar to many of the NYS tax changes that were enacted last year. Management does not believe that that the NYS or NYC deferred tax asset will be realized based on the recent restructuring of the Company and the NYS or NYC net operating loss carryforward limitations. As a result, the Company has established a full valuation allowance against the NYS deferred tax asset and recorded an income tax expense of $0.3 million in the current year. There was already a full valuation allowance established against the NYC deferred tax asset in the prior year. Management believes that the other state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences over the next two years.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory tax rate	34.00%	35.00%	35.00%
State income tax, net of federal tax benefit	1.10%	2.04%	3.82%
Change in New York State and City allowance valuation	3.83%	-1.96%	-1.06%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II, CLO III and HCAP Advisors non-controlling interest) (1)	-5.71%	-9.64%	-19.84%
Adjustment for other permanent items	1.59%	1.04%	-0.55%
Adjustment for PTP investment income	-72.08%	0.00%	0.00%
Deferred tax asset written off related to options and RSUs	3.11%	0.00%	4.11%
Adjustment for prior year taxes	3.94%	0.52%	-0.55%
California state enterprise zone tax credit	1.13%	-0.28%	-0.97%
PTP asset transfer gain	32.22%	0.00%	0.00%
Adjustment for capitalized costs	0.00%	0.00%	2.54%
Effective tax rate	3.13%	26.72%	22.50%

(1)

HCC LLC (through May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), CLO III (effective September 30, 2014), HGC, and HGC II are consolidated for financial reporting purposes but not for tax purposes.

The decrease in the effective tax rate for the year ended December 31, 2015 compared to the same period in 2014 was primarily attributable to income associated with JMP Investment Holdings LLC which is consolidated for financial reporting purposes but excluded from the computation of total income tax. Income attributed to JMP Investment Holdings is $14.9 million for the year ended December 31, 2015 and is a decrease in the effective tax rate as the passive taxable income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC. This taxable income is not subject to U.S. Federal and state corporate income tax. The effective tax rate is calculated on a consolidated level using tax expense related to the corporate subsidiaries (excluding JMP Investment Holdings LLC) divided by consolidated pre-tax income including JMP Investment Holdings LLC. The Company also recognized a $0.4 million benefit in 2015, related to the correction of an over accrued income tax expense in prior years.

The tax benefit realized due to the qualification as a publicly traded partnership was partially offset by an increase in income tax expense, arising from a one-time gain recognition event for $6.6 million that was realized by the Reorganization Transaction that occurred on January 1, 2015.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the tax jurisdictions where it is required to file income tax returns, and for all open tax years, which are 2012 through 2014 for Federal income tax purposes and 2011 through 2014 for California income tax purposes. As of December 31, 2015, the total reserve balance including interest and penalties was $0.23 million. The Company is currently under a New York City examination for tax years ended 2012 and 2013, however we do not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow within the next twelve months.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York and Pennsylvania under various operating leases. Occupancy expense was $3.7 million for the year ended December 31, 2015, $3.3 million for the year ended December 31, 2014, and $3.2 million for the year ended December 31, 2013. The Company recorded sublease income of $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2015
2016	$4,339
2017	3,844
2018	3,489
2019	2,332
Thereafter	7,800
$21,804

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2015 and 2014, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2015 and 2014, the Company had $0.3 million and $0.2 million, respectively, of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2015 and 2014, the Company had unfunded commitments of $15.2 million and $24.3 million in the Corporate Credit segment, respectively. $2.2 million and $6.8 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO I. $5.0 million and $5.1 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO II. $4.0 million and $5.3 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $16.5 million and $25.9 million as of December 31, 2015 and 2014, using the average market bid and ask quotation obtained from a loan pricing service. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company as of December 31, 2015 and December 31, 2014, respectively.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $25.1 million and $64.3 million, which were $23.0 million and $63.3 million in excess of the required net capital of $2.1 million and $1.0 million at December 31, 2015 and 2014, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.25 to 1 and 0.19 to 1 at December 31, 2015 and 2014, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of December 31, 2015 and 2014, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $47.0 million and $72.8 million, respectively, which consisted of investments in hedge and other private funds of $38.6 million and $64.6 million, respectively, investments in funds of funds of $19 thousand and $0.2 million, respectively, and an investment in HCC common stock of $8.4 million and $8.0 million, respectively. Base management fees earned from these affiliated entities were $15.4 million, $13.2 million, and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Also, the Company earned incentive fees of $9.4 million, $27.4 million, and $15.1 million from these affiliated entities for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company had incentive fees receivable from these entities of $4.4 million and $7.1 million, respectively.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2015 had settled with no resulting material liability to the Company. For the years ended December 31, 2015, 2014 and 2013, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2015.

The Company is engaged in various investment banking and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

18. Litigation

The Company may be involved from to time in a number of judicial, regulatory, litigation and arbitration matters arising in connection with the business. The outcome of such matters the Company has been and/or currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the results of operations in any future period and a significant outcome could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

19. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate Credit segment, the Company had unfunded commitments of $15.2 million and standby letters of credit of $1.6 million at December 31, 2015. In its Corporate Credit segment, the Company had unfunded commitments of $24.3 million and standby letters of credit of $2.3 million at December 31, 2014. $2.2 million and $6.8 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO I. $5.0 million and $5.1 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO II. $4.0 million and $5.3 million of the unfunded commitments as of December 31, 2015 and 2014, respectively, relate to commitments traded but not yet closed in CLO III. In addition, the Company had unfunded commitments of zero and $0.2 million related to a health sciences fund investment advising company as of December 31, 2015 and December 31, 2014, respectively.

20. Business Segments

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

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

The Company’s segment information for the years ended December 31, 2015, 2014, and 2013 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Broker-Dealer
Non-interest revenues	$89,828	$108,074	$99,133
Total net revenues after provision for loan losses	$89,828	$108,074	$99,133
Non-interest expenses	84,865	90,643	84,749
Segment operating pre-tax net income	$4,963	$17,431	$14,384
Segment assets	$84,161	$116,403	$109,437
Asset Management
Non-interest revenues	$23,688	$43,841	$29,255
Total net revenues after provision for loan losses	$23,688	$43,841	$29,255
Non-interest expenses	20,959	40,002	27,271
Segment operating pre-tax net income	$2,729	$3,839	$1,984
Segment assets	$25,625	$167,181	$134,471
Corporate Credit Management
Non-interest revenues	$5,517	$5,266	$4,735
Total net revenues after provision for loan losses	$5,517	$5,266	$4,735
Non-interest expenses	4,138	4,672	3,691
Segment operating pre-tax net income	$1,379	$594	$1,044
Segment assets	$3,138	$373,489	$17,207
Corporate
Non-interest revenues	$6,816	$7,283	$10,787
Net Interest Income	11,975	15,105	15,300
Provision for loan losses	700	1,086	(1,102)
Total net revenues after provision for loan losses	$19,491	$23,474	$24,985
Non-interest expenses	15,714	18,789	20,540
Segment operating pre-tax net loss	$3,777	$4,685	$4,445
Segment assets	$1,505,198	$990,648	$1,008,439
Eliminations
Non-interest revenues	$(5,912)	$(5,780)	$(5,764)
Total net revenues after provision for loan losses	$(5,912)	$(5,780)	$(5,764)
Non-interest expenses	(5,912)	(5,692)	(5,744)
Segment operating pre-tax net loss	$-	$(88)	$(20)
Segment assets	$(340,621)	$(131,529)	$(147,622)
Total Segments
Non-interest revenues	$119,937	$158,684	$138,146
Net interest income	11,975	15,105	15,300
Provision for loan losses	700	1,086	(1,102)
Total net revenues after provision for loan losses	$132,612	$174,875	$152,344
Non-interest expenses	119,764	148,414	130,507
Segment operating pre-tax net income	$12,848	$26,461	$21,837
Total assets	$1,277,501	$1,516,192	$1,121,932

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the years ended December 31, 2015, 2014, and 2013.

(In thousands)	As of and Year Ended December 31, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$119,937	$1,336	(a)	$121,273
Net Interest Income	11,975	9,086	(b)	21,061
Provision for loan losses	700	(1,790)		(1,090)
Total net revenues after provision for loan losses	$132,612	$8,632		$141,244
Non-interest expenses	119,764	14,468	(c)	134,232
Noncontrolling interest	0	6,999		6,999
Operating pre-tax net income (loss)	$12,848	$(12,835)	(d)	$13
Total assets	$1,277,501	$-		$1,277,501

(In thousands)	As of and Year Ended December 31, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$158,684	$7,614	(a)	$166,298
Net Interest Income	15,105	1,539	(b)	16,644
Provision for loan losses	1,086	(1,522)		(436)
Total net revenues after provision for loan losses	$174,875	$7,631		$182,506
Non-interest expenses	148,414	4,094	(c)	152,508
Noncontrolling interest	0	8,631		8,631
Operating pre-tax net income (loss)	$26,461	$(5,094)	(d)	$21,367
Total assets	$1,516,192	$-		$1,516,192

(In thousands)	As of and Year Ended December 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$138,146	$10,470	(a)	$148,616
Net Interest Income	15,300	(12,064)	(b)	3,236
Provision for loan losses	(1,102)	(1,535)		(2,637)
Total net revenues after provision for loan losses	$152,344	$(3,129)		$149,215
Non-interest expenses	130,506	1,158	(c)	131,664
Noncontrolling interest	-	9,973		9,973
Operating pre-tax net income (loss)	$21,838	$(14,260)	(d)	$7,578
Total assets	$1,121,931	$-		$1,121,931

(a) Non-interest revenue adjustments are comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund-related revenues recognized upon consolidation of certain Harvest Funds.

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Operating net income	$12,255	$16,406	$13,539
Addback of Segment Income tax expense	593	10,060	8,299
Total Segments adjusted operating pre-tax net income	$12,848	$26,466	$21,838
Subtract / (Add back)
Share options	2,235	1,917	920
Compensation expense - RSUs	1,606	3,744	2,823
Deferred compensation program accounting adjustment	6,972	(4,483)	(6,170)
HCC IPO administrative expense	-	-	450
Net unrealized loss/ (gain) on strategic equity investments and warrants.	776	2,570	(593)
General loan loss reserve for CLO II and CLO III	1,144	1,351	1,241
Net amortization of liquidity discounts on loans and asset-backed securities issued	-	-	14,979
Unrealized mark-to-market (gain)/loss - HCC	-	-	610
Property depreciation - commercial real estate	102	-	-
Consolidated pre-tax net income attributable to JMP Group LLC	$13	$21,367	$7,578

Income tax expense	221	8,015	3,950
Consolidated Net Income (loss) attributable to JMP Group LLC	$(208)	$13,352	$3,628

21. Summarized financial information for equity method investments

The tables below present summarized financial information of the hedge funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	As of December 31,
(In thousands)	2015	2014
	Net Assets	Net Assets
Harvest Opportunity Partners II (1)	$-	$78,856
Harvest Small Cap Partners	278,279	323,439
Harvest Agriculture Select	32,012	35,448
Harvest Technology Partners	17,380	20,542
Harvest Financial Partners	17,295	15,439

(In thousands)	Year Ended December 31,
	2015		2014		2013
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II (1)	$(4,901)	$(254)	$3,240	$(393)	$6,993	$(1,320)
Harvest Small Cap Partners	35,464	(19,438)	118,723	(22,467)	55,690	(16,405)
Harvest Franchise Fund (1)	-	-	4,661	(1,139)	21,190	(3,008)
Harvest Agriculture Select	3,063	(602)	4,247	(460)	3,094	(334)
Harvest Technology Partners	3,021	(270)	1,294	(244)	344	(326)
Harvest Financial Partners	804	(163)	482	(53)	-	-
Harvest Diversified Partners	-	-	-	-	1,563	(435)

(1) Harvest Franchise Fund (“HFF”) and Harvest Opportunity Partners II (“HOP II”) were liquidated on December 31, 2014 and July 31, 2015, respectively. Their assets will be distributed to its partners in 2015.

22. Condensed Consolidating Financial Statements

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

	As of December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$80	$11,260	$1,225	$55,986	$-	$68,551
Restricted cash and deposits	-	1,123	-	51,449	-	52,572
Receivable from clearing broker	-	-	-	14,586	-	14,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,044	-	5,044
Marketable securities owned, at fair value	-	-	8,294	20,199	-	28,493
Incentive fee receivable	-	-	-	4,446	(49)	4,397
Other investments	-	6,703	32,473	29,683	-	68,859
Loans held for investment, net of allowance for loan losses	-	-	-	2,595	-	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	969,665	-	969,665
Interest receivable	-	-	66	3,488	66	3,620
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	3,929	-	3,929
Deferred tax assets	-	8,315	-	-	-	8,315
Other assets	(1,137)	149,122	(722)	12,321	(137,709)	21,875
Investment in subsidiaries	244,800	71,538	109,146	-	(425,484)	-
Total assets	$243,743	$248,061	$150,482	$1,198,392	$(563,176)	$1,277,501
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,284	$-	$13,284
Accrued compensation	-	150	-	39,320	-	39,470
Asset-backed securities issued	-	-	-	934,392	-	934,392
Interest payable	-	1,506	-	3,805	66	5,377
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	13,733	-	960	-	14,693
Other liabilities	1,088	20,685	-	1,367	(49)	23,091
Total liabilities	$138,691	$130,374	$-	$993,128	$(137,586)	$1,124,607
						-
Total members' (deficit) equity	105,052	117,687	122,478	205,697	(425,802)	125,112
Nonredeemable Non-controlling Interest	$-	$-	$28,004	$(434)	$212	$27,782
Total equity	$105,052	$117,687	$150,482	$205,263	$(425,590)	$152,894
Total liabilities and equity	$243,743	$248,061	$150,482	$1,198,391	$(563,176)	$1,277,501

	As of December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$-	$5,508	$-	$95,854	$-	$101,362
Restricted cash and deposits	-	1,123	-	50,711	-	51,834
Receivable from clearing broker	-	-	-	16,553	-	16,553
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	10,439	-	10,439
Marketable securities owned, at fair value	-	-	-	29,466	-	29,466
Incentive fee receivable	-	-	-	7,092	-	7,092
Other investments	-	58,012	-	150,935	-	208,947
Loans held for investment, net of allowance for loan losses	-	-	-	1,997	-	1,997
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	1,038,848	-	1,038,848
Interest receivable	-	2	-	2,885	(2)	2,885
Fixed assets, net	-	-	-	2,233	-	2,233
Deferred tax assets	-	9,507	-	1,063	-	10,570
Other assets	-	19,354	-	14,422	190	33,966
Investment in subsidiaries		330,469		-	(330,469)	-
Total assets	$-	$423,975	$-	$1,422,498	$(330,281)	$1,516,192

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$15,048	$-	$15,048
Accrued compensation	-	150	-	54,589	-	54,739
Asset-backed securities issued	-	-	-	1,001,137	-	1,001,137
Interest payable	-	1,506	-	4,064	(2)	5,568
Note payable	-	-	-	(190)	190	-
Bond payable	-	94,300	-	-	-	94,300
Deferred tax liability	-	17,843	-	1,318	-	19,161
Other liabilities	-	21,247	-	16,063	-	37,310
Total liabilities	$-	$135,046	$-	$1,092,029	$188	$1,227,263

Total members' (deficit) equity	-	288,929	-	174,136	(330,469)	132,596
Nonredeemable Non-controlling Interest	$-	$-	$-	$156,332	$-	$156,332
Total equity	$-	$288,929	$-	$330,468	$(330,469)	$288,928
Total liabilities and equity	$-	$423,975	$-	$1,422,497	$(330,281)	$1,516,191

	For the Year Ended December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$63,116	$-	$63,116
Brokerage	-	-	-	25,577	-	25,577
Asset management fees	-	-	-	30,704	(5,913)	24,791
Principal transactions	-	821	1,973	4,615	-	7,409
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,604)	-	(1,604)
Net dividend income	-	-	782	259	-	1,041
Other income	-	-	-	943	-	943
Equity earnings of subsidiaries	7,565	(673)	16,602	-	(23,494)	-
Non-interest revenues	7,565	148	19,357	123,610	(29,407)	121,273

Interest income	1,485	4,400	691	51,716	(7,491)	50,801
Interest expense	(4,399)	(9,094)	3,377	(27,115)	7,491	(29,740)
Net interest income	(2,914)	(4,694)	4,068	24,601	-	21,061

Provision for loan losses	-	-	-	(1,090)	-	(1,090)

Total net revenues after provision for loan losses	4,651	(4,546)	23,425	147,121	(29,407)	141,244

Non-interest expenses
Compensation and benefits	2,193	3,899	201	97,267	-	103,560
Administration	483	639	580	6,651	(1,124)	7,229
Brokerage, clearing and exchange fees	-	-	-	3,378	-	3,378
Travel and business development	31	60	-	4,655	-	4,746
Communications and technology	-	12	-	3,917	-	3,929
Occupancy	-	-	-	3,657	-	3,657
Professional fees	2,151	722	-	1,440	-	4,313
Depreciation	-	-	-	1,177	-	1,177
Other	-	-	-	7,031	(4,788)	2,243
Total non-interest expenses	4,858	5,332	781	129,173	(5,912)	134,232
Net income (loss) before income tax expense	(207)	(9,878)	22,644	17,948	(23,495)	7,012
Income tax expense (benefit)	-	(624)	-	845	-	221
Net income (loss)	(207)	(9,254)	22,644	17,103	(23,495)	6,791
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	5,825	1,174	-	6,999
Net income (loss) attributable to JMP Group LLC	$(207)	$(9,254)	$16,819	$15,929	$(23,495)	$(208)

	For the Year Months Ended December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$81,070	$-	$81,070
Brokerage	-	-	-	26,916	-	26,916
Asset management fees	-	-	-	40,620	-	40,620
Principal transactions	-	4,723	-	9,125	-	13,848
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(492)	-	(492)
Net dividend income	-	-	-	1,001	-	1,001
Other income	-	-	-	3,335	-	3,335
Equity earnings of subsidiaries	-	22,781		-	(22,781)	-
Non-interest revenues	-	27,504	-	161,575	(22,781)	166,298

Interest income	-	25	-	40,039	(22)	40,042
Interest expense	-	(7,301)	-	(16,119)	22	(23,398)
Net interest income	-	(7,276)	-	23,920	-	16,644

Provision for loan losses	-	-		(436)		(436)

Total net revenues after provision for loan losses	-	20,228	-	185,059	(22,781)	182,506

Non-interest expenses
Compensation and benefits	-	8,213	-	115,367	-	123,580
Administration	-	1,161	-	6,149	-	7,310
Brokerage, clearing and exchange fees	-	-	-	3,304	-	3,304
Travel and business development	-	118	-	4,005	-	4,123
Communications and technology	-	13	-	3,830	-	3,843
Occupancy	-	-	-	3,337	-	3,337
Professional fees	-	2,765	-	1,973	-	4,738
Depreciation	-	-	-	931	-	931
Other	-	-	-	1,342	-	1,342
Total non-interest expenses	-	12,270	-	140,238	-	152,508
Net income (loss) before income tax expense	-	7,958	-	44,821	(22,781)	29,998
Income tax expense (benefit)	-	(5,394)	-	13,409	-	8,015
Net income (loss)	-	13,352	-	31,412	(22,781)	21,983
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	8,631	-	8,631
Net income (loss) attributable to JMP Group LLC	$-	$13,352	$-	$22,781	$(22,781)	$13,352

	For the Year Months Ended December 31, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$74,173	$-	$74,173
Brokerage	-	-	-	24,625	-	24,625
Asset management fees	-	-	-	25,952	-	25,952
Principal transactions	-	2,372	-	18,355	-	20,727
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	1,806	-	1,806
Net dividend income	-	-	-	535	-	535
Other income	-	-	-	798	-	798
Equity earnings of subsidiaries	-	9,505		-	(9,505)	-
Non-interest revenues	-	11,877	-	146,244	(9,505)	148,616

Interest income	-	40	-	33,323	(17)	33,346
Interest expense	-	(3,610)	-	(26,517)	17	(30,110)
Net interest income	-	(3,570)	-	6,806	-	3,236

Provision for loan losses	-	-		(2,637)		(2,637)

Total net revenues after provision for loan losses	-	8,307	-	150,413	(9,505)	149,215

Non-interest expenses
Compensation and benefits	-	6,567	-	95,865	-	102,432
Administration	-	1,070	-	7,590	-	8,660
Brokerage, clearing and exchange fees	-	-	-	3,543	-	3,543
Travel and business development	-	56	-	4,360	-	4,416
Communications and technology	-	13	-	3,521	-	3,534
Occupancy	-	-	-	3,245	-	3,245
Professional fees	-	1,800	-	2,153	-	3,953
Depreciation	-	-	-	921	-	921
Other	-	-	-	960	-	960
Total non-interest expenses	-	9,506	-	122,158	-	131,664
Net income (loss) before income tax expense	-	(1,199)	-	28,255	(9,505)	17,551
Income tax expense (benefit)	-	(4,827)	-	8,777	-	3,950
Net income (loss)	-	3,628	-	19,478	(9,505)	13,601
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	9,973	-	9,973
Net income (loss) attributable to JMP Group LLC	$-	$3,628	$-	$9,505	$(9,505)	$3,628

	For the Year Ended December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(207)	$(9,254)	$22,644	$17,103	$(23,495)	$6,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(7)	-	(7)
Provision for loan losses	-	-	-	1,090	-	1,090
Accretion of deferred loan fees	-	-	-	(1,827)	-	(1,827)
Amortization of liquidity discount, net	-	-	-	(131)	-	(131)
Amortization of debt issuance costs	-	423	-	-	-	423
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,457	-	1,457
Interest paid in kind	-	-	-	(198)	-	(198)
Loss on sale and payoff of loans	-	-	-	1,604	-	1,604
Change in other investments:
Fair value	-	(821)	(2,615)	(296)	-	(3,732)
Incentive fees reinvested in general partnership interests	-	-	-	(3,614)	-	(3,614)
Change in fair value of total return swap	-	-	-	1950	-	1950
Realized gain on other investments	-	-	-	(3,395)	-	(3,395)
Depreciation and amortization of fixed assets	-	-	-	1,177	-	1,177
Stock-based compensation expense	8,345	-	-	-	-	8,345
Deferred income taxes	-	(2,918)	-	705	-	(2,213)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	-	2	(66)	(603)	(68)	(735)
Decrease in receivables	-	-	-	10,015	49	10,064
(Increase) decrease in marketable securities	-	-	(8,294)	9,267	-	973
Increase in restricted cash (excluding restricted cash reserved for lending activities)				814
Decrease (increase) in deposits and other assets	1,137	(130,190)	31,517	2,049	106,932	11,445
Decrease in marketable securities sold, but not yet purchased	-	-	-	(1,764)	-	(1,764)
Decrease (increase) in interest payable	-	-	-	(259)	68	(191)
Increase (decrease) in accrued compensation and other liabilities	1,088	(562)	-	(31,761)	(901)	(32,136)
Net cash provided by (used in) operating activities	$10,363	$(143,320)	$43,186	$3,376	$82,585	$(3,810)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(2,873)	-	(2,873)
Investment in subsidiary	(244,800)	258,908	(109,146)	(15,375)	110,188	-
Purchases of other investments	-	(9,093)	(68,325)	(15,859)	70,550	(22,727)
Sales of other investments	-	61,223	38,467	17,640	(70,378)	46,952
Funding of loans collateralizing asset-backed securities issued	-	-	-	(291,660)	-	(291,660)
Funding of loans held for investment	-	-	-	(640)		(640)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	289,720	-	289,720
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	70,387	-	70,387
Principal receipts on loans held for investment	-	-	-	240	-	240
Net change in restricted cash reserved for lending activities	-	-	-	(1,552)	-	(1,552)
Cash collateral posted for total return swap	-	-	-	(25,000)		(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash (used in) provided by investing activities	$(244,800)	$311,038	$(139,004)	$24,768	$110,585	$62,587

Cash flows from financing activities:
Proceeds from issuance of note payable	137,603	-	-	-	(137,603)	-
Repayment of note payable	-	-	-	190	(190)	-
Repayment of asset-backed securities issued	-	-	-	(68,202)	-	(68,202)
Distributions and dividend equivalents paid on common shares and RSUs	(10,182)	-	-	-	-	(10,182)
Purchases of shares of common stock for treasury	(4,432)	-	-	-	-	(4,432)
Capital contributions of parent	111,685	(161,966)	105,658	-	(55,377)	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	464	-	-	464
Distributions to non-controlling interest shareholders	-	-	(9,079)	-	-	(9,079)
Excess tax benefit related to stock-based compensation	(157)	-	-	-	-	(157)
Net cash provided by (used in)financing activities	$234,517	$(161,966)	$97,043	$(68,012)	$(193,170)	$(91,588)
Net increase (decrease) in cash and cash equivalents	80	5,752	1,225	(39,868)	-	(32,811)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	80	11,260	1,225	55,986	-	68,551

	For the Year Ended December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$13,352	$-	$31,412	$(22,781)	$21,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	5	-	5
Provision for loan losses	-	-	-	436	-	436
Accretion of deferred loan fees	-	-	-	(1,202)	-	(1,202)
Amortization of liquidity discount, net	-	-	-	(119)	-	(119)
Amortization of debt issuance costs	-	399	-	-	-	399
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,036	-	1,036
Interest paid in kind	-	-	-	(168)	-	(168)
Loss (gain) on sale and payoff of loans	-	-	-	492	-	492
Change in other investments:
Fair value	-	(4,948)	-	(11,312)	-	(16,260)
Incentive fees reinvested in general partnership interests	-	-	-	(17,863)	-	(17,863)
Realized gain on other investments	-	-	-	(755)	-	(755)
Depreciation and amortization of fixed assets	-	-	-	931	-	931
Stock-based compensation expense	-	9,431	-	-	-	9,431
Deferred income taxes	-	16,915	-	542	-	17,457
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(1)	-	(839)	(1)	(841)
Decrease (increase) in receivables	-	-	-	1,849	-	1,849
Increase in marketable securities	-	-	-	(171)	-	(171)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	5	-	(4,687)	-	(4,679)
(Increase) decrease in deposits and other assets	-	(12,586)	-	(3,106)	(1,743)	(17,435)
Increase in marketable securities sold, but not yet purchased	-	-	-	1,299	-	1,299
Increase (decrease) in interest payable	-	729	-	2,071	1	2,801
Increase (decrease) in accrued compensation and other liabilities	-	(3,970)	-	11,788	-	7,818
Net cash used in operating activities	$-	$19,326	$-	$11,642	$(24,524)	$6,444

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(1,072)	-	(1,072)
Investment in subsidiary	-	(31,686)	-	8,905	19,886	(2,895)
Purchases of other investments	-	(27,404)	-	(22,374)		(49,778)
Sales of other investments	-	11,027	-	41,599	-	52,626
Funding of loans collateralizing asset-backed securities issued	-	-	-	(673,586)	-	(673,586)
Funding of loans held for investment	-	-	-	(1,172)		(1,172)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	301,646	-	301,646
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	60,755	-	60,755
Net change in restricted cash reserved for lending activities	-	-	-	6,975	-	6,975
Net cash provided by (used in) investing activities	$-	$(48,063)	$-	$(278,324)	$19,886	$(306,501)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	-	5,000	-	5,000
Proceeds from line of credit	-	-	-	-	-	-
Proceeds from CLO III credit warehouse	-	-	-	207,393	-	207,393
Proceeds from bond issuance	-	48,300	-	-	-	48,300
Proceeds from asset-backed securities issued	-	-	-	329,339	-	329,339
Payments of debt issuance costs	-	(1,740)	-	-	-	(1,740)
Repayment of note payable	-	-	-	(24,638)	4,638	(20,000)
Repayment of line of credit	-	-	-	-	-	-
Repayment of credit warehouse	-	-	-	(207,393)	-	(207,393)
Repayment of asset-backed securities issued	-	-	-	(45,661)	-	(45,661)
Distributions and dividend equivalents paid on common shares and RSUs	-	(5,153)	-	-	-	(5,153)
Purchases of shares of common stock for treasury	-	(11,702)	-	-	-	(11,702)
Capital contributions of redeemable non-controlling interest holders	-	-	-	20,954	-	20,954
Distributions to non-controlling interest shareholders	-	-	-	(3,175)	-	(3,175)
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(6,000)	-	(6,000)
Cash settlement of stock-based compensation	-	(140)	-	-	-	(140)
Sale of subsidiary shares to non-controlling interest holders	-	-	-	25,316	-	25,316
Excess tax benefit related to stock-based compensation	-	-	-	175	-	175
Net cash provided by financing activities	$-	$29,565	$-	$301,310	$4,638	$335,513
Net increase (decrease) in cash and cash equivalents	-	828	-	34,628	0	35,456
Cash and cash equivalents, beginning of period	$-	$4,680	$-	$61,226	$-	$65,906
Cash and cash equivalents, end of period	-	5,508	-	95,854	0	101,362

	For the Year Ended December 31, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$3,628	$-	$19,478	$(9,505)	$13,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	2	-	-	-	2
Provision for loan losses	-	-	-	2,637	-	2,637
Accretion of deferred loan fees	-	-	-	(1,795)	-	(1,795)
Amortization of liquidity discount, net	-	-	-	14,867	-	14,867
Amortization of debt issuance costs	-	31	-	-	-	31
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	580	-	580
Interest paid in kind	-	-	-	(485)	-	(485)
Loss (gain) on sale and payoff of loans	-	-	-	(1,806)	-	(1,806)
Change in other investments:
Fair value	-	(2,376)	-	(14,106)	-	(16,482)
Incentive fees reinvested in general partnership interests	-	-	-	(7,753)	-	(7,753)
Realized gain on other investments	-	-	-	(2,895)	-	(2,895)
Depreciation and amortization of fixed assets	-	-	-	921	-	921
Stock-based compensation expense	-	5,371	-	-	-	5,371
Deferred income taxes	-	(216)	-	(5,338)	-	(5,554)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	1	-	(647)	(1)	(647)
Decrease (increase) in receivables	-	-	-	4,888	-	4,888
Increase in marketable securities	-	-	-	(14,948)	-	(14,948)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(3,159)	-	(3,159)
(Increase) decrease in deposits and other assets	-	(66)	-	2,487	(444)	1,977
Increase in marketable securities sold, but not yet purchased	-	-	-	2,182	-	2,182
Increase (decrease) in interest payable	-	777	-	1,401	1	2,179
Increase (decrease) in accrued compensation and other liabilities	-	2,134	-	35,766	517	38,417
Net cash used in operating activities	$-	$9,286	$-	$32,185	$(9,432)	$32,039

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(350)	-	(350)
Investment in subsidiary	-	(16,661)	-	7,672	8,989	-
Purchases of other investments	-	(32,525)	-	(43,925)	-	(76,450)
Sales of other investments	-	658	-	12,922	-	13,580
Funding of loans collateralizing asset-backed securities issued	-	-	-	(590,932)	-	(590,932)
Funding of loans held for investment	-	-	-	(825)		(825)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	220,122	-	220,122
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	49,324	-	49,324
Net change in restricted cash reserved for lending activities	-	-	-	7,125	-	7,125
Net cash provided by (used in) investing activities	$-	$(48,528)	$-	$(353,461)	$8,989	$(393,000)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	-	15,000	-	15,000
Proceeds from CLO III credit warehouse	-	-	-	-	-	-
Proceeds from bond issuance	-	46,000	-	-	-	46,000
Proceeds from asset-backed securities issued	-	-	-	311,562	-	311,562
Payments of debt issuance costs	-	(1,694)	-	-	-	(1,694)
Repayment of note payable	-	-	-	(10,929)	443	(10,486)
Repayment of line of credit	-	-	-	(28,227)	-	(28,227)
Repayment of asset-backed securities issued	-	-	-	(26,723)	-	(26,723)
Distributions and dividend equivalents paid on common shares and RSUs	-	(3,329)	-	-	-	(3,329)
Purchases of shares of common stock for treasury	-	(5,783)	-	-	-	(5,783)
Capital contributions of redeemable non-controlling interest holders	-	-	-	134	-	134
Distributions to non-controlling interest shareholders	-	-	-	(3,913)	-	(3,913)
Cash settlement of stock-based compensation	-	(428)	-	-	-	(428)
Net cash provided by financing activities	$-	$34,766	$-	$324,583	$443	$359,792
Net increase (decrease) in cash and cash equivalents	-	(4,476)	-	3,307	0	(1,169)
Cash and cash equivalents, beginning of period	$-	$9,156	$-	$57,919	$-	$67,075
Cash and cash equivalents, end of period	-	4,680	-	61,226	0	65,906

23. Subsequent Events

On January 12, 2016, the Company’s board of directors authorized the repurchase of an additional 1,000,000 shares, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2016.

On January 20, 2016, the Company announced that its board of directors declared cash distributions of $0.04 per share for the months of January, February and March, 2016. The January distribution is payable on or before February 15, 2016, to shareholders of record as of January 29, 2016. The February distribution is payable on or before March 15, 2016, to shareholders of record as of February 29, 2016. The March distribution is payable on or before April 15, 2016, to shareholders of record as of March 31, 2016.

On February 3, 2016, the Company granted approximately 231,000 RSUs to certain employees of the Company as part of the 2015 deferred compensation program. 50% of these units will vest on December 1, 2016 and the remaining 50% will vest on December 1, 2017, subject to the grantees’ continued employment through such dates. In addition, the Company granted approximately 546,000 RSUs to certain employees for long-term incentive purposes. 50% of these units will vest on December 1, 2016, and the remaining 50% will vest on December 1, 2017. The vested shares will be restricted from sale or transfer until December 1, 2018.

24. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2015 and 2014. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
(In thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total net revenues after provision for loan losses	$31,745	$28,090	$40,459	$40,950

Non-interest expenses:
Compensation and benefits	27,023	21,949	27,524	27,064
Other expenses	7,755	7,678	8,298	6,941
Total non-interest expenses	34,778	29,627	35,822	34,005

Income (loss) before income tax expense	(3,033)	(1,537)	4,637	6,945
Income tax expense (benefit)	(3,572)	(343)	(2,864)	7,000
Net income (loss)	539	(1,194)	7,501	(55)
Less: Net (loss) income attributable to the non-controlling interest	1,690	1,797	1,675	1,837
Net income (loss) attributable to JMP Group LLC	(1,151)	(2,991)	5,826	(1,892)

Net income attributable to JMP Group LLC per common share:
Basic	$(0.05)	$(0.14)	$0.26	$(0.09)
Diluted	$(0.05)	$(0.14)	$0.25	$(0.09)

	Three Months Ended
(In thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total net revenues after provision for loan losses	$53,631	$33,697	$57,518	$37,660

Non-interest expenses:
Compensation and benefits	25,910	28,315	37,979	31,376
Other expenses	8,227	7,007	7,177	6,517
Total non-interest expenses	34,137	35,322	45,156	37,893

Income (loss) before income tax expense	19,494	(1,625)	12,362	(233)
Income tax expense	2,409	1,460	2,450	1,696
Net income (loss)	17,085	(3,085)	9,912	(1,929)
Less: Net (loss) income attributable to the non-controlling interest	12,421	(4,580)	6,717	(5,927)
Net income attributable to JMP Group LLC	4,664	1,495	3,195	3,998

Net income attributable to JMP Group LLC per common share:
Basic	$0.21	$0.07	$0.14	$0.17
Diluted	$0.20	$0.06	$0.13	$0.17

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), has evaluated the disclosure controls and procedures as of the end of the year covered by this Form 10-K, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the year covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management report on internal control over financial reporting and the attestation of our independent registered public accounting firm are contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and are incorporated herein by reference.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, captioned “Related Party Transactions” and “Director Independence” which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages __ through __ herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Form 10-K for a list of the exhibits being filed or furnished with or incorporated by reference into this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2016

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2016

Signature	Title

/ S / JOSEPH A. JOLSON	Director, Chairman and Chief Executive Officer
Joseph A. Jolson	(principal executive officer)

/ S / RAYMOND S. JACKSON	Chief Financial Officer
Raymond S. Jackson	(principal financial and accounting officer)

/ S / CRAIG R. JOHNSON	Director
Craig R. Johnson

/ S / DAVID M. DIPIETRO	Director
David M. DiPietro

/ S / KENNETH M. KARMIN	Director
Kenneth M. Karmin

/ S / MARK L. LEHMANN	Director
Mark L. Lehmann

/ S / H. MARK LUNENBURG	Director
H. Mark Lunenburg

/ S / JONATHAN M. ORSZAG	Director
Jonathan M. Orszag

/ S / CARTER D. MACK	Director
Carter D. Mack

/ S / GLENN H. TONGUE	Director
Glenn H. Tongue

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of August 20, 2014, by and among JMP Group LLC, JMP Group Inc. and JMP Merger Corp. (incorporated by reference to Exhibit 2.1 to JMP Group Inc.’s current report on Form 8-K filed August 20, 2014).

3.1	Certificate of Formation of JMP Group LLC, dated as of August 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed October 16, 2014).

3.2

Amended and Restated Limited Liability Agreement of JMP Group LLC, dated as of January 1, 2015 (incorporated by reference to Exhibit 3.1 the Registrant’s current report on Form 8-K filed January 2, 2015).

3.3

Fifth Amended and Restated Certificate of Incorporation of JMP Group Inc., dated as of January 2, 2015 (incorporated by reference to Exhibit 3.1 to JMP Group Inc.’s current report on Form 8-K filed January 2, 2015).

3.4	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.3 to JMP Group Inc.’s current report on Form 8-K filed January 2, 2015).

4.1

Form of specimen share certificate for common shares representing limited liability company interests in JMP Group LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s post-effective amendment to the registration statement on Form S-3 filed January 27, 2015).

4.2

Indenture dated as of January 24, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 25, 2013).

4. 3

First Supplemental Indenture dated as of January 25, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on January 25, 2013).

4.4	Form of 8.00% Senior Nate due 2023 (included as Exhibit A to Exhibit 4.3 above).

4.6

Second Supplemental Indenture dated as of January 29, 2014, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 30, 2014).

4.7	Form of 7.25% Senior Note due 2021 (included as Exhibit A to Exhibit 4.6 above).

4.8

Second Amended and Restated Credit Agreement, by and between JMP Group Inc. and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s quarterly report on Form 10-Q filed on May 1, 2014).

4.9

Third Supplemental Indenture, dated as of October 15, 2014, by and among JMP Group Inc., JMP Group LLC, JMP Investment Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K dated January 2, 2015).

10.1	Lease Agreement, Dated December 18, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.2	Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.3	Consent to Sublease, Dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.4

Letter Amendment to Consent to Sublease, Dated May 10, 2004 (incorporated by reference to Exhibit 10.9.2 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10. 5	JMP Group LLC Amended and Restated Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed October 16, 2014).

10.6	JMP Group LLC Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s registration statement on Form S-8 filed January 27, 2015).

10.7	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 6, 2010).

10.8	Form of Share Appreciation Right Award Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 filed January 27, 2015).

10.9	Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s registration statement on Form S-4 filed October 29, 2014).

10.10

Amendment Number Five to Resolving Note and Cash Subordination Agreement and Revolving Note, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.31 to JMP Group Inc.’s quarterly report on Form 10-Q filed May 1, 2014).

10.11

Amendment Number Six to Revolving Note and Cash Subordination Agreement and Revolving Note, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.11 to JMP Group LLC’s quarterly report on Form 10-Q filed August 4, 2015).

21*	List of subsidiaries of JMP Group LLC

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith