Form 10-Q
period 2016-03-31
JMP GROUP LLC
filed 2016-05-02
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of April 28, 2016: 21,132,686.

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

JMP Group LLC also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website, are not intended to be part of this quarterly report on Form 10-Q (the “Quarterly Report”) and inclusions of the internet address in this Quarterly Report. JMP Group LLC also uses the Investor Relations section of its website as a means of complying with its disclosure obligations under Regulation FD. Accordingly, you should monitor JMP Group LLC’s Investor Relations section of its website in addition to following JMP Group LLC’s press releases, SEC filings, and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$53,821	$68,551
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both March 31, 2016 and December 31, 2015)	58,325	52,572
Receivable from clearing broker	14,670	14,586
Investment banking fees receivable, net of allowance for doubtful accounts of zero at both March 31, 2016 and December 31, 2015, respectively	5,942	5,044
Marketable securities owned, at fair value	27,438	28,493
Incentive fee receivable	5,330	4,397
Other investments (includes $44,072 and $51,914 measured at fair value at March 31, 2016 and December 31, 2015, respectively)	60,429	68,859
Loans held for investment, net of allowance for loan losses	2,648	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	951,676	969,665
Interest receivable	3,581	3,620
Cash collateral posted for total return swap	25,240	25,000
Fixed assets, net	3,669	3,929
Deferred tax assets	9,625	8,315
Other assets	10,561	15,232
Total assets	$1,232,955	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$13,373	$13,284
Accrued compensation	13,460	39,470
Asset-backed securities issued (net of debt issuance costs of $3,946 and $4,168 at March 31, 2016 and December 31, 2015, respectively)	918,998	930,224
Interest payable	5,811	5,377
Bond payable (net of debt issuance costs of $2,357 and $2,475 at March 31, 2016 and December 31, 2015, respectively)	91,470	91,825
Deferred tax liability	14,523	14,693
Other liabilities	25,077	23,091
Total liabilities	1,082,712	1,117,964

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2016 and December 31, 2015; 21,201,025 and 21,216,258 shares outstanding at March 31, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	136,023	135,003
Treasury shares at cost, 1,579,027 and 1,497,075 shares at March 31, 2016 and December 31, 2015, respectively	(9,347)	(6,763)
Accumulated deficit	(3,963)	(3,151)
Total JMP Group LLC shareholders' equity	122,736	125,112
Nonredeemable Non-controlling Interest	27,507	27,782
Total equity	150,243	152,894
Total liabilities and equity	$1,232,955	$1,270,858

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$-	$1,311
Restricted cash	57,138	51,220
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	951,676	969,665
Interest receivable	2,562	2,575
Incentive fees receivable	-	990
Other assets	113	2,102
Total assets of consolidated VIEs	$1,011,489	$1,027,863

Accrued compensation	-	761
Asset-backed securities issued	918,998	930,224
Note payable (1)	-	2,500
Interest payable	4,212	3,781
Other liabilities	1,266	1,360
Total liabilities of consolidated VIEs	$924,477	$938,626

(1)	December 31, 2015 balance is inclusive of a $2.5 million intercompany loan.

 The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues
Investment banking	$18,296	$20,694
Brokerage	6,095	6,065
Asset management fees	9,326	4,662
Principal transactions	930	3,744
Gain (loss) on sale and payoff of loans	(376)	(578)
Net dividend income	263	191
Other income	226	740
Non-interest revenues	34,760	35,518

Interest income	12,401	12,777
Interest expense	(7,975)	(7,288)
Net interest income	4,426	5,489

Provision for loan losses	(631)	(57)

Total net revenues after provision for loan losses	38,555	40,950

Non-interest expenses
Compensation and benefits	27,425	27,064
Administration	1,818	1,692
Brokerage, clearing and exchange fees	761	798
Travel and business development	1,291	938
Communications and technology	1,016	970
Occupancy	936	813
Professional fees	1,073	974
Depreciation	332	226
Other	621	530
Total non-interest expenses	35,273	34,005
Net income before income tax expense	3,282	6,945
Income tax expense	50	7,000
Net income (loss)	3,232	(55)
Less: Net income attributable to nonredeemable non-controlling interest	1,429	1,837
Net income (loss) attributable to JMP Group LLC	$1,803	$(1,892)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)

Distributions declared per common share	$0.120	$0.105

Weighted average common shares outstanding:
Basic	21,349	21,216
Diluted	21,865	21,216

See accompanying notes to consolidated financial statements.

  JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$3,232	$(55)
Other comprehensive income	-	-
Comprehensive loss attributable to JMP Group LLC	3,232	(55)
Less: Comprehensive (loss) income attributable to non-controlling interest	1,429	1,837
Comprehensive income (loss) attributable to JMP Group LLC	$1,803	$(1,892)

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
					Retained
				Additional	Earnings/	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	1,803	1,429	3,232
Additonal paid-in capital - share-based compensation	-	-	-	1,020	-	-	1,020
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,615)	-	(2,615)
Purchases of shares of common shares for treasury	-	-	(2,629)	-	-	-	(2,629)
Reissuance of shares of common shares from treasury	-	-	45	-	-	-	45
Distributions to non-controlling interest holders	-	-	-	-	-	(1,704)	(1,704)
Balance, March 31, 2016	22,780	$23	$(9,347)	$136,023	$(3,963)	$27,507	$150,243

	JMP Group LLC's Equity
					Retained
				Additional	Earnings	Nonredeemable
	Common Shares		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income (loss)	-	-	-	-	(1,892)	1,837	(55)
Additonal paid-in capital - share-based compensation	-	-	-	1,937	-	-	1,937
Excess tax benefit related to share-based compensation	-	-	-	5	-	-	5
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,306)	-	(2,306)
Reissuance of shares of common shares from treasury	-	-	81	9	-	-	90
Distributions to non-controlling interest holders	-	-	-	-	-	(934)	(934)
Balance, March 31, 2015	22,780	$23	$(10,235)	$136,751	$3,892	$30,301	$160,732

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,232	$(55)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	(5)
Provision for loan losses	631	57
Accretion of deferred loan fees	(360)	(287)
Amortization of liquidity discount, net	(36)	(32)
Amortization of debt issuance costs	117	105
Amortization of original issue discount, related to CLO II and CLO III	598	357
Interest paid in kind	(53)	(48)
Loss on sale and payoff of loans	376	578
Gain on repurchase of bonds payable	(87)	-
Change in other investments:
Income from investments in equity method investees	(283)	(715)
Fair value on other equity investments	(97)	(888)
Incentive fees reinvested in general partnership interests	-	(76)
Realized gain (loss) on other investments	(19)	(1,298)
Depreciation and amortization of fixed assets	332	226
Share-based compensation expense	1,242	2,027
Deferred income taxes	(1,480)	1,029
Net change in operating assets and liabilities:
Decrease in interest receivable	39	122
Increase in receivables	(1,915)	(6,036)
Decrease (increase) in marketable securities	1,055	(7,486)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	337	(4,480)
Decrease in deposits and other assets	4,586	12,281
Increase in marketable securities sold, but not yet purchased	89	2,629
Increase in interest payable	434	2,034
Decrease in accrued compensation and other liabilities	(24,201)	(50,116)
Net cash used in operating activities	(15,463)	(50,077)

Cash flows from investing activities:
Purchases of fixed assets	(72)	(236)
Purchases of other investments	(2,779)	(7,896)
Sales of other investments	11,694	9,324
Funding of loans collateralizing asset-backed securities issued	(52,181)	(56,645)
Sale and payoff of loans collateralizing asset-backed securities issued	53,698	37,318
Principal receipts on loans collateralizing asset-backed securities issued	15,861	26,246
Repayments on loans held for investment	-	93
Net change in restricted cash reserved for lending activities	(6,090)	(952)
Net changes in cash collateral posted for derivative transactions	(240)	-
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	(260)
Net cash provided by investing activities	19,891	6,992

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Repurchase of bonds payable	(385)	-
Repayment of asset-backed securities issued	(11,824)	(6,448)
Distributions and distribution equivalents paid on common shares and RSUs	(2,616)	(1,563)
Purchases of common share for treasury	(2,629)	-
Distributions to non-controlling interest shareholders	(1,704)	(934)
Excess tax benefit related to share-based compensation	-	5
Net cash used in financing activities	(19,158)	(8,940)
Net decrease in cash and cash equivalents	(14,730)	(52,025)
Cash and cash equivalents, beginning of period	68,551	101,362
Cash and cash equivalents, end of period	$53,821	$49,337

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,317	$4,557
Cash paid during the period for taxes	$-	$-

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$45	$81
Distributions declared but not yet paid	$849	$743

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management Inc. (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”), JMP Realty Trust Inc., and JMPCA. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”), JMPCA CLO III Ltd (“CLO III”), and JMP Credit Advisors TRS Ltd (“JMPCA TRS”), a wholly owned special purpose vehicle formed to enter into a total return swap (“TRS”). The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”).

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS (effective May 2015), JMP Asset Management Inc. (effective October 2015), JMP Realty Trust Inc. (effective September 2015), and the partially-owned subsidiaries CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, was issued in May 2014 to provide a more robust framework for addressing revenue issues. The provisions of this standard are effective for annual reporting periods beginning after December 15, 2016, and do not allow early adoption. ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015, to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. ASU 2016-08, Principal versus Agent Considerations, was issued in March 2016 to clarify the implementation guidance on principal versus agent considerations. Its adoption may have an impact on the Company’s financial statements; however, the extent is not yet determined.

ASU 2015-03 and ASU 2015-15, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, were issued April 2015 and August 2015, respectively. To simplify the presentation of debt issuance costs, the amendments in 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 extends the scope of ASU 2015-03 to address debt issuance costs associated with line of credit arrangements. This standard became effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, the Company reclassified debt issuance costs to the respective debt liability line items.

ASU 2016-02, Leases, was issued February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company’s assets and liabilities will be grossed up to reflect the present value of the lease payments.

ASU 2016-06, Contingent Put and Call Options in Debt Instruments, was issued in March 2016 to clarify and improve GAAP by eliminating diversity in assessing embedded contingent call options in debt instruments. This standard will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-06 will not have an impact on the Company’s financial statements.

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, was issued in March 2016. When an investment qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, the amendments eliminate the requirement to retroactively adopt the equity method of accounting. This standard will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-07 is not expected to have an impact the Company’s financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued in March 2016 as part of its initiative to reduce complexity in accounting standards. Areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will become effective for fiscal years beginning after December 31, 2016. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2016 and December 31, 2015:

	At March 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$53,821	$53,821	$-	$-	$53,821
Restricted cash and deposits	58,325	58,325	-	-	58,325
Marketable securities owned	27,438	27,438	-	-	27,438
Other investments	31,521	-	31,521	-	31,521
Other investments measured at net asset value (1)	28,908	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,648	-	-	2,432	2,432
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	951,676	-	919,852	-	919,852
Cash collateral posted for total return swap	25,240	25,240	-	-	25,240
Long term receivable	385	-	-	401	401
Total assets:	$1,179,962	$164,824	$951,373	$2,833	$1,119,030

Liabilities:
Marketable securities sold, but not yet purchased	$13,373	$13,373	$-	$-	$13,373
Asset-backed securities issued	918,998	-	892,863	-	892,863
Total return swap	1,957	-	1,957	-	1,957
Bond payable	91,470	-	86,818	-	86,818
Total liabilities:	$1,025,798	$13,373	$981,638	$-	$995,011

	At December 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68,551	$68,551	$-	$-	$68,551
Restricted cash and deposits	52,572	52,572	-	-	52,572
Marketable securities owned	28,493	27,058	1,458	-	28,516
Other investments	38,588	-	38,588	-	38,588
Other investments measured at net asset value (1)	30,271	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,595	-	-	2,342	2,342
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	-	940,545	-	940,545
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Long term receivable	500	-	-	526	526
Total assets:	$1,216,235	$173,181	$980,591	$2,868	$1,156,640

Liabilities:
Marketable securities sold, but not yet purchased	$13,284	$13,284	$-	$-	$13,284
Asset-backed securities issued	930,224	-	919,937	-	919,937
Total return swap	1,950	-	1,950	-	1,950
Bond payable	91,825	-	94,179	-	94,179
Total liabilities:	$1,037,283	$13,284	$1,016,066	$-	$1,029,350
(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

(In thousands)		March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	27,438	$27,438	$-	$-	$27,438
Other investments:
Investments in hedge funds managed by HCS	31,521	-	31,521	-	31,521
Investments in private equity funds managed by HCS (1)	4,041	.	.	-	-
Investments in funds of funds managed by HCS (1)	9	-	-	-	-
Total investment in funds managed by HCS (1)	35,571	-	31,521	-	31,521
Limited partnership in investments in private equity/ real estate funds (1)	8,501	-	-	-	-
Total other investments	44,072	-	31,521	-	31,521
Total assets:	71,510	$27,438	$31,521	$-	$58,959

Marketable securities sold, but not yet purchased	13,373	13,373	-	-	13,373
Total return swap	1,957	-	1,957	-	1,957

Total liabilities:	15,330	$13,373	$1,957	$-	$15,330

(In thousands)		December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	28,493	$27,058	$1,435	$-	$28,493
Other investments:
Investments in hedge funds managed by HCS	38,588	-	38,588	-	38,588
Investments in private equity funds managed by HCS (1)	4,057	.	.	-	-
Investments in funds of funds managed by HCS (1)	19	-	-	-	-
Total investment in funds managed by HCS (1)	42,664	-	38,588	-	38,588
Limited partnership in investments in private equity/ real estate funds (1)	9,250	-	-	-	-
Total other investments	51,914	-	38,588	-	38,588
Total assets:	$80,407	$27,058	$40,023	$-	$67,081

Marketable securities sold, but not yet purchased	13,284	13,284	-	-	13,284
Total return swap	1,950	-	1,950	-	1,950
Total liabilities:	$15,234	$13,284	$1,950	$-	$15,234
(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The Company’s Level 2 assets held in other investments consist of investments in hedge funds managed by HCS. The carrying value of investment in hedge funds is calculated using the equity method and approximates fair value. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

The investments in private equity funds managed by HCS are recognized using the fair value option. These assets are considered Level 3, as the underlying investments of these funds are private equity investments. The risks associated with these investments are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC and HGC II.

The Company holds a limited partner investment in a private equity fund. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue streams from investments in real estate joint ventures. The Company recognizes these investments using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the funds. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company.

The table below provides a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3). The fair values of Level 3 assets that were determined based on net asset value as a practical expedient are excluded from the below table. For the three months ended March 31, 2016 and 2015, $12.6 million and $13.3 million of Level 3 assets were measured using the net asset value as a practical expedient. For the three months ended March 31, 2016, this amount represented all of the Company’s Level 3 assets.

(In thousands)	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$732	$122,058	$6,608	129,398
				-
Adjustment for adoption of new consolidation guidance (1)	-	(121,041)	(6,608)	(127,649)
Purchases	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Total gains (losses) - realized and unrealized included in earnings (2)	34	-	-	34
Transfers in/(out) of Level 3	-	-	-	-
Balance as of March 31, 2015	$766	$1,017	$-	$1,783
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$34	$-	$-	$34

(1)	Equity securities in HGC and HGC II were no longer consolidated effective January 1, 2015.
(2)	No Level 3 gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

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

Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

	Redemption	Redemption	Fair Value at		Unfunded Commitments
Dollars in thousands	Frequency	Notice Period	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$9	$19	$-	$-
Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$8,501	$9,250	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,041	$4,057	$1,400	$1,400

(1)	Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2016. The fund of funds will be fully liquidated in 2016.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

Loans Held for Investment

At March 31, 2016 and December 31, 2015, loans held for investment included four loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. As of March 31, 2016 and December 31, 2015, the Company’s loan outstanding to this entity was $2.2 million and $1.7 million, respectively.

The Company determined the fair value of loans held for investment to be $1.9 million and $2.3 million as of March 31, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

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

On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively. The Company determined the fair value of the long-term receivable to be $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

In May 2014, the Company entered into a commitment to purchase $2.5 million preferred shares of a real estate investment banking private equity company, which was identified as a VIE. In May 2014, the Company purchased $0.6 million of the preferred shares. The investment was determined to be a debt security, and was held at cost in the Other Investments line item. The carrying value of the debt security was $0.6 million as of December 31, 2014. The risks associated with this investment are limited to the commitment amount. The acquisition price was considered to reflect the fair value of the investment as of December 31, 2014. In the first quarter of 2015, the real estate investment banking private equity company repaid the Company’s $0.6 million investment, in addition to recognizing a realized gain of $0.6 million. The Company retains a 15% interest in this company to be distributed at a liquidation event. In the third quarter of 2015, the Company reinvested $0.3 million in this real estate investment banking private equity company.

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In the three months ended March 31, 2016 and 2015, the Company recognized gains of $0.1 million and $0.7 million, respectively, and received distributions of $0.5 million and $1.2 million, respectively.

On November 16, 2015, the Company made a $2.0 million investment in Mountain Opportunity Fund III LLC (“Mountain Opportunity Fund”), which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognizes its investment in Mountain Opportunity Fund using the equity method. In the three months ended March 31, 2016, the Company recognized gains of $0.1 million and received distributions of $0.2 million.

On December 2, 2015, the Company made a $12.8 million investment in Workspace Property Trust, LP (“Workspace”), which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment in Workspace using the equity method. In the quarter ended March 31, 2016, the Company recognized gains of $0.1 million, and received distributions of $0.1 million.

Derivative Financial Instruments

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of March 31, 2016. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of March 31, 2016.

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for JMPCA CLO III, Ltd.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of March 31, 2016, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the three months ended March 31, 2016, the Company recognized a $0.1 million gain on the TRS. The Company determined the fair value of the TRS to be a $2.0 million and $1.9 million liability as of March 31, 2016 and December 31, 2015, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. In the first quarter of 2016, the Company posted an additional $0.2 million. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. The maximum exposure of the TRS is the $25.2 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility is under-levered as the max borrowings are $167.0 million and the Company maintains the borrowing level between approximately $100.0 million and $110.0 million.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of March 31, 2016 and December 31, 2015:

(In thousands)	Loans Collateralizing Asset-backed Securities
	March 31, 2016	December 31, 2015
Outstanding principal	$967,151	$984,110
Allowance for loan losses	(6,028)	(5,397)
Liquidity discount	(882)	(918)
Deferred loan fees, net	(8,565)	(8,130)
Total loans, net	$951,676	$969,665

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$984,110	$(5,397)	$(918)	$(8,130)	$969,665
Purchases	53,409	-	-	(1,228)	52,181
Repayments	(15,997)	-	-	136	(15,861)
Accretion of discount	-	-	36	360	396
Provision for loan losses	-	(631)	-	-	(631)
Sales and payoff	(54,371)	-	-	297	(54,074)
Balance at end of period	$967,151	$(6,028)	$(882)	$(8,565)	$951,676

(In thousands)	Three Months Ended March 31, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	57,632	-	-	(987)	56,645
Repayments	(26,246)	-	-	-	(26,246)
Accretion of discount	-	-	32	287	319
Provision for loan losses	-	(57)	-	-	(57)
Sales and payoff	(38,035)	-	-	139	(37,896)
Balance at end of period	$1,043,743	$(4,364)	$(1,017)	$(6,749)	$1,031,613

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2016 and 2015 is as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$(5,397)	$(4,307)
Provision for loan losses:
General reserve	(631)	(57)
Balance at end of period	$(6,028)	$(4,364)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

The $957.7 million and $975.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2016 and December 31, 2015, respectively. A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of both March 31, 2016 and December 31, 2015, the Company held no impaired loans collateralizing asset-backed securities.

As of March 31, 2016 and December 31, 2015, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of both March 31, 2016 and December 31, 2015, no loans were on non-accrual status.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of December 31, 2015, there were no loans past due. As of March 31, 2016, there was one loan totaling $3.2 million that was current on interest payments, but did not make the March 31, 2016 scheduled amortization payment. The borrower filed Chapter 11 on February 14, 2016 and is going through a reorganization. Other than this loan, the Company held no loans whose terms were modified in a troubled debt restructuring on March 31, 2016 and December 31, 2015.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) the trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at March 31, 2016 and December 31, 2015.

(In thousands)	Cash Flow (CF)
	March 31,	December 31,
	2016	2015

Moody's rating:
Baa1 - Baa3	$18,179	$6,590
Ba1 - Ba3	255,029	281,307
B1 - B3	634,877	663,710
Caa1 - Caa3	46,663	20,507
Ca	-	2,946
C	2,956	-
Total:	$957,704	$975,060

Internal rating: (1)
2	$814,609	$846,135
3	108,783	93,704
4	34,312	35,221
Total:	$957,704	$975,060

Performance:
Performing	$957,704	$975,060
Total:	$957,704	$975,060

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $919.9 million and $940.5 million as of March 31, 2016 and December 31, 2015, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

6. Debt

Bond Payable

In January 2013, JMP Group Inc. raised approximately $46.0 million from the sale of 8.00% Senior Notes (the “2013 Senior Notes”). In January 2014, JMP Group Inc. raised an additional approximate amount of $48.3 million from the sale of 7.25% Senior Notes (the “2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year.

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

The Senior Notes are general unsecured senior obligations of JMP Group Inc. must rank equally with all existing and future senior unsecured indebtedness and must be senior to any other indebtedness expressly made subordinate to the Senior Notes. The Senior Notes are effectively subordinated to all of our existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

JMP Group Inc., as a wholly owned subsidiary of JMP Group LLC, is the primary obligor of the Senior Notes. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc.

In February 2016, the Company purchased $0.5 million face value of the Senior Notes for $0.4 million. This purchase resulted in a $0.1 million gain, which is recognized in Other Income.

The Company incurred no debt issuance costs in the three months ended March 31, 2016 and 2015. Debt issuance costs are amortized over the estimated life of the bond. As of March 31, 2016 and December 31, 2015, the Company held $2.4 million and $2.5 million of unamortized debt issuance costs.

	As of March 31, 2016		As of December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$1,187,887	$48,300,000	$1,259,709
8.00% Senior Notes	$45,905,250	$1,171,908	$46,000,000	$1,215,045

Note Payable and Lines of Credit

As of March 31, 2016 and December 31, 2015, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2016. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both March 31, 2016 and December 31, 2015.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a term loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of March 31, 2016 and December 31, 2015.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2016 and December 31, 2015, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2016 and December 31, 2015.

(In millions)	As of March 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$166.8	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$295.8
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$340.8
Consolidation elimination	N/A	(45.0)
Total asset-backed securities issued	N/A	$295.8

(In millions)	As of December 31, 2015
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$178.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AA+
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		A1/A-
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB
Total secured notes sold to investors	$455.0	$307.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$352.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$293.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of March 31, 2016 and December 31, 2015, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company has been able to reinvest unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The activity in the note principal for the three months ended March 31, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$293,457	$360,139
Repayments	(11,444)	(6,068)
Asset-backed securities at end of period	$282,013	$354,071

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These Subordinated Notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2016 and December 31, 2015.

(In millions)	As of March 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.4	$-	$0.4	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Deferrable Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.1)	17.6	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.9)	16.8	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.5)	8.7	5.75%	B
Total secured notes sold to investors	$320.0	$316.6	$(5.7)	$310.9
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.4	$(6.0)	$334.4
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.6	$(5.7)	$310.9

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P) (1)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.8	$-	$0.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Deferrable Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.6)	8.6	5.75%	B
Total secured notes sold to investors	$320.0	$317.0	$(6.0)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.8	$(6.3)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.0	$(6.0)	$311.0

The Secured Notes and Subordinated Notes are limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes rank equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes rank senior in right of payment to the other Secured Notes and the Subordinated Notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The Subordinated Notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the Secured Notes is paid quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The Secured Notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three months ended March 31, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,960	$(5,960)	$311,000	$318,480	$(6,939)	$311,541
Repayments	(380)	-	(380)	(380)	-	(380)
Amortization of discount	-	255	255	-	239	239
Balance at end of period	$316,580	$(5,705)	$310,875	$318,100	$(6,700)	$311,400

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured subordinated notes. The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at March 31, 2016 and December 31, 2015. These unsecured subordinated notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2016 and December 31, 2015.

(In millions)	As of March 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.6)	$227.4	1.53%	Aaa/AAA
Class B Senior Deferrable Floating Rate Notes due 2025	41.7	41.7	(0.8)	40.9	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.0)	$330.1
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.5)	$364.0
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.0)	$330.1

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Deferrable Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.2)	$329.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.7)	$363.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.2)	$329.9

The Secured Notes and Subordinated Notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A notes rank senior in right of payment with payments on the Class B notes and payment on the Class A and Class B notes rank senior in right of payment to the other Secured Notes and the Subordinated Notes. Payment on the Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The Subordinated Notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the Secured Notes is paid quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class B, Class C, Class D and Class E notes will be deferred. The Secured Notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three months ended March 31, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,165)	$329,935	$332,100	$(2,643)	$329,457
Amortization of discount	-	121	121	-	118	118
Balance at end of period	$332,100	$(2,044)	$330,056	$332,100	$(2,525)	$329,575

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2016 was $6.1 million, which comprised of a cash coupon of $5.5 million, and issuance discount amortization of $0.6 million. Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2015 was $5.4 million, which was comprised of a cash coupon of $4.9 million and issuance discount amortization of $0.6 million. As of March 31, 2016 and December 30, 2015, accrued interest payable on the Notes was $4.2 million and $3.9 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $892.9 million and $918.2 million as of March 31, 2016 and December 31, 2015, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On October 29, 2015, the board of directors authorized the repurchase of an additional 472,358 shares, increasing the Company’s share repurchase authorization to 1,000,000 shares through December 31, 2016. On January 12, 2016, the board of directors authorized the repurchase of an additional 1,000,000, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2016.

During the three months ended March 31, 2016, the Company repurchased 487,417 of the Company’s shares at an average price of $5.39 per share for an aggregate purchase price of $2.6 million. Of the total shares repurchased during the year, 3,163 repurchased shares were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market. During the three months ended March 31, 2015, the Company did not repurchase any of the Company’s shares.

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

9. Share-Based Compensation

The JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”) authorized the issuance of 4,000,000 common shares. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards, not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury shares.

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	2,785,000	$6.53
Cancelled	(15,000)	6.24
Forfeited	(25,000)	6.79
Balance, end of period	2,745,000	$6.53

Options exercisable at end of period	1,395,000	$6.23

 The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2016:

	March 31, 2016
	Options Outstanding				Options Vested and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life if Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.05 - $7.33	2,745,000	3.25	$6.53	$-	1,395,000	2.75	$6.23	-

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of $0.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $0.8 million of unrecognized compensation expense related to share options.

There were no share options exercised during the three months ended March 31, 2016 and 2015. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

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

The following table summarizes RSU activity for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	733,151	$6.91
Granted	830,256	4.68
Vested	(7,485)	6.68
Forfeited	(40,388)	6.52
Balance, end of period	1,515,534	$5.70

The aggregate fair value of RSUs vested during the three months ended March 31, 2016 and 2015 were $38 thousand and $0.1 million, respectively. For the three months ended March 31, 2016 and 2015, the income tax benefits realized from the vested RSUs were $14 thousand and $40 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2016 and 2015, the Company recorded compensation expenses of $1.0 million and $1.4 million for RSUs, respectively.

For the three months ended March 31, 2016 and 2015, the Company recognized income tax benefits of $0.4 million and $0.8 million, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2016, there was $4.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.25 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Share Appreciation Rights	Weighted Average Exercise Price

Balance, beginning of year	2,822,500	$7.33
Forfeited	(92,500)	7.33
Balance, end of period	2,730,000	$7.33

The following table summarizes the SARs outstanding as well as SARs vested and exercisable as of March 31, 2016:

			March 31, 2016
			SARs Outstanding
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.33	-	7.33	2,730,000	3.75	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the three months ended March 31, 2016 and 2015, the Company recorded SARs compensation expense reversal of $39 thousand and compensation expense of $0.2 million, respectively.

For the three months ended March 31, 2016 and 2015, the Company recognized income tax expense of $15 thousand and income tax benefits of $0.2 million, respectively, related to the compensation expense reversal and expense recognized for SARs. As of March 31, 2016, there was $0.3 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 1.75 years.

10. Net Income (Loss) per Common Share

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

The computations of basic and diluted net income per share for the three months ended March 31, 2016 and 2015 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2016	2015

Numerator:
Net income (loss) attributable to JMP Group, LLC	$1,803	$(1,892)

Denominator:
Basic weighted average shares outstanding	21,349	21,216

Effect of potential dilutive securities:
Restricted share units	516	-
Diluted weighted average shares outstanding	21,865	21,216

Net income (loss) per share
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)

In the table above, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share of zero for the quarters ended March 31, 2016 and 2015.

Share options to purchase 2,779,286 and 2,858,889 shares of common shares for the quarter ended March 31, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 481,010 and 1,744,351 shares of common share for the three months ended March 31, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.0 million for each of the three months ended March 31, 2016 and 2015.

12. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership taxable as a partnership for United States federal income tax purposes. The consolidated entities of the Company consist of wholly-owned corporate subsidiaries and entities treated as partnerships for U.S. income tax purposes. Income earned by the corporate subsidiaries is subject to U.S. federal and state income taxation. Income earned by the non-corporate subsidiaries is not subject to U.S. federal and state corporate income tax. These amounts are allocated to JMP Group LLCs’ partners.

For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $0.1 million and $7.0 million, respectively. $6.8 million of the income tax expense for the quarter ended March 31, 2015 was attributed to a one-time taxable event that was triggered by the Company’s Reorganization Transaction that occurred on January 1, 2015. The effective tax rates were 1.5% and 101.9% for the three months ended March 31, 2016 and 2015, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and (ii) a significant portion of pre-tax income is from qualifying sources that is certain flow through entities within the company are not subject to entity level U.S. federal and state income taxes but rather flows to JMP Group LLC partners

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for the quarters ended March 31, 2016 and 2015 was $0.9 million and $0.8 million, respectively. The Company recorded sublease income of $0.1 million and $25 thousand for the quarters ended March 31, 2016 and 2015, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Year Ending December 31,	Minimum Future Lease Commitments
2016	3,249
2017	3,844
2018	3,489
2019	2,332
2020	1,374
Thereafter	6,426
Total Lease Commitments	$20,714

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2016 and December 31, 2015, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both March 31, 2016 and December 31, 2015. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of March 31, 2016 and December 31, 2015, the Company had unfunded commitments of $14.9 million and $15.2 million, respectively, in the Corporate segment. $8.3 million and $2.2 million of the unfunded commitments as of March 31, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $1.8 million and $5.0 million of the unfunded commitments as of March 31, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of March 31, 2016, the Company had $2.6 million more open trades to sell than open trades to purchase in CLO III. $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $15.6 million and $16.5 million as of March 31, 2016 and December 31, 2015, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $31.2 million and $25.1 million, which were $30.2 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.34 to 1 and 0.19 to 1 at March 31, 2016 and December 31, 2015, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2016 and December 31, 2015, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $44.2 million and $51.1 million, respectively, which consisted of investments in hedge funds of $31.5 million and $38.6 million, respectively, investments in private equity funds of $4.0 million and $4.1 million, respectively, investments in funds of funds of $9 thousand and $19 thousand, respectively, and an investment in HCC common stock of $8.7 million and $8.4 million, respectively. Base management fees earned from these affiliated entities were $4.1 million and $3.7 million for the quarters ended March 31, 2016 and 2015, respectively. Also, the Company earned incentive fees of $5.2 million and $1.0 million, from these affiliated entities for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had incentive fees receivable from these affiliated entities of $5.3 million and $4.4 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2016 and December 31, 2015 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2016 and 2015, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2016 and 2015.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate segment, the Company had unfunded commitments of $14.9 million and $15.2 million, respectively. $8.3 million and $2.2 million of the unfunded commitments as of March 31, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $1.8 million and $5.0 million of the unfunded commitments as of March 31, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of March 31, 2016, the Company had $2.6 million more open trades to sell than open trades to purchase in CLO III. $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $15.6 million and $16.5 million as of March 31, 2016 and December 31, 2015, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

19. Business Segments

The Company’s business results are categorized into the following three business segments: Broker-Dealer, Asset Management, and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, hedge funds of funds, and collateralized loan obligations. The Corporate segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities. The Corporate segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s bond issuance.

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses property depreciation expense resulting from a commercial real estate investment; (iv) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, and (vi) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three months ended March 31, 2016 and 2015 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2016	2015
Broker-Dealer
Non-interest revenues	$24,391	$26,759
Total net revenues after provision for loan losses	$24,391	$26,759
Non-interest expenses	21,999	22,200
Segment operating pre-tax net income	$2,392	$4,559
Segment assets	$67,044	$84,639
Asset Management
Non-interest revenues	$10,176	$6,370
Total net revenues after provision for loan losses	$10,176	$6,370
Non-interest expenses	9,442	5,777
Segment operating pre-tax net income	$734	$593
Segment assets	$28,956	$21,920
Corporate
Non-interest revenues	$1,003	$2,719
Net interest income	2,371	3,210
Provision for loan losses	12	2
Total net revenues after provision for loan losses	$3,386	$5,931
Non-interest expenses	4,299	4,754
Segment operating pre-tax net income	$(913)	$1,177
Segment assets	$1,481,249	1,477,679
Eliminations
Non-interest revenues	$(1,337)	$(1,462)
Total net revenues after provision for loan losses	$(1,337)	$(1,462)
Non-interest expenses	(1,337)	(1,462)
Segment operating pre-tax net loss	$-	$-
Segment assets	$(344,294)	$(245,227)
Total Segments
Non-interest revenues	$34,233	$34,386
Net interest income	2,371	3,210
Provision for loan losses	12	2
Total net revenues after provision for loan losses	$36,616	$37,598
Non-interest expenses	34,403	31,269
Segment operating pre-tax net income	$2,213	$6,329
Total assets	$1,232,955	$1,339,011

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended March 31, 2016 and 2015.

(In thousands)	As of and Three Months Ended March 31, 2016				As of and Three Months Ended March 31, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$34,233	$527	(a)	$34,760	$34,386	$1,132	(a)	$35,518
Net Interest Income	2,371	2,055	(b)	4,426	3,210	2,279	(b)	5,489
Provision for loan losses	12	(643)		(631)	2	(59)		(57)
Total net revenues after provision for loan losses	$36,616	$1,939		$38,555	$37,598	$3,352		$40,950
Non-interest expenses	34,403	870	(c )	35,273	31,269	2,736	(c )	34,005
Noncontrolling interest	-	1,429		1,429	-	1,837		1,837
Operating pre-tax net income (loss)	$2,213	$(360)	(d)	$1,853	$6,329	$(1,221)	(d)	$5,108
Total assets	$1,232,955	$-		$1,232,955	$1,339,011	$-		$1,339,011
(a)

Non-interest revenue adjustments is comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund-related revenues recognized upon consolidation of certain Harvest Funds.

(b)

The Net Interest Income adjustment is comprised of the non-cash net amortization of liquidity discounts at the CLOs, due to scheduled contractual repayments, and amortization expense related to an intangible asset.

(c)	Non-interest expense adjustments relate to reversals of share-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.
(d)	Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:
(In thousands)	Three Months Ended March 31,
	2016	2015
Operating net income	$2,158	$5,131
Addback of Segment Income tax expense	55	1,198
Total Segments operating pre-tax net income	$2,213	$6,329
Subtract / (Add back)
Share compensation expense	467	1,081
Deferred compensation program accounting adjustment	(515)	1,069
Net unrealized loss on strategic equity investments and warrants.	(329)	(1,020)
General loan loss reserve for CLOs	407	91
Depreciation of commercial real estate in underlying investments	330	-
Total Consolidation Adjustments and Reconciling Items	360	1,221
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$1,853	$5,108

Income tax expense	50	7,000
Consolidated Net Income (Loss) attributable to JMP Group LLC	$1,803	$(1,892)

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

	As of
(In thousands)	March 31, 2016	December 31, 2015
	Net Assets	Net Assets
Harvest Small Cap Partners	$294,328	$278,279
Harvest Agriculture Select	25,772	32,012
Harvest Technology Partners	14,982	17,380
Harvest Financial Partners	15,025	17,295

(In thousands)	Three Months Ended March 31,
	2016		2015
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$-	$-	$(2,140)	$(124)
Harvest Small Cap Partners	23,668	(5,390)	(5,726)	(5,892)
Harvest Agriculture Select	(153)	(77)	1,529	(258)
Harvest Technology Partners	(44)	(48)	905	(60)
Harvest Financial Partners	(607)	(77)	51	(26)

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

	As of March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$1,113	$9,213	$6,468	$37,027	$-	$53,821
Restricted cash and deposits	-	1,123	-	57,202	-	58,325
Receivable from clearing broker	-	-	-	14,670	-	14,670
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,942	-	5,942
Marketable securities owned, at fair value	-	-	9,077	18,833	(472)	27,438
Incentive fee receivable	-	-	-	5,330	-	5,330
Other investments	-	9,602	22,568	28,359	(100)	60,429
Loans held for investment, net of allowance for loan losses	-	-	-	2,648	-	2,648
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	951,676	-	951,676
Interest receivable	-	-	69	3,581	(69)	3,581
Collateral posted for derivative transaction	-	-	-	25,240	-	25,240
Fixed assets, net	-	-	-	3,669	-	3,669
Deferred tax assets	-	9,625	-	-	-	9,625
Other assets	(64)	140,203	(15,539)	39,674	(153,713)	10,561
Investment in subsidiaries	251,293	80,884	108,786	-	(440,963)	-
Total assets	$252,342	$250,650	$131,429	$1,193,851	$(595,317)	$1,232,955

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,373	$-	$13,373
Accrued compensation	250	2,597	-	10,613	-	13,460
Asset-backed securities issued	-	-	-	918,998	-	918,998
Interest payable	-	1,506	-	4,305	-	5,811
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	91,942	-	-	(472)	91,470
Deferred tax liability	-	13,644	-	879	-	14,523
Other liabilities	1,425	18,970	144	5,712	(1,174)	25,077
Total liabilities	$139,278	$128,659	$144	$968,880	$(154,249)	$1,082,712

Total members' (deficit) equity	113,064	121,991	103,688	225,273	(441,280)	122,736
Nonredeemable Non-controlling Interest	$-	$-	$27,597	$(302)	$212	$27,507
Total equity	$113,064	$121,991	$131,285	$224,971	$(441,068)	$150,243
Total liabilities and equity	$252,342	$250,650	$131,429	$1,193,851	$(595,317)	$1,232,955

	As of December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$80	$11,260	$1,225	$55,986	$-	$68,551
Restricted cash and deposits	-	1,123	-	51,449	-	52,572
Receivable from clearing broker	-	-	-	14,586	-	14,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,044	-	5,044
Marketable securities owned, at fair value	-	-	8,294	20,199	-	28,493
Incentive fee receivable	-	-	-	4,446	(49)	4,397
Other investments	-	6,703	32,473	29,683	-	68,859
Loans held for investment, net of allowance for loan losses	-	-	-	2,595	-	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	969,665	-	969,665
Interest receivable	-	-	66	3,488	66	3,620
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	3,929	-	3,929
Deferred tax assets	-	8,315	-	-	-	8,315
Other assets	(1,137)	146,647	(722)	8,153	(137,709)	15,232
Investment in subsidiaries	244,800	71,538	109,146	-	(425,484)	-
Total assets	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,284	$-	$13,284
Accrued compensation	-	150	-	39,320	-	39,470
Asset-backed securities issued	-	-	-	930,224	-	930,224
Interest payable	-	1,506	-	3,805	66	5,377
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	91,825	-	-	-	91,825
Deferred tax liability	-	13,733	-	960	-	14,693
Other liabilities	1,088	20,685	-	1,367	(49)	23,091
Total liabilities	$138,691	$127,899	$-	$988,960	$(137,586)	$1,117,964

Total members' (deficit) equity	105,052	117,687	122,478	205,697	(425,802)	125,112
Nonredeemable Non-controlling Interest	$-	$-	$28,004	$(434)	$212	$27,782
Total equity	$105,052	$117,687	$150,482	$205,263	$(425,590)	$152,894
Total liabilities and equity	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

	For the Three Months Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$18,296	$-	$18,296
Brokerage	-	-	-	6,095	-	6,095
Asset management fees	-	-	-	9,326	-	9,326
Principal transactions	-	120	(127)	937	-	930
Loss on sale, payoff and mark-to-market of loans	-	-	-	(376)	-	(376)
Net dividend income	-	-	239	24	-	263
Other income	-	-	87	139	-	226
Equity earnings of subsidiaries	3,866	1,812	4,768	-	(10,446)	-
Non-interest revenues	3,866	1,932	4,967	34,441	(10,446)	34,760

Interest income	370	1,139	166	12,721	(1,995)	12,401
Interest expense	(1,139)	(2,288)	-	(6,543)	1,995	(7,975)
Net interest income	(769)	(1,149)	166	6,178	-	4,426

Provision for loan losses	-	-	-	(631)	-	(631)

Total net revenues after provision for loan losses	3,097	783	5,133	39,988	(10,446)	38,555

Non-interest expenses
Compensation and benefits	505	1,172	162	25,586	-	27,425
Administration	118	130	71	386	1,113	1,818
Brokerage, clearing and exchange fees	-	-	-	761	-	761
Travel and business development	85	-	-	1,206	-	1,291
Communications and technology	2	2	-	1,012	-	1,016
Occupancy	-	-	-	936	-	936
Professional fees	586	69	12	406	-	1,073
Depreciation	-	-	-	332	-	332
Other	-	-	-	1,734	(1,113)	621
Total non-interest expenses	1,296	1,373	245	32,359	-	35,273
Net income (loss) before income tax expense	1,801	(590)	4,888	7,629	(10,446)	3,282
Income tax expense (benefit)	-	(854)	-	904	-	50
Net income (loss)	1,801	264	4,888	6,725	(10,446)	3,232
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,286	143	-	1,429
Net income (loss) attributable to JMP Group LLC	$1,801	$264	$3,602	$6,582	$(10,446)	$1,803

	For the Three Months Ended March 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$20,694	$-	$20,694
Brokerage	-	-	-	6,065	-	6,065
Asset management fees	-	-	-	4,801	(139)	4,662
Principal transactions	-	(297)	1,193	2,848	-	3,744
Loss on sale, payoff and mark-to-market of loans	-	-	-	(578)	-	(578)
Net dividend income	-	-	77	114	-	191
Other income	-	-	-	740	-	740
Equity earnings of subsidiaries	(533)	289	3,115	-	(2,871)	-
Non-interest revenues	(533)	(8)	4,385	34,684	(3,010)	35,518

Interest income	372	918	177	12,733	(1,423)	12,777
Interest expense	(917)	(2,273)	1,962	(7,483)	1,423	(7,288)
Net interest income	(545)	(1,355)	2,139	5,250	-	5,489

Provision for loan losses	-	-	-	(57)	-	(57)

Total net revenues after provision for loan losses	(1,078)	(1,363)	6,524	39,877	(3,010)	40,950

Non-interest expenses
Compensation and benefits	369	1,721	276	24,698	-	27,064
Administration	130	83	140	1,479	(140)	1,692
Brokerage, clearing and exchange fees	-	-	-	798	-	798
Travel and business development	-	63	-	875	-	938
Communications and technology	-	3	-	967	-	970
Occupancy	-	-	-	813	-	813
Professional fees	315	376	-	283	-	974
Depreciation	-	-	-	226	-	226
Other	-	-	-	530	0	530
Total non-interest expenses	814	2,246	416	30,669	(140)	34,005
Net income (loss) before income tax expense	(1,892)	(3,609)	6,108	9,208	(2,870)	6,945
Income tax expense (benefit)	-	1,368	-	5,632	-	7,000
Net income (loss)	(1,892)	(4,977)	6,108	3,576	(2,870)	(55)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,663	174	-	1,837
Net income (loss) attributable to JMP Group LLC	$(1,892)	$(4,977)	$4,445	$3,402	$(2,870)	$(1,892)

	For the Quarter Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$1,801	$264	$4,888	$6,725	$(10,446)	$3,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	631	-	631
Accretion of deferred loan fees	-	-	-	(360)	-	(360)
Amortization of liquidity discount, net	-	-	-	(36)	-	(36)
Amortization of debt issuance costs	-	117	-	-	-	117
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	598	-	598
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	376	-	376
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees	-	-	-	(283)	-	(283)
Fair value on other equity investments	-	(120)	438	(415)	-	(97)
Realized gain on other investments	-	-	-	(19)	-	(19)
Depreciation and amortization of fixed assets	-	-	-	332	-	332
Stock-based compensation expense	1,242	-	-	-	-	1,242
Deferred income taxes	-	(1,399)	-	(81)	-	(1,480)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(3)	(93)	135	39
Decrease (increase) in receivables	-	-	-	(1,866)	(49)	(1,915)
Increase in marketable securities	-	-	(796)	1,366	485	1,055
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	337	-	337
(Increase) decrease in deposits and other assets	(1,073)	6,443	14,817	(31,519)	15,918	4,586
Increase in marketable securities sold, but not yet purchased	-	-	-	89	-	89
Increase in interest payable	-	-	-	500	(66)	434
(Decrease) increase in accrued compensation and other liabilities	588	732	144	(24,361)	(1,304)	(24,201)
Net cash used in operating activities	$2,558	$6,037	$19,401	$(48,132)	$4,673	$(15,463)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(72)	-	(72)
Investment in subsidiary	(6,493)	(9,346)	360	12,983	2,496	-
Purchases of other investments	-	(2,779)	-	-	-	(2,779)
Sales of other investments	-	-	9,568	2,038	88	11,694
Funding of loans collateralizing asset-backed securities issued	-	-	-	(52,181)	-	(52,181)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	53,698	-	53,698
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	15,861	-	15,861
Net change in restricted cash reserved for lending activities	-	-	-	(6,090)	-	(6,090)
Cash collateral posted for total return swap	-	-	-	(240)		(240)
Net cash provided by (used in) investing activities	$(6,493)	$(12,125)	$9,928	$25,997	$2,584	$19,891

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(11,824)	-	(11,824)
Distributions and dividend equivalents paid on common shares and RSUs	(2,616)	-	-	-	-	(2,616)
Purchases of shares of common stock for treasury	(2,629)	-	-	-	-	(2,629)
Capital contributions of parent	10,213	4,041	(22,382)	-	8,128	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	(1,704)	-	-	(1,704)
Net cash (used in) provided by financing activities	$4,968	$4,041	$(24,086)	$3,176	$(7,257)	$(19,158)
Net decrease in cash and cash equivalents	1,033	(2,047)	5,243	(18,959)	-	(14,730)
Cash and cash equivalents, beginning of period	$80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	1,113	9,213	6,468	37,027	-	53,821

	For the Three Months Ended March 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiary	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(1,892)	$(4,975)	$6,106	$3,577	$(2,871)	$(55)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	57	-	57
Accretion of deferred loan fees	-	-	-	(287)	-	(287)
Amortization of liquidity discount, net	-	-	-	(32)	-	(32)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	357	-	357
Interest paid in kind	-	-	-	(48)	-	(48)
Loss (gain) on sale and payoff of loans	-	-	-	578	-	578
Change in other investments:
Fair value	-	297	(933)	(967)	-	(1,603)
Incentive fees reinvested in general partnership interests	-	-	-	(76)	-	(76)
Realized gain on other investments	-	-	-	(1,298)	-	(1,298)
Depreciation and amortization of fixed assets	-	-	-	226	-	226
Stock-based compensation expense	2,027	-	-	-	-	2,027
Deferred income taxes	-	1,284	-	(255)	-	1,029
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	(568)	(61)	292	459	122
Decrease (increase) in receivables	-	-	-	(6,036)	-	(6,036)
Increase in marketable securities	-	-	-	(7,486)	-	(7,486)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(4,480)	-	(4,480)
(Increase) decrease in deposits and other assets	149	-	-	15,565	(3,433)	12,281
Increase in marketable securities sold, but not yet purchased	-	-	-	2,629	-	2,629
Increase in interest payable	568	-	-	1,973	(507)	2,034
(Decrease) increase in accrued compensation and other liabilities	310	1,038	382	(51,707)	(139)	(50,116)
Net cash used in operating activities	$1,162	$(2,819)	$5,494	$(47,423)	$(6,491)	$(50,077)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(236)	-	(236)
Investment in subsidiary	419	10,473	(3,382)	(14,001)	6,491	-
Purchases of other investments	-	(7,041)	-	(855)	-	(7,896)
Sales of other investments	-	193	1,417	7,714	-	9,324
Funding of loans collateralizing asset-backed securities issued	-	-	-	(56,645)	-	(56,645)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	37,318	-	37,318
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	26,246	-	26,246
Principal receipts on loans held for investment	-	-	-	93	-	93
Net change in restricted cash reserved for lending activities	-	-	-	(952)	-	(952)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash provided by (used in) investing activities	$419	$3,625	$(1,965)	$(1,578)	$6,491	$6,992

Cash flows from financing activities:
Repayment of asset-backed securities issued	-	-	-	(6,448)	-	(6,448)
Distributions and dividend equivalents paid on common shares and RSUs	(1,563)	-	-	-	-	(1,563)
Distributions to non-controlling interest shareholders	-	-	(934)	-	-	(934)
Excess tax benefit related to stock-based compensation	5	-	-	-	-	5
Net cash (used in) provided by financing activities	$(1,558)	$-	$(934)	$(6,448)	$-	$(8,940)
Net decrease in cash and cash equivalents	23	806	2,595	(55,449)	-	(52,025)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	23	6,314	2,595	40,405	-	49,337

22. Subsequent Events

On April 18, 2016, the Company’s board of directors declared cash distributions of $0.03 per share for the months of April, May and June 2016. The April distribution is payable on May 13, 2016, to shareholders of record as of April 29, 2016. The May distribution is payable on June 15, 2016, to shareholders of record as of May 31, 2016. The June distribution is payable on July 15, 2016, to shareholders of record as of June 30, 2016.

In addition, the board of directors increased the Company’s share repurchase authorization by 745,981 common shares, increasing the Company’s share repurchase authorization to 1,500,000 shares through December 31, 2016.

On April 27, 2016, the Company entered into an amendment to its Credit Agreement with CNB. The Amendment provides a $25.0 million line of credit with a revolving period of one year. At April 30, 2017, any outstanding amounts convert to a term loan. Beginning July 2017, the term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

On April 26, 2016, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2016, was renewed for one year. On May 5, 2017, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2015 contained in our From 10-K (the “Annual Report”), as well as the Consolidated Financial Statements and Notes contained therein.

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

On May 8, 2015, JMP Investment Holdings formed a 100% owned special purpose vehicle, JMPCA TRS, to enter into a TRS. Under the TRS, we receive the sum of all interest, fees and any positive change in fair value amounts from a loan portfolio held by the counterparty and pay interest on the loan portfolio plus any negative change in fair value amounts from such referenced assets.

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

As of March 31, 2016 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At March 31, 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2016	December 31, 2015	March 31, 2016		December 31, 2015
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$492,617	$401,906		$6,325		$3,570
Harvest Agriculture Select (2)	133,475	143,983		10,889		17,007
Harvest Technology Partners	43,817	46,343		8,714		10,788
Harvest Financial Partners	26,789	39,732		5,593		7,223
Private Equity Funds:
Harvest Growth Capital LLC (3)	26,487	27,859		1,197		1,205
Harvest Growth Capital LLC II (3)	124,274	124,100		2,758		2,758
Harvest Intrexon Enterprise Fund	245,156	239,531		1,500		1,500
Funds of Funds:
JMP Masters Fund (4)	5,547	5,110		9		19
Loans:
Harvest Capital Credit Corporation	148,120	141,949		N/A		N/A
HCS and HCAP Advisors Totals	$1,246,282	$1,170,513		$36,985		$44,070

CLOs Managed by JMPCA:
CLO I (3)	320,477	331,740		N/A		N/A
CLO II (3)	332,277	332,243		N/A		N/A
CLO III (3)	361,139	360,781		N/A		N/A
Assets Referenced in TRS (5)	106,950	108,078		N/A		N/A
JMPCA Totals	$1,120,843	$1,132,842	$	N/A	$	N/A

JMP Group LLC Totals	$2,367,125	$2,303,355		$36,985		$44,070

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

(3)	CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at March 31, 2016 and December 31, 2015.
(4)	JMP Masters began the process of liquidation on December 31, 2016. The fund of funds will be fully liquidated in 2016.
(5)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	72,754	6,033	-	78,787
Redemptions	(34,278)	-	443	(33,835)
Distributions from realization event	-	(27)	-	(27)
Appreciation	26,249	(1,579)	(5)	24,665
AUM at March 31, 2016	$696,689	$395,917	$5,548	1,098,154

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Contributions	48,629	4,386	-	53,015
Redemptions	(93,487)	-	(492)	(93,979)
Distributions from realization event	-	(139)	-	(139)
Appreciation	(12,408)	(996)	5,520	(7,884)
AUM at March 31, 2015	$662,977	134,310	46,358	843,645

AUM related to hedge funds, private equity funds and funds of funds increased $69.6 million, or 6.8%, from $1,028.6 million at December 31, 2015 to $1,098.2 million at March 31, 2016. This increase was primarily attributed to capital contributions of $72.8 million in the hedge funds managed by HCS, partially offset by redemptions of $34.3 million related to hedge funds managed by HCS.

AUM related to hedge funds, private equity funds and funds of funds decreased $49.0 million, or 5.5%, from $892.6 million at December 31, 2014 to $843.6 million at March 31, 2015. This decrease was primarily attributed to redemptions of $93.5 million related to hedge funds managed by HCS, partially offset by capital contributions of $48.6 million in these funds.

(In thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1), (2)	$-	-	-	$(505)	180	-
Harvest Small Cap Partners	196	1,793	4,655	(123)	2,020	(12)
Harvest Franchise Fund	-	-	-	-	-	-
Harvest Agriculture Select (1)	(107)	313	127	804	240	106
Harvest Technology Partners	(68)	84	-	606	75	3
Harvest Financial Partners	(299)	66	-	17	30	1
Private Equity Funds:
Harvest Growth Capital LLC	(7)	-	-	(16)	(6)	-
Harvest Growth Capital II LLC	-	246	-	(3)	281	-
Harvest Intrexon Enterprise Fund	(8)	645
Funds of Funds:
JMP Masters Fund (2)	11	17	-	5	106	10
REITs:
New York Mortgage Trust	-	-	-	-	-	448
Loans:
Harvest Capital Credit Corporation	N/A	742	537	N/A	613	396
CLOs:
CLO I (3)	N/A	432	-	N/A	506	-
CLO II (3)	N/A	415	-	N/A	414	-
CLO III (3)	N/A	202	-	N/A	181	-
Assets Referenced in TRS (4)	N/A	62		N/A		-
Totals	$(282)	$5,017	$5,319	$785	$4,640	$952

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015. JMP Masters began the process of liquidation on December 31, 2016. The fund of funds will be fully liquidated in 2016.

(3)	Revenues earned from CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

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

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities. Gains are recorded when the proceeds exceed the carrying value of the loan.

Net Dividend Income

Net dividend income includes dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS”) to record them at their estimated net realizable value. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. The Company’s estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated.

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans at CLO I deemed impaired subsequent to the acquisition date, or loans held at CLO II or CLO III, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as a specific reserve. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

 In addition, we provide an allowance on a loan-by-loan basis for loans held at the CLOs that were purchased after the CLO I acquisition. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default), which are used in developing an appropriate allowance for loan losses. We perform periodic detailed reviews of its loan portfolio to identify risks and to assess the overall collectability of loans.

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

Other Expenses

Other operating expenses primarily include occupancy, depreciation and CLO administration expense.

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

Non-controlling Interest

Non-controlling interest for both the three months ended March 31, 2016 and 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit Corporation. As a result of the aforementioned transfer, we own approximately 94% of the subordinated notes of CLO I.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2015 to 2016
	2016	2015	$	%
Revenues
Investment banking	$18,296	$20,694	$(2,398)	-11.6%
Brokerage	6,095	6,065	30	0.5%
Asset management fees	9,326	4,662	4,664	100.0%
Principal transactions	930	3,744	(2,814)	75.2%
Gain (loss) on sale, payoff and mark-to-market of loans	(376)	(578)	202	-34.9%
Net dividend income	263	191	72	37.7%
Other income	226	740	(514)	-69.5%
Non-interest revenues	34,760	35,518	(758)	-2.1%

Interest income	12,401	12,777	(376)	-2.9%
Interest expense	(7,975)	(7,288)	(687)	9.4%
Net interest income	4,426	5,489	(1,063)	-19.4%

Provision for loan losses	(631)	(57)	(574)	1007.0%

Total net revenues after provision for loan losses	38,555	40,950	(2,395)	-5.8%

Non-interest expenses
Compensation and benefits	27,425	27,064	361	1.3%
Administration	1,818	1,692	126	7.4%
Brokerage, clearing and exchange fees	761	798	(37)	-4.6%
Travel and business development	1,291	938	353	37.6%
Communication and technology	1,016	970	46	4.7%
Professional fees	1,073	974	99	10.2%
Other	1,889	1,569	320	20.4%
Total non-interest expenses	35,273	34,005	1,268	3.7%
Income (loss) before income tax expense	3,282	6,945	(3,663)	52.7%
Income tax expense	50	7,000	(6,950)	99.3%
Net income (loss)	3,232	(55)	3,287	-5976.4%
Less: Net income attributable to non-controlling interest	1,429	1,837	(408)	-22.2%
Net income (loss) attributable to JMP Group LLC	$1,803	$(1,892)	$3,695	195.3%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Overview

Total net revenues after provision for loan losses decreased $2.4 million, or 5.8%, from $41.0 million for the quarter ended March 31, 2015 to $38.6 million for the quarter ended March 31, 2016, resulting from a decline in non-interest revenues of $0.8 million, a decline in net interest income of $1.1 million, and an increase in provision for loan losses of $0.6 million.

Non-interest revenues decreased $0.7 million, or 2.1%, from $35.5 million for the quarter ended March 31, 2015 to $34.8 million in the same period in 2016. This decrease was primarily driven by a $2.4 million decline in investment banking and a $2.8 million decline in principal transactions, partially offset by a $4.7 million increase in asset management fees.

Provision for loan losses increased $0.5 million from $0.1 million for the quarter ended March 31, 2015 to $0.6 million for the quarter ended March 31, 2016.

Total non-interest expenses increased $1.3 million, or 3.7%, from $34.0 million for the quarter ended March 31, 2015 to $35.3 million for the quarter ended March 31, 2016, primarily due to a $0.4 million increase in compensation and benefits and a $0.4 million increase in travel and business development.

Net income attributable to JMP Group LLC increased $3.7 million, or 195.3%, from a $1.9 million loss after income tax expense of $7.0 million for the quarter ended March 31, 2015 to $1.8 million after income tax expense of $0.1 million for the quarter ended March 31, 2016.

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

(ii)	recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses property depreciation expense resulting from a commercial real estate investment;

(iv)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(v)	presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs;

(vi)	excludes general loan loss reserves on certain CLOs; and

(vii)	assumes a combined federal, state and local income tax rate of 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$18,296	$-	$18,296	$-	$-	$18,296
Brokerage	6,095	-	6,095	-	-	6,095
Asset management related fees	-	10,176	10,176	87	(1,337)	8,926
Principal transactions	-	-	-	854	-	854
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(362)	-	(362)
Net dividend income	-	-	-	424	-	424
Net interest income	-	-	-	2,371	-	2,371
Provision for loan losses	-	-	-	12	-	12
Adjusted net revenues	24,391	10,176	34,567	3,386	(1,337)	36,616

Non-interest expenses
Non-interest expenses	21,999	9,442	31,441	4,299	(1,337)	34,403

Operating pre-tax net income	2,392	734	3,126	(913)	-	2,213

Income tax expense (assumed rate of 38% for Operating Platforms)	909	278	1,187	(1,132)	-	55
Operating net income (loss)	$1,483	$456	$1,939	$219	$-	$2,158

	Three Months Ended March 31, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$20,694	$-	$20,694	$-	$-	$20,694
Brokerage	6,065	-	6,065	-	-	6,065
Asset management related fees	-	6,370	6,370	-	(1,462)	4,908
Principal transactions	-	-	-	2,918	-	2,918
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(390)	-	(390)
Net dividend income	-	-	-	191	-	191
Net interest income	-	-	-	3,210	-	3,210
Provision for loan losses	-	-	-	2	-	2
Adjusted net revenues	26,759	6,370	33,129	5,931	(1,462)	37,598

Non-interest expenses
Non-interest expenses	22,200	5,777	27,977	4,754	(1,462)	31,269

Operating pre-tax net income	4,559	593	5,152	1,177	-	6,329

Income tax expense (assumed rate of 38% for Operating Platforms)	1,732	225	1,957	(760)	-	1,198

Operating net income (loss)	$2,827	$368	$3,195	$1,937	$-	$5,131

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three months ended March 31, 2015 and 2016.

(In thousands)	Three Months Ended March 31,
	2016	2015
Operating net income	$2,158	$5,131
Addback of Segment Income tax expense	55	1,198
Total Segments operating pre-tax net income	$2,213	$6,329
Subtract / (Add back)
Share-based compensation expense	467	1,081
Deferred compensation program accounting adjustment	(515)	1,069
Net unrealized loss on strategic equity investments and warrants.	(329)	(1,020)
General loan loss reserve for the CLOs	407	91
Depreciation of commercial real estate in underlying investments	330	-
Total Consolidation Adjustments and Reconciling Items	360	1,221
Consolidated pre-tax net income attributable to JMP Group LLC	$1,853	$5,108

Income tax expense	50	7,000
Consolidated Net Income (Loss) attributable to JMP Group LLC	$1,803	$(1,892)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $2.4 million, or 11.6%, from $20.7 million for the quarter ended March 31, 2015 to $18.3 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 50.5% for the quarter ended March 31, 2015 to 47.2% for the quarter ended March 31, 2016.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	10	$6,224	34	$16,595	(24)	$(10,371)	-62.5%
Debt and convertible securities	0	50	5	857	(5)	(807)	-94.2%
Private capital markets and other	0	4	1	548	(1)	(544)	-99.3%
Strategic advisory	4	12,018	4	2,695	0	9,323	345.9%
Total transactions	14	$18,296	44	$20,695	(30)	$(2,399)	-11.6%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues for both the quarters ended March 31, 2016 and 2015. The decrease was driven by a reduction in the number of executed transactions, partially offset by a 178% increase in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from four to zero for the quarters ended December 31, 2015 and March 31, 2016.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $6.1 million for both quarters ended March 31, 2015 and 2016. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 14.8% for the quarter ended March 31, 2015 to 15.8% for the quarter ended March 31, 2016. On an operating basis, brokerage revenues were 16.1% and 16.6% for the quarters ended March 31, 2015 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2016	2015
Base management fees:
Fees reported as asset management fees	$4,135	$3,710
Less: Non-controlling interest in HCAP Advisors	(364)	(300)
Total base management fees	3,771	3,410

Incentive fees:
Fees reported as asset management fees	$5,191	$952
Less: Non-controlling interest in HCAP Advisors	(262)	(194)
Total incentive fees	4,929	758

Other fee income:
Fundraising and other income:	$226	$740
Total other fee income	226	740

Asset management related fees:
Fees reported as asset management fees	$9,326	$4,662
Fees reported as other income	226	740
Less: Non-controlling interest in HCAP Advisors	(626)	(494)
Total Segment asset management related fee revenues	$8,926	$4,908

Fees reported as asset management fees were $4.7 million and $9.3 million for the quarters ended March 31, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 11.4% for the quarter ended March 31, 2015 to 24.2% for the quarter ended March 31, 2016. Fees reported as other income were $0.7 million and $0.2 million for the quarters ended March 31, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income decreased from 1.8% for the quarter ended March 31, 2015 to 0.6% for the same period in 2016.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above.

Total segment asset management related fee revenue increased $4.0 million, from $4.9 million for the quarter ended March 31, 2015 to $8.9 million for the quarter ended March 31, 2016, which was primarily attributed to the $4.1 million increase in incentive fees. The increase in incentive fees was driven by a $4.7 million increase related to incentives in Harvest Small Cap Partners. Other fee income decreased from $0.7 million for the quarter ended March 31, 2015 to $0.2 million for the same period in 2016. Total base management fee increased $0.4 million, from $3.4 million for the quarter ended March 31, 2015 to $3.8 million for the same period in 2016. On an operating basis, asset management related fees were 24.4% and 13.1% for the quarters ended March 31, 2016 and 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $2.8 million from $3.7 million for the quarter ended March 31, 2015 to $0.9 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 9.1% for the quarter ended March 31, 2015 and 2.4% for the quarter ended March 31, 2016.

Total segment principal transaction revenues decreased $2.0 million, from $2.9 million for the quarter ended March 31, 2015 to $0.9 million for the same period in 2016. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2015 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended March 31,
(In thousands)	2016	2015

Equity and other securities excluding non-controlling interest	$(341)	$627
Warrants and other investments	1,546	1,380
Investment partnerships	(351)	911
Total Segment principal transaction revenues	854	2,918
Operating adjustment addbacks	76	826
Total principal transaction revenues	$930	$3,744

The decline primarily reflects reduced revenue from our investment partnerships and equity and other securities. Revenues from investment partnerships decreased $1.3 million, from $0.9 million for the quarter ended March 31, 2015 to a $0.4 million loss for the same period in 2016, primarily driven by a $0.9 million decline in our investment in Harvest Agriculture Select funds, $0.6 million decrease in Harvest Technology Partners, partially offset by a $0.4 million increase in HOP II due to the fund’s closure in July 2015. In addition, revenues from equity and other securities decreased $0.9 million, from $0.6 million for the quarter ended March 31, 2015 to a $0.3 million loss for the same period in 2016. Revenues from warrants and other investments increased by $0.1 million, primarily driven by the 2015 gains on a real estate investment banking private equity company of $0.6 million, and investment in Sanctuary Wealth Services LLC of $0.7 million, partially offset by a $0.7 million gain related to the Total Return Swap derivative. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 7.8% for the quarter ended March 31, 2015 to 2.3% for the quarter ended March 31, 2016.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was incurred in our Corporate segment. Loss on sale and payoff of loans decreased from $0.6 million for the quarter ended March 31, 2015 to $0.4 million for the quarter ended March 31, 2016, respectively. On a segment basis, loss on sale and payoff of loans was $0.4 million for both the quarters ended March 31, 2015 and 2016.

Net Dividend Income

Net dividend income was $0.2 million and $0.3 million for the quarters ended March 31, 2015 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2016	2015
CLO I loan contractual interest income	$2,856	$3,393
CLO I ABS issued contractual interest expense	(1,060)	(964)
Net CLO I contractual interest	1,796	2,429

CLO II loan contractual interest income	$4,105	$4,075
CLO II ABS issued contractual interest expense	(1,958)	(1,683)
Net CLO II contractual interest	2,147	2,392

CLO III loan contractual interest income	$4,596	$4,596
CLO III ABS issued contractual interest expense	(2,351)	(2,070)
Net CLO III contractual interest	2,245	2,526

Bond Payable interest expense	(1,912)	(2,273)

Less: Non-controlling interest in CLOs	(2,055)	(2,279)

Other interest income	150	415

Total Segment net interest income	$2,371	$3,210
Non-controlling interest in CLOs	2,055	2,279
Total net interest income (expense)	$4,426	$5,489

Net interest income decreased $1.1 million from $5.5 million for the quarter ended March 31, 2015 to $4.4 million for the quarter ended March 31, 2016. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the quarter ended March 31, 2016 compared to the same period in 2015. As a percentage of total net revenues after provision for loan losses, net interest income was 13.4% for the quarter ended March 31, 2015 and 11.5% for the quarter ended March 31, 2016.

Total segment net interest income decreased from $3.2 million for the quarter ended March 31, 2015 to $2.4 million for the quarter ended March 31, 2016. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 8.5% and 6.5% for the quarters ended March 31, 2015 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,856		$302,201	3.74%	0.48%	3.26%
CLO I ABS issued contractual interest expense	(1,060)		(301,935)	1.45%	0.48%	0.97%
CLO II loan contractual interest income	4,105		322,543	5.03%	0.58%	4.45%
CLO II ABS issued contractual interest expense	(1,958)		(316,638)	2.45%	0.58%	1.87%
CLO III loan contractual interest income	4,596		353,039	5.15%	0.56%	4.59%
CLO III ABS issued contractual interest expense	(2,351)		(332,100)	2.80%	0.56%	2.24%
Net CLO contractual interest	$6,188	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 31, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,393		$370,991	3.66%	0.24%	3.42%
CLO I ABS issued contractual interest expense	(964)		(371,134)	1.18%	0.24%	0.94%
CLO II loan contractual interest income	4,075		329,188	4.95%	0.25%	4.70%
CLO II ABS issued contractual interest expense	(1,683)		(318,159)	2.12%	0.25%	1.87%
CLO III loan contractual interest income	4,596		355,513	5.17%	0.25%	4.92%
CLO III ABS issued contractual interest expense	(2,070)		(332,100)	2.49%	0.25%	2.24%
Net CLO contractual interest	$7,347	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.5 million, from $0.1 million for the quarter ended March 31, 2015 to $0.6 million for the same period in 2016. The increase was primarily attributed to general reserves for the loan portfolios held at CLO II and CLO III. As a percent of net revenues after provision for loan losses, provision for loan losses were negative 0.1% for the quarter ended March 31, 2015 and negative 1.6% for the quarter ended March 31, 2016.

Total segment provision for loan losses increased from $2 thousand for the quarter ended March 31, 2015 to $12 thousand for the quarter ended March 31, 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2015 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were zero for both the quarters ended March 31, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $0.3 million, or 1.3%, from $27.1 million for the quarter ended March 31, 2015 to $27.4 million for the quarter ended March 31, 2016.

Employee payroll, taxes and benefits, and consultant fees were $12.1 million and $12.3 million for the quarters ended March 31, 2015 and 2016, respectively. Performance-based bonus and commission increased $1.0 million from $12.9 million for the quarter ended March 31, 2015 to $13.9 million for the quarter ended March 31, 2016. The increase was primarily attributed to the increased asset management incentive fees that drive the bonus calculations, in addition to a new commission plan that was implemented in the third quarter of 2015.

Equity-based compensation was $1.3 million and $2.0 million for the quarters ended March 31, 2016 and 2015, respectively. The equity-based compensation included a $0.5 million decline in share options and share appreciation rights and a $0.3 million decline related to RSUs.

Compensation and benefits as a percentage of revenues increased from 66.1% of total net revenues after provision for loan losses for the quarter ended March 31, 2015 to 71.1% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $2.3 million from $24.8 million for the quarter ended March 31, 2015 to $27.1 million for the quarter ended March 31, 2016. As a percent of total segment net revenues, compensation and benefits were 66.1% and 74.1% for the quarters ended March 31, 2015 and 2016, respectively.

Administration

Administration expense increased $0.1 million, from $1.7 million for the quarter ended March 31, 2015 to $1.8 million for the quarter ended March 31, 2016. The increase was attributed to a San Francisco gross receipts tax rate. The tax was implemented in 2014, and will increase annually over an eight year phase in period. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.1% for the quarter ended March 31, 2015 to 4.7% for the same period in 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended March 31, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 1.9% for the quarter ended March 31, 2015 to 2.0% for the same period in 2016.

Travel and Business Development

Travel and business development expenses increased $0.4 million, from $0.9 million for the quarter ended March 31, 2015 to $1.3 million for the quarter ended March 31, 2016. The increase was attributed to an increase in conference expenses. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 2.3% and 3.3% for the quarters ended March 31, 2015 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.0 million for both the quarters ended March 31, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.4% for the quarter ended March 31, 2015 to 2.6% for the same period in 2016.

 Professional Fees

Professional fees increased $0.1 million from $1.0 million for the quarter ended March 31, 2015 to $1.1 million for the quarter ended March 31, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.4% for the quarter ended March 31, 2015 to 2.8% for the same period in 2016.

 Other Expenses

Other expenses increased $0.3 million, or 20.4%, from $1.6 million for the quarter ended March 31, 2015 to $1.9 million for the quarter ended March 31, 2016. The increase was attributed to a $0.1 million increase in occupancy, $0.1 million increase in depreciation, and $0.1 million increase in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 3.8% and 4.9% for the quarters ended March 31, 2015 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $1.8 million for the quarter ended March 31, 2015 to $1.4 million for the quarter ended March 31, 2016. Non-controlling interest for the quarters ended March 31, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended March 31, 2016 and 2015, we recorded income tax expense of $0.1 million and income tax expense of $7.0 million, respectively. The $6.9 million reduction in income expense for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to a one-time tax event in the prior year, triggered by the Reorganization Transaction.

Our operating net income assumes a rate of 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $1.1 million, from $1.2 million for the quarter ended March 31, 2015 to $0.1 million for the quarter ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2016 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2016, we had net liquid assets of $90.6 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At March 31, 2016 and December 31, 2015, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $12.6 million and $13.3 million, respectively, which represented 1.0% of total assets for both periods.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At March 31, 2016, we had $951.7 million of loans collateralizing asset-backed securities, net, $57.1 million of restricted cash and $2.6 million of interest receivable funded by $919.0 million of asset-backed securities issued, net, and interest payable of $4.2 million. These assets and liabilities represented 82.0% of total assets and 85.3% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at March 31, 2016.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of March 31, 2016.

(Dollars in thousands)			As of March 31, 2016
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	63	10/2017	-	7/2022	$27,432
$500	-	$2,000	382	6/2016	-	3/2023	509,238
$2,000	-	$5,000	111	7/2016	-	3/2023	301,303
$5,000	-	$10,000	16	4/2016	-	4/2021	118,344
	$10,000+		1		12/17/2020		10,834
	Total		573				$967,151

(Dollars in thousands)	As of March 31, 2016
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	17	$31,634	3.3%
Automobile	31	58,668	6.1%
Banking	26	35,821	3.7%
Beverage, Food & Tobacco	25	47,730	4.9%
Broadcasting and Entertainment	18	26,875	2.8%
Capital Equipment	21	31,443	3.3%
Cargo Transport	16	16,079	1.7%
Chemicals, Plastics and Rubber	21	46,453	4.8%
Construction & Building	14	18,059	1.9%
Consumer Goods: Durable	19	32,250	3.3%
Consumer Goods: Non-durable	10	16,804	1.7%
Containers, Packaging and Glass	23	30,497	3.2%
Diversified/Conglomerate Manufacturing	6	12,350	1.3%
Diversified/Conglomerate Service	8	15,914	1.6%
Ecological	3	3,271	0.3%
Electronics	4	15,566	1.6%
Energy: Electricity	8	17,507	1.8%
Energy: Oil & Gas	14	16,405	1.7%
Environmental Industries	12	15,340	1.6%
Farming & Agriculture	1	1,448	0.1%
Finance	2	6,076	0.6%
Forest Products & Paper	4	7,220	0.7%
Grocery	1	-	0.0%
Healthcare & Pharmaceuticals	39	60,492	6.3%
High Tech Industries	40	66,118	6.8%
Hotel, Gaming & Leisure	33	70,983	7.3%
Insurance	2	3,114	0.3%
Leisure , Amusement, Motion Pictures & Entertainment	4	8,567	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	694	0.1%
Media: Diversified & Production	3	6,183	0.6%
Metals & Mining	14	22,604	2.3%
Personal Transportation	4	5,994	0.6%
Personal, Food and Miscellaneous Services	3	2,567	0.3%
Printing & Publishing	9	21,724	2.2%
Retail Store	34	56,895	5.9%
Services: Business	35	60,624	6.3%
Services: Consumer	19	35,715	3.7%
Telecommunications	16	21,063	2.2%
Textiles & Leather	1	2,247	0.2%
Utilities	11	16,190	1.7%
Wholesale	1	1,967	0.2%
	573	967,151	100%

(Dollars in thousands)	As of March 31, 2016
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	109	$176,730	18.3%
B2	205	317,563	32.8%
B3	87	146,568	15.2%
Ba1	19	58,125	6.0%
Ba2	38	60,934	6.3%
Ba3	70	138,375	14.3%
Baa2	5	6,003	0.6%
Baa3	4	12,200	1.3%
Caa1	25	36,331	3.8%
Caa2	8	10,125	1.0%
Caa3	1	986	0.1%
C	2	3,211	0.3%
Total	573	$967,151	100%

Other Liquidity Considerations

As of March 31, 2016, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. These 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. In February 2016, the Company purchased $0.5 million face value of the Senior Notes for $0.4 million.

In connection with the Reorganization Transaction, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among the JMP Group Inc., JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes, and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014 and the Third Supplemental Indenture, dated as of October 15, 2014.

Prior to April 30, 2014, a credit agreement (the “Credit Agreement”) with CNB provided a line of credit of up to $30.0 million to the extent the aggregate outstanding balance of all facilities did not exceed $58.5 million. The line of credit was available through April 30, 2014. On April 30, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”) between JMP Holding LLC and CNB. The Amendment provides a $25.0 million line of credit with a revolving period of two years. At the end of these two years, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of March 31, 2016.

The Credit Agreement for the term loan provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the Initial Term Loan and up to $5.0 million of the Revolving Line of Credit Loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMP Holding LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the Revolving Line of Credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower; and (iii) the Term Loan may not be used for any purpose other than to make equity investments in CLOs and by CLOs to make certain permitted investments in collateralized loan obligations.

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of March 31, 2016, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2015, at which time any existing outstanding amount would convert to a term loan maturing the following year. On May 6, 2015, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2015, was renewed for one year. On May 6, 2016, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the prior line of credit. There was no borrowing on this line of credit as of March 31, 2016 and December 31, 2015.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2016, we paid out $32.9 million of cash bonuses for 2015, excluding employer payroll tax expense.

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made for the months of January, February and March 2016.

Date Declared	Record Date	Date Paid	Per Share Amount
1/20/2016	1/29/2016	2/15/2016	$0.040
1/20/2016	2/29/2016	3/15/2016	$0.040
1/20/2016	3/31/2016	4/15/2016	$0.040

During the three months ended March 31, 2016, the Company repurchased 487,417 of the Company’s shares at an average price of $5.39 per share for an aggregate purchase price of $2.6 million. Of the total shares repurchased during the year, 3,163 repurchased shares were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market.

We had total restricted cash of $58.3 million comprised primarily of $57.1 million of restricted cash at JMP Investment Holdings on March 31, 2016. This balance was comprised of $10.4 million in interest received from loans in the CLOs, and $46.7 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $31.2 million and $25.1 million, which were $30.2 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.34 to 1 and 0.19 to 1 at March 31, 2016 and December 31, 2015, respectively.

A condensed table of cash flows for the three months ended March 31, 2016 and 2015 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2015 to 2016
	2016	2015		%
Cash flows used in operating activities	$(15,463)	$(50,077)	$34,614	69.1%
Cash flows provided by investing activities	19,891	6,992	12,899	184.5%
Cash flows used in financing activities	(19,158)	(8,940)	(10,218)	-114.3%
Total cash flows	$(14,730)	$(52,025)	$37,295	71.7%

Cash Flows for the Three Months Ended March 31, 2016

Cash decreased by $14.7 million during the three months ended March 31, 2016, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $15.5 million of cash from the net income of $3.2 million, adjusted for the cash used by operating assets and liabilities of $19.6 million, and provided by non-cash revenue and expense items of $0.9 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $24.2 million, partially offset by a decline in deposits and other assets of $4.5 million.

Our investing activities provided $19.9 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $53.7 million, and principal receipts on loans collateralizing asset-backed securities of $15.9 million, partially offset by $52.2 million funding of loans collateralizing ABS.

Our financing activities used $19.2 million of cash primarily due to $11.8 million repayment of ABS issued, $2.6 million purchases of common shares from treasury, and $2.6 million distributions and distribution equivalents paid on common shares and RSUs.

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

 Contractual Obligations

As of March 31, 2016, our aggregate minimum future commitment on our leases was $20.7 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $14.9 million and $15.2 million and standby letters of credit of $1.5 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2016. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of March 31, 2016. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Even though we trade in equity securities as an active participant in both listed and OTC markets and we make markets in approximately 980 stocks, we typically maintain very few securities in inventory overnight to minimize market risk. In addition, we act as agent rather than principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly-traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $27.4 million as of March 31, 2016. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $13.4 million as of March 31, 2016. The net potential loss in fair value for our marketable equity securities portfolio as of March 31, 2016, using a hypothetical 10% decline in prices, is estimated to be approximately $1.4 million. In addition, as of March 31, 2016, we have invested $35.6 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2016, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $3.6 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of March 31, 2016, approximately 89.8% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended March 31, 2016.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

January 1, 2016 to January 31, 2016	382,410	$5.48	382,410	899,620
February 1, 2016 to February 29, 2016	3,163	$5.03	3,163	896,457
March 1, 2016 to March 31, 2016	101,844	$5.09	101,844	794,613
Total	487,417		487,417

(1)  On January 12, 2016, our board of directors authorized the repurchase of an additional 1,000,000 shares, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2016. In addition, on April 18, 2016, the board of directors increased the Company’s share repurchase authorization by 745,981 shares, increasing the Company’s share repurchase authorization to 1,500,000 shares through December 31, 2016.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2016

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.12	Amendment Number One to Second Amended and Restated Credit Agreement, dated April 27, 2016, between JMP Holding LLC and City National Bank.

10.13	Amendment Number Seven to Revolving Note and Cash Subordination Agreement & Revolving Note, dated April 26, 2016, between JMP Securities LLC, City National Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).