Form 10-Q
period 2016-06-30
JMP GROUP LLC
filed 2016-08-04
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of July 29, 2016: 20,954,323.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$69,972	$68,551
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both June 30, 2016 and December 31, 2015)	75,792	52,572
Receivable from clearing broker	15,654	14,586
Investment banking fees receivable, net of allowance for doubtful accounts of zero at both June 30, 2016 and December 31, 2015, respectively	2,710	5,044
Marketable securities owned, at fair value	27,891	28,493
Incentive fee receivable	1,484	4,397
Other investments (includes $37,202 and $51,914 measured at fair value at June 30, 2016 and December 31, 2015, respectively)	53,223	68,859
Loans held for investment, net of allowance for loan losses	2,198	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	903,798	969,665
Interest receivable	3,340	3,620
Cash collateral posted for total return swap	25,240	25,000
Fixed assets, net	3,556	3,929
Deferred tax assets	10,688	8,315
Other assets	10,159	15,232
Total assets	$1,205,705	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$13,769	$13,284
Accrued compensation	18,513	39,470
Asset-backed securities issued (net of debt issuance costs of $3,722 and $4,168 at June 30, 2016 and December 31, 2015, respectively)	888,902	930,224
Interest payable	5,818	5,377
Bond payable (net of debt issuance costs of $2,252 and $2,475 at June 30, 2016 and December 31, 2015, respectively)	91,575	91,825
Deferred tax liability	12,590	14,693
Other liabilities	27,547	23,091
Total liabilities	1,058,714	1,117,964

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2016 and December 31, 2015; 20,944,771 and 21,216,258 shares outstanding at June 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	137,251	135,003
Treasury shares at cost, 1,835,281 and 1,497,075 shares at June 30, 2016 and December 31, 2015, respectively	(10,675)	(6,763)
Accumulated deficit	(6,220)	(3,151)
Total JMP Group LLC shareholders' equity	120,379	125,112
Nonredeemable Non-controlling Interest	26,612	27,782
Total equity	146,991	152,894
Total liabilities and equity	$1,205,705	$1,270,858

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	June 30, 2016	December 31, 2015

Cash and cash equivalents	$-	$1,311
Restricted cash	74,614	51,220
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	903,798	969,665
Interest receivable	2,392	2,575
Incentive fees receivable	-	990
Other assets	157	2,102
Total assets of consolidated VIEs	$980,961	$1,027,863

Accrued compensation	-	761
Asset-backed securities issued	888,902	930,224
Note payable (1)	-	2,500
Interest payable	5,600	3,781
Other liabilities	-	1,360
Total liabilities of consolidated VIEs	$894,502	$938,626

(1)	December 31, 2015 balance is inclusive of a $2.5 million intercompany loan.

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Investment banking	$8,375	$21,331	$26,671	$42,025
Brokerage	5,811	6,404	11,906	12,469
Asset management fees	5,588	4,721	14,914	9,383
Principal transactions	6,632	2,857	7,562	6,601
Gain (loss) on sale and payoff of loans	(533)	(1,132)	(909)	(1,710)
Net dividend income	243	256	506	447
Other income	46	62	272	802
Non-interest revenues	26,162	34,499	60,922	70,017

Interest income	12,124	12,801	24,525	25,578
Interest expense	(8,110)	(7,386)	(16,085)	(14,674)
Net interest income	4,014	5,415	8,440	10,904

(Provision) reversal for loan losses	(453)	545	(1,084)	488

Total net revenues after provision for loan losses	29,723	40,459	68,278	81,409

Non-interest expenses
Compensation and benefits	20,681	27,524	48,106	54,588
Administration	2,014	2,293	3,832	3,985
Brokerage, clearing and exchange fees	813	814	1,574	1,612
Travel and business development	1,238	1,295	2,529	2,233
Communications and technology	1,044	982	2,060	1,952
Occupancy	930	961	1,866	1,774
Professional fees	1,053	1,040	2,126	2,014
Depreciation	324	215	656	441
Other	540	698	1,161	1,228
Total non-interest expenses	28,637	35,822	63,910	69,827
Net income before income tax expense	1,086	4,637	4,368	11,582
Income tax expense (benefit)	(246)	(2,864)	(196)	4,136
Net income	1,332	7,501	4,564	7,446
Less: Net income attributable to nonredeemable non-controlling interest	1,659	1,675	3,088	3,512
Net income (loss) attributable to JMP Group LLC	$(327)	$5,826	$1,476	3,934

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.02)	$0.26	$0.07	$0.18
Diluted	$(0.02)	$0.25	$0.07	$0.17

Distributions declared per common share	$0.090	$0.111	$0.210	$0.216

Weighted average common shares outstanding:
Basic	21,058	21,233	21,204	21,225
Diluted	21,058	22,964	21,766	22,800

See accompanying notes to consolidated financial statements.

  JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,332	$7,501	$4,564	$7,446
Other comprehensive income	-	-	-	-
Comprehensive income attributable to JMP Group LLC	1,332	7,501	4,564	7,446
Less: Comprehensive income attributable to non-controlling interest	1,659	1,675	3,088	3,512
Comprehensive income (loss) attributable to JMP Group LLC	$(327)	$5,826	$1,476	$3,934

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Retained Earnings/ Accumulated	Nonredeemable Non- controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	1,476	3,088	4,564
Additonal paid-in capital - share-based compensation	-	-	-	2,248	-	-	2,248
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(4,545)	-	(4,545)
Purchases of shares of common shares for treasury	-	-	(4,034)	-	-	-	(4,034)
Reissuance of shares of common shares from treasury	-	-	122	-	-	-	122
Distributions to non-controlling interest holders	-	-	-	-	-	(4,258)	(4,258)
Balance, June 30, 2016	22,780	$23	$(10,675)	$137,251	$(6,220)	$26,612	$146,991

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Retained Earnings (Accumulated	Nonredeemable Non- controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income	-	-	-	-	3,934	3,512	7,446
Additonal paid-in capital - share-based compensation	-	-	-	4,210	-	-	4,210
Excess tax benefit related to share-based compensation	-	-	-	9	-	-	9
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(4,783)	-	(4,783)
Reissuance of shares of common shares from treasury	-	-	162	15	-	-	177
Distributions to non-controlling interest holders	-	-	-	-	-	(4,884)	(4,884)
Capital contributions from non-controlling interest holders	-	-	-	-	-	435	435
Balance, June 30, 2015	22,780	$23	$(10,154)	$139,034	$7,241	$28,461	$164,605

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,564	$7,446
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	-	(5)
(Reversal) provision for loan losses	1,084	(488)
Accretion of deferred loan fees	(815)	(988)
Amortization of liquidity discount, net	(71)	(64)
Amortization of debt issuance costs	222	105
Amortization of original issue discount, related to CLO II and CLO III	1,203	720
Interest paid in kind	(53)	(97)
Loss on sale and payoff of loans	909	1,710
Gain on repurchase of bonds payable	(87)	-
Change in other investments:
Loss (income) from investments in equity method investees	711	(858)
Fair value on other equity investments	1,374	(374)
Incentive fees reinvested in general partnership interests	-	(110)
Realized gain on other investments	(7,366)	(2,649)
Depreciation and amortization of fixed assets	656	441
Share-based compensation expense	2,547	4,387
Deferred income taxes	(4,476)	922
Net change in operating assets and liabilities:
Decrease in interest receivable	280	422
Decrease (increase) in receivables	4,179	(4,403)
Decrease (increase) in marketable securities	602	(29,354)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	480	1,567
Decrease in deposits and other assets	5,174	11,244
Increase in marketable securities sold, but not yet purchased	485	(1,415)
Increase in interest payable	441	(473)
Decrease in accrued compensation and other liabilities	(16,902)	(28,396)
Net cash used in operating activities	(4,859)	(40,710)

Cash flows from investing activities:
Purchases of fixed assets	(283)	(1,216)
Purchases of other investments	(4,492)	(7,207)
Sales of other investments	25,310	18,002
Funding of loans collateralizing asset-backed securities issued	(115,163)	(136,462)
Funding of loans held for investment	-	(610)
Sale and payoff of loans collateralizing asset-backed securities issued	142,705	146,319
Principal receipts on loans collateralizing asset-backed securities issued	37,660	46,335
Repayments on loans held for investment	6	93
Net change in restricted cash reserved for lending activities	(23,700)	(42,275)
Cash collateral posted for total return swap	(240)	(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	(260)
Net cash provided by (used in) investing activities	61,803	(2,281)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Repurchase of bonds payable	(385)	-
Repayment of asset-backed securities issued	(42,524)	(14,423)
Distributions and distribution equivalents paid on common shares and RSUs	(4,322)	(3,997)
Purchases of common share for treasury	(4,034)	-
Capital contributions of nonredeemable non-controlling interest holders	-	435
Distributions to non-controlling interest shareholders	(4,258)	(4,884)
Excess tax benefit related to share-based compensation	-	9
Net cash used in financing activities	(55,523)	(22,860)
Net increase (decrease) in cash and cash equivalents	1,421	(65,851)
Cash and cash equivalents, beginning of period	68,551	101,362
Cash and cash equivalents, end of period	$69,972	$35,511

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units	$122	$162
Distributions declared but not yet paid	$628	$785

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2016

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS (effective May 2015), JMP Asset Management Inc. (effective October 2015), JMP Realty Trust Inc. (effective September 2015), and the partially-owned subsidiaries CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers, were issued in May 2014, August 2015, April 2016 and May 2016, respectively, to provide a more robust framework for addressing revenue issues. The provisions of these standards are effective for annual reporting periods beginning after December 15, 2017, and do not allow early adoption. ASU 2016-08, Principal versus Agent Considerations, was issued in March 2016 to clarify the implementation guidance on principal versus agent considerations. Its adoption may have an impact on the Company’s financial statements; however, the extent is not yet determined.

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

ASU 2016-02, Leases, was issued February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company’s assets and liabilities will be grossed up to reflect the present value of the lease payments; however, the extent is not yet determined.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, was issued June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The adoption of ASU 2016-13 may result in more immediate recognition of losses on the Company’s amortized cost investments.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2016 and December 31, 2015:

	At June 30, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,972	$69,972	$-	$-	$69,972
Restricted cash and deposits	75,792	75,792	-	-	75,792
Marketable securities owned	27,891	27,891	-	-	27,891
Other investments	30,840	-	30,840	-	30,840
Other investments measured at net asset value (1)	22,383	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,198	-	-	2,012	2,012
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	903,798	-	885,731	-	885,731
Cash collateral posted for total return swap	25,240	25,240	-	-	25,240
Long term receivable	263	-	-	271	271
Total assets:	$1,158,377	$198,895	$916,571	$2,283	$1,117,749

Liabilities:
Marketable securities sold, but not yet purchased	$13,769	$13,769	$-	$-	$13,769
Asset-backed securities issued	888,902	-	873,781	-	873,781
Total return swap	1,271	-	1,271	-	1,271
Bond payable	91,575	-	93,755	-	93,755
Total liabilities:	$995,517	$13,769	$968,807	$-	$982,576

	At December 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68,551	$68,551	$-	$-	$68,551
Restricted cash and deposits	52,572	52,572	-	-	52,572
Marketable securities owned	28,493	27,058	1,458	-	28,516
Other investments	38,588	-	38,588	-	38,588
Other investments measured at net asset value (1)	30,271	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,595	-	-	2,342	2,342
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	-	940,545	-	940,545
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Long term receivable	500	-	-	526	526
Total assets:	$1,216,235	$173,181	$980,591	$2,868	$1,156,640

Liabilities:
Marketable securities sold, but not yet purchased	$13,284	$13,284	$-	$-	$13,284
Asset-backed securities issued	930,224	-	919,937	-	919,937
Total return swap	1,950	-	1,950	-	1,950
Bond payable	91,825	-	94,179	-	94,179
Total liabilities:	$1,037,283	$13,284	$1,016,066	$-	$1,029,350

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

(In thousands)		June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$27,891	$27,891	$-	$-	$27,891
Other investments:
Investments in hedge funds managed by HCS	30,840	-	30,840	-	30,840
Investments in private equity funds managed by HCS (1)	4,064	-	-	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS (1)	34,909	-	30,840	-	30,840
Limited partnership in investments in private equity/ real estate funds (1)	2,293	-	-	-	-
Total other investments	37,202	-	30,840	-	30,840
Total assets:	$65,093	$27,891	$30,840	$-	$58,731

Marketable securities sold, but not yet purchased	13,769	13,769	-	-	13,769
Total return swap	1,271	-	1,271	-	1,271
Total liabilities:	$15,040	$13,769	$1,271	$-	$15,040

(In thousands)		December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$28,493	$27,058	$1,435	$-	$28,493
Other investments:
Investments in hedge funds managed by HCS	38,588	-	38,588	-	38,588
Investments in private equity funds managed by HCS (1)	4,057	-	-	-	-
Investments in funds of funds managed by HCS (1)	19	-	-	-	-
Total investment in funds managed by HCS (1)	42,664	-	38,588	-	38,588
Limited partnership in investments in private equity/ real estate funds (1)	9,250	-	-	-	-
Total other investments	51,914	-	38,588	-	38,588
Total assets:	$80,407	$27,058	$40,023	$-	$67,081

Marketable securities sold, but not yet purchased	13,284	13,284	-	-	13,284
Total return swap	1,950	-	1,950	-	1,950
Total liabilities:	$15,234	$13,284	$1,950	$-	$15,234

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

The Company holds a limited partner investment in a private equity fund, managed by a third party. This fund aims to achieve medium to long-term capital appreciation by investing in a diversified portfolio of technology companies that leverage the growth of Greater China. The Company also holds investments in real estate funds, which aim to generate revenue streams from investments in real estate joint ventures. The Company recognizes these investments using the fair value option. The primary reason for electing the fair value option was to measure gains on the same basis as the Company’s other equity securities, which are stated at fair value. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the funds. The investments in private investment funds managed by third parties are generally not redeemable at the option of the Company.

The table below provides a reconciliation of the beginning and ending balances for the assets held at fair value using significant unobservable inputs (Level 3). The fair values assets that were determined based on net asset value as a practical expedient are excluded from the below table. As of June 30, 2016 and 2015, $6.4 million and $13.7 million of assets were measured using the net asset value as a practical expedient. The following tables represent the fair value of the Level 3 assets that were not measured using net asset value as a practical expedient in 2015.

(In thousands)	Warrants and other held at JMPS	Equity securities held by JMP Capital	Total Level 3 Assets

Balance as of March 31, 2015	$766	$1,017	$1,783

Purchases	-	-	-
Sales	-	-	-
Settlements	-	-	-
Total gains (losses) - realized and unrealized included in earnings (1)	(766)	82	(684)
Transfers in/(out) of Level 3	-	-	-
Balance as of June 30, 2015	$-	$1,099	$1,099
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$-	$-	$-

(1)	No Level 3 gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

(In thousands)	Warrants and other held at JMPS	Equity securities held by HGC, HGC II and JMP Capital	Forward Purchase Contract and Swaption	Total Level 3 Assets

Balance as of December 31, 2014	$732	$122,058	$6,608	$129,398
				-
Adjustment for adoption of new consolidation guidance (1)	-	(121,041)	(6,608)	(127,649)
Purchases	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	-	-
Total gains (losses) - realized and unrealized included in earnings (2)	(732)	82	-	(650)
Transfers in/(out) of Level 3	-	-	-	-
Balance as of June 30, 2015	$-	$1,099	$-	$1,099
Unrealized gains/(losses) included in earnings related to assets still held at reporting date	$-	$83	$-	$83

(1)	Equity securities in HGC and HGC II were no longer consolidated effective January 1, 2015.
(2)	No Level 3 gains (losses) are included in other comprehensive income. All realized and unrealized gains (losses) related to Level 3 assets are included in earnings.

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

Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$5	$19	$-	$-
Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$2,293	$9,250	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,064	$4,057	$1,377	$1,400

(1) Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at December 31, 2015. As of June 30, 2016, the Company held loans collateralizing asset-backed securities of $2.3 million, which was placed on non-accrual status. For both the three and six months ended June 30, 2016, the Company recorded related losses of $0.7 million.

Loans Held for Investment

At June 30, 2016 and December 31, 2015, loans held for investment included four loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In the quarter ended June 30, 2016, the Company placed this loan on non-accrual status, and recorded a related reserve. As of June 30, 2016 and December 31, 2015, the Company’s loan outstanding to this entity was $1.7 million, net of a $0.4 million reserve, and $2.1 million, respectively. The Company determined the fair value of loans held for investment to be $1.5 million and $2.3 million as of June 30, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the long-term receivable was $0.3 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively. The Company determined the fair value of the long-term receivable to be $0.3 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In the three and six months ended June 30, 2015, the Company recognized a gain of $0.1 million and $0.8 million, respectively, and received distributions of zero and $1.2 million, respectively. In the first quarter of 2016, the Company recognized a $0.1 million gain, and received a distribution of $0.5 million. The Company sold RiverBanc in the second quarter of 2016, resulting in a $6.0 million gain.

On November 16, 2015, the Company made a $2.0 million investment in a fund, which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognizes its investment using the equity method. In the three and six months ended June 30, 2016, the Company recognized gains of $0.2 million and $0.3 million, and received distributions of $0.3 million and $0.6 million, respectively.

On December 2, 2015, the Company made a $12.8 million investment in a fund, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method. In the three and six months ended June 30, 2016, the Company recognized a loss of $1.3 million and $1.2 million, and received distributions of $0.2 million and $0.3 million, respectively.

In the third quarter of 2015, the Company entered into a $5.0 million commitment to invest in a general partner, which will manage real estate equity investments. As of June 30, 2016 and December 31, 2015, the Company had invested $2.1 million and $0.6 million of this commitment. In the three and six months ended June 30, 2016, the Company recognized a $6 thousand gain and a $9 thousand loss, respectively, and distributions of $9 thousand and $26 thousand, respectively.

Derivative Financial Instruments

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of June 30, 2016. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be $0.7 million as of June 30, 2016.

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for JMPCA CLO III, Ltd.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of June 30, 2016, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the three and six months ended June 30, 2016, the Company recognized a $0.7 million and $0.6 million gain on the TRS, respectively. In each of the three and six months ended June 30, 2015, the Company recognized a $0.4 million gain on the TRS. The Company determined the fair value of the TRS to be a $1.3 million and $1.9 million liability as of June 30, 2016 and December 31, 2015, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. In the first quarter of 2016, the Company posted an additional $0.2 million. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. The maximum exposure of the TRS is the $25.2 million posted as cash collateral plus any margin call amounts the Company may pay in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility is under-levered as the max borrowings are $167.0 million and the Company’s borrowing level remains between approximately $100.0 million and $110.0 million.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of June 30, 2016 and December 31, 2015:

(In thousands)	Loans Collateralizing Asset-backed Securities
	June 30, 2016	December 31, 2015
Outstanding principal	$918,814	$984,110
Allowance for loan losses	(6,037)	(5,397)
Liquidity discount	(847)	(918)
Deferred loan fees, net	(8,132)	(8,130)
Total loans, net	$903,798	$969,665

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended June 30, 2016 and 2015:

(In thousands)	Three Months Ended June 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(13)	-	-	-	(13)
Provision for loan losses	-	(24)	-	-	(24)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,198	$(698)	$-	$(249)	$2,251

Non-impaired Loans
Balance at beginning of period	$967,151	$(6,028)	$(882)	$(8,565)	$951,676
Purchases	64,008	-	-	(1,033)	62,975
Repayments	(21,876)	-	-	234	(21,642)
Accretion of discount	-	-	35	454	489
Provision for loan losses	-	15	-	-	15
Sales and payoff	(90,456)	-	-	778	(89,678)
Transfers to/from impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547

(In thousands)	Three Months Ended June 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,043,743	$(4,364)	$(1,018)	$(6,749)	$1,031,612
Purchases	81,855	-	-	(1,974)	79,881
Repayments	(20,089)	-	-	-	(20,089)
Accretion of discount	-	-	33	571	604
Provision for loan losses	-	545	-	-	545
Sales and payoff	(110,216)	-	-	149	(110,067)
Balance at end of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the six months ended June 30, 2016 and 2015:

(In thousands)	Six Months Ended June 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(13)	-	-	-	(13)
Provision for loan losses	-	(24)	-	-	(24)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,198	$(698)	$-	$(249)	$2,251

Non-impaired Loans
Balance at beginning of period	$984,110	$(5,396)	$(918)	$(8,132)	$969,664
Purchases	117,422	-	-	(2,259)	115,163
Repayments	(38,018)	-	-	371	(37,647)
Accretion of discount	-	-	71	815	886
Provision for loan losses	-	(617)	-	-	(617)
Sales and payoff	(144,687)	-	-	1,073	(143,614)
Transfers to/from impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547

(In thousands)	Six Months Ended June 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	139,488	-	-	(3,026)	136,462
Repayments	(46,335)	-	-	-	(46,335)
Accretion of discount	-	-	64	988	1,052
Provision for loan losses	-	488	-	-	488
Sales and payoff	(148,252)	-	-	223	(148,029)
Balance at end of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2016 and 2015 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(6,028)	$(4,364)	$(5,397)	(4,307)
Provision for loan losses:
Specific reserve	(698)	-	(698)	-
General reserve	689	545	58	488
Balance at end of period	$(6,037)	$(3,819)	$(6,037)	$(3,819)

Impaired, Non-Accrual, Past Due and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2015, the Company held no impaired loans collateralizing asset-backed securities. As of June 30, 2016, $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $906.9 million and $975.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of December 31, 2015, no loans were on non-accrual status. The table below presents certain information pertaining to the loans on non-accrual status at June 30, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2016
Impaired loans with an allowance recorded	$2,949	$3,211	$699	$2,955	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,949	$3,211	$699	$2,955	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at June 30, 2016 or December 31, 2015.

At June 30, 2016 and December 31, 2015, the Company did not have any loans which were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) the trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at June 30, 2016 and December 31, 2015.

(In thousands)	Cash Flow (CF)
	June 30,	December 31,
	2016	2015

Moody's rating:
Baa1 - Baa3	$8,779	$6,590
Ba1 - Ba3	248,704	281,307
B1 - B3	596,239	663,710
Caa1 - Caa3	53,164	20,507
Ca	-	2,946
C	2,949	-
Total:	$909,835	$975,060

Internal rating: (1)
2	$774,798	$846,135
3	98,787	93,704
4	33,301	35,221
5	2,949	-
Total:	$909,835	$975,060

Performance:
Performing	$906,886	$975,060
Non-performing	2,949	-
Total:	$909,835	$975,060

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $873.8 million and $940.5 million as of June 30, 2016 and December 31, 2015, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

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

The Company incurred no additional debt issuance costs in the six months ended June 30, 2016 and 2015 relating to Senior Notes. Debt issuance costs are amortized over the estimated life of the bond. As of June 30, 2016 and December 31, 2015, the Company held $2.3 million and $2.5 million of unamortized debt issuance costs.

	As of June 30, 2016		As of December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$1,125,910	$48,300,000	$1,259,709
8.00% Senior Notes	$45,905,250	$1,126,445	$46,000,000	$1,215,045

Note Payable and Lines of Credit

As of June 30, 2016 and December 31, 2015, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2016 and December 31, 2015.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of June 30, 2016 and December 31, 2015.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2016 and December 31, 2015, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2016 and December 31, 2015.

(In millions)	As of June 30, 2016
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$136.5	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa1/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Baa3/BB+
Total secured notes sold to investors	$455.0	$265.5
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$310.5
Consolidation elimination	N/A	(45.0)
Total asset-backed securities issued	N/A	$265.5

(In millions)	As of December 31, 2015
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$178.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa3/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB+
Total secured notes sold to investors	$455.0	$307.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$352.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$293.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of June 30, 2016 and December 31, 2015, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company has been able to reinvest a portion of the unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The activity in the note principal for the three and six months ended June 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$282,013	$354,071	$293,457	$360,139
Repayments	(30,320)	(7,595)	(41,764)	(13,663)
Asset-backed securities at end of period	$251,693	$346,476	$251,693	$346,476

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These Subordinated Notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2016 and December 31, 2015.

(In millions)	As of June 30, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moodys/S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.5)	217.1	6.81%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	NR/A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.1)	17.6	3.85%	NR/BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.8)	16.9	5.25%	NR/BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.5)	8.7	5.75%	NR/B
Total secured notes sold to investors	$320.0	$316.2	$(5.5)	$310.7
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.0	$(5.8)	$334.2
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.2	$(5.5)	$310.7

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.8	$-	$0.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.6)	8.6	5.75%	B
Total secured notes sold to investors	$320.0	$317.0	$(6.0)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.8	$(6.3)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.0	$(6.0)	$311.0

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

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three and six months ended June 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,580	$(5,705)	$310,875	$318,100	$(6,700)	$311,400
Repayments	(380)	-	(380)	(380)	-	(380)
Amortization of discount	-	259	259	-	242	242
Balance at end of period	$316,200	$(5,446)	$310,754	$317,720	$(6,458)	$311,262

(In thousands)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,960	$(5,960)	$311,000	$318,480	$(6,939)	$311,541
Repayments	(760)	-	(760)	(760)	-	(760)
Amortization of discount	-	514	514	-	481	481
Balance at end of period	$316,200	$(5,446)	$310,754	$317,720	$(6,458)	$311,262

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured subordinated notes. The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at June 30, 2016 and December 31, 2015. These unsecured subordinated notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2016 and December 31, 2015.

(In millions)	As of June 30, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.6)	$227.4	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.8)	40.9	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.9)	$330.2
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.4)	$364.1
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.9)	$330.2

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.2)	$329.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.7)	$363.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.2)	$329.9

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three and six months ended June 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,044)	$330,056	$332,100	$(2,525)	$329,575
Amortization of discount	-	122	122	-	120	120
Balance at end of period	$332,100	$(1,922)	$330,178	$332,100	$(2,405)	$329,695

(In thousands)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,165)	$329,935	$332,100	$(2,643)	$329,457
Amortization of discount	-	243	243	-	238	238
Balance at end of period	$332,100	$(1,922)	$330,178	$332,100	$(2,405)	$329,695

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2016 was $6.3 million and $12.4 million, which comprised of a cash coupon of $5.9 million and $11.2 million, and issuance discount amortization of $0.6 million and $1.2 million. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2015 was $5.5 million and $10.9 million, which was comprised of a cash coupon of $4.9 million and $9.8 million, and issuance discount amortization of $0.6 million and $1.1 million, respectively. As of June 30, 2016 and December 30, 2015, accrued interest payable on the Notes was $4.3 million and $3.9 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $873.8 million and $918.2 million as of June 30, 2016 and December 31, 2015, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On January 12, 2016, the board of directors authorized the repurchase of an additional 1,000,000 common shares, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2016. On April 18, 2016, the board of directors authorized the repurchase of an additional 745,981 common shares, increasing the Company’s share repurchase authorization to 1,500,000 shares through December 31, 2016.

During the three months ended June 30, 2016, the Company repurchased 269,334 of the Company’s shares at an average price of $5.22 per share for an aggregate purchase price of $1.4 million. All these shares were repurchased on the open market. During the three months ended June 30, 2015, the Company did not repurchase any of the Company’s shares.

During the six months ended June 30, 2016, the Company repurchased 756,751 of the Company’s shares at an average price of $5.33 per share for an aggregate purchase price of $4.0 million. 3,163 repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market. During the six months ended June 30, 2015, the Company did not repurchase any of the Company’s shares.

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

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	2,785,000	$6.53
Cancelled	(15,000)	6.24
Forfeited	(100,000)	6.79
Balance, end of period	2,670,000	$6.52

Options exercisable at end of period	1,395,000	$6.23

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2016:

			June 30, 2016
			Options Outstanding				Options Vested and Exercisable

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$6.05	-	$7.33	2,670,000	2.98	$6.52	$-	1,395,000	2.50	$6.23	-

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of $0.2 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. The Company recognized compensation expense related to share options of $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $1.6 million of unrecognized compensation expense related to share options.

There were no share options exercised during the six months ended June 30, 2016 and 2015. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

The following table summarizes RSU activity for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	733,151	$6.91
Granted	945,308	4.65
Vested	(20,565)	5.71
Forfeited	(127,855)	6.22
Balance, end of period	1,530,039	$5.59

The aggregate fair value of RSUs vested during both the three months ended June 30, 2016 and 2015 were $0.1 million. The aggregate fair value of RSUs vested during the six months ended June 30, 2016 and 2015 were $0.1 million and $0.2 million.

For the three months ended June 30, 2016 and 2015, the income tax benefits realized from the vested RSUs were $27 thousand and $37 thousand, respectively. For the six months ended June 30, 2016 and 2015, the income tax benefits realized from the vested RSUs were $41 thousand and $0.1 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2016 and 2015, the Company recorded compensation expenses of $1.0 million and $1.5 million for RSUs, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded compensation expenses of $2.0 million and $2.9 million for RSUs, respectively.

For the three months ended June 30, 2016 and 2015, the Company recognized income tax benefits of $0.5 million and $0.9 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2016 and 2015, the Company recognized income tax benefits of $0.9 million and $1.7 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2016, there was $3.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.15 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Share Appreciation Rights	Weighted Average Exercise Price

Balance, beginning of year	2,822,500	$7.33
Forfeited	(242,500)	7.33
Balance, end of period	2,580,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2016:

			June 30, 2016
			Options Outstanding
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Value Intrinsic

$7.33	-	$7.33	2,580,000	3.50	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the three months ended June 30, 2016 and 2015, the Company recorded SARs compensation expense of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded SARs compensation expense of $0.1 million and $0.5 million, respectively.

For the three months ended June 30, 2016 and 2015, the Company recognized income tax benefits of $62 thousand and $0.1 million, respectively, recognized for SARs. For the six months ended June 30, 2016 and 2015, the Company recognized income tax benefits of $46 thousand and $0.2 million, respectively, recognized for SARs. As of June 30, 2016, there was $0.4 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 1.50 years.

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator:
Net income (loss) attributable to JMP Group, LLC	$(327)	$5,826	$1,476	$3,934

Denominator:
Basic weighted average shares outstanding	21,058	21,233	21,204	21,225

Effect of potential dilutive securities:
Restricted share units	-	1,731	562	1,575

Diluted weighted average shares outstanding	21,058	22,964	21,766	22,800

Net income (loss) per share
Basic	$(0.02)	$0.26	$0.07	$0.18
Diluted	$(0.02)	$0.25	$0.07	$0.17

In the table above, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share for the quarters and six months ended June 30, 2016 and 2015.

Share options to purchase 2,716,978 and 2,106,891 shares of common shares for the three months ended June 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase 2,748,132 and 2,127,817 shares of common shares for the six months ended June 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 1,541,602 and 12,172 shares of common share for the three months ended June 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 327,045 and 9,564 shares of common share for the six months ended June 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. The Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.1 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

For the three months ended June 30, 2016 and 2015, the Company recorded income tax benefit of $0.2 million and $2.9 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded income tax benefit of $0.2 million and income tax expense of $4.1 million, respectively. The effective tax rates were (6.0)% and (66.2)% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rates were (4.5)% and 35.7% for the six months ended June 30, 2016 and 2015, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a substantial portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and (ii) a significant portion of pre-tax income is from qualifying sources that is certain flow through entities within the company are not subject to entity level U.S. federal and state income taxes but rather flows to JMP Group LLC partners.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Pennsylvania under various operating leases. Occupancy expense for the quarters ended June 30, 2016 and 2015 was $0.9 million and $1.0 million, respectively. Occupancy expense for the six months ended June 30, 2016 and 2015 was $1.9 million and $1.8 million, respectively. The Company recorded sublease income of $0.1 million and $0.1 million for the quarters ended June 30, 2016 and 2015, respectively. The Company recorded sublease income of $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2016	2,158
2017	3,850
2018	3,489
2019	2,332
2020	1,374
Thereafter	6,426
Total Lease Commitments	$19,629

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2016 and December 31, 2015, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both June 30, 2016 and December 31, 2015. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of June 30, 2016 and December 31, 2015, the Company had unfunded commitments of $18.0 million and $15.2 million, respectively, in the Corporate segment. $1.8 million and $2.2 million of the unfunded commitments as of June 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $5.3 million and $5.0 million of the unfunded commitments as of June 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of June 30, 2016 and December 31, 2015, the Company had $7.2 million and $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $18.4 million and $16.5 million as of June 30, 2016 and December 31, 2015, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $32.6 million and $25.1 million, which were $31.6 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.38 to 1 and 1.25 to 1 at June 30, 2016 and December 31, 2015, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2016 and December 31, 2015, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $42.4 million and $51.1 million, respectively, which consisted of investments in hedge funds of $30.8 million and $38.6 million, respectively, investments in private equity funds of $4.1 million and $4.1 million, respectively, investments in funds of funds of $5 thousand and $19 thousand, respectively, and an investment in HCC common stock of $7.5 million and $8.4 million, respectively. Base management fees earned from these affiliated entities were $4.1 million and $3.4 million for the quarters ended June 30, 2016 and 2015, respectively. Base management fees earned from these affiliated entities were $8.3 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively. Also, the Company earned incentive fees of $1.0 million and $1.3 million, from these affiliated entities for the three months ended June 30, 2016 and 2015, respectively. The Company earned incentive fees of $6.2 million and $2.3 million, from these affiliated entities for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had incentive fees receivable from these affiliated entities of $1.0 million and $4.4 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2016 and December 31, 2015 have subsequently settled with no resulting material liability to the Company. For the three months ended June 30, 2016 and 2015, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2016 and 2015.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate segment, the Company had unfunded commitments of $18.0 million and $15.2 million, respectively. $1.8 million and $2.2 million of the unfunded commitments as of June 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $5.3 million and $5.0 million of the unfunded commitments as of June 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of June 30, 2016 and December 31, 2016, the Company had $7.2 million and $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III.

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

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses property depreciation expense resulting from commercial real estate investments; (iv) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, and (vi) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The Company’s segment information for the three and six months ended June 30, 2016 and 2015 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Broker-Dealer
Non-interest revenues	$14,186	$28,870	$38,577	$55,629
Total net revenues after provision for loan losses	$14,186	$28,870	$38,577	$55,629
Non-interest expenses	16,306	24,124	38,305	46,324
Segment operating pre-tax net income (loss)	$(2,120)	$4,746	$272	$9,305
Segment assets	$68,539	$90,883	$68,539	$90,883
Asset Management
Non-interest revenues	$6,246	$5,662	$16,422	$12,033
Total net revenues after provision for loan losses	$6,246	$5,662	$16,422	$12,033
Non-interest expenses	5,855	5,146	15,297	10,923
Segment operating pre-tax net income	$391	$516	$1,125	$1,110
Segment assets	$30,750	$25,937	$30,750	$25,937
Corporate
Non-interest revenues	$8,090	$1,345	$9,093	$4,065
Net interest income	2,003	3,134	4,374	6,342
Provision for loan losses	(824)	696	(812)	698
Total net revenues after provision for loan losses	$9,269	$5,175	$12,655	$11,105
Non-interest expenses	6,250	4,304	10,549	9,058
Segment operating pre-tax net income	$3,019	$871	$2,106	$2,047
Segment assets	$1,449,167	1,467,895	$1,449,167	$1,467,895
Eliminations
Non-interest revenues	$(1,298)	$(1,427)	$(2,635)	$(2,889)
Total net revenues after provision for loan losses	$(1,298)	$(1,427)	$(2,635)	$(2,889)
Non-interest expenses	(1,298)	(1,427)	(2,635)	(2,889)
Segment operating pre-tax net loss	$-	$-	$-	$-
Segment assets	$(342,751)	$(234,524)	$(342,751)	$(234,524)
Total Segments
Non-interest revenues	$27,224	$34,450	$61,457	$68,838
Net interest income	2,003	3,134	4,374	6,342
Provision for loan losses	(824)	696	(812)	698
Total net revenues after provision for loan losses	$28,403	$38,280	$65,019	$75,878
Non-interest expenses	27,113	32,147	61,516	63,416
Segment operating pre-tax net income	$1,290	$6,133	$3,503	$12,462
Total assets	$1,205,705	$1,350,191	$1,205,705	$1,350,191

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and six months ended June 30, 2016 and 2015.

(In thousands)	As of and Three Months Ended June 30, 2016				As of and Three Months Ended June 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$27,224	$(1,062)	(a)	$26,162	$34,450	$49	(a)	$34,499
Net Interest Income	2,003	2,011	(b)	4,014	3,134	2,281	(b)	5,415
Provision for loan losses	(824)	371		(453)	696	(151)		545
Total net revenues after provision for loan losses	$28,403	$1,320		$29,723	$38,280	$2,179		$40,459
Non-interest expenses	27,113	1,524	(c)	28,637	32,147	3,675	(c)	35,822
Noncontrolling interest	-	1,659		1,659	-	1,675		1,675
Operating pre-tax net income (loss)	$1,290	$(1,863)	(d)	$(573)	$6,133	$(3,171)	(d)	$2,962
Total assets	$1,205,705	$-		$1,205,705	$1,350,191	$-		$1,350,191

(In thousands)	As of and Six Months Ended June 30, 2016				As of and Six Months Ended June 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$61,457	$(535)	(a)	$60,922	$68,838	$1,179	(a)	$70,017
Net Interest Income	4,374	4,066	(b)	8,440	6,342	4,562	(b)	10,904
Provision for loan losses	(812)	(272)		(1,084)	698	(210)		488
Total net revenues after provision for loan losses	$65,019	$3,259		$68,278	$75,878	$5,531		$81,409
Non-interest expenses	61,516	2,394	(c)	63,910	63,416	6,411	(c)	69,827
Noncontrolling interest	-	3,088		3,088	-	3,512		3,512
Operating pre-tax net income (loss)	$3,503	$(2,223)	(d)	$1,280	$12,462	$(4,392)	(d)	$8,070
Total assets	$1,205,705	$-		$1,205,705	$1,350,191	$-		$1,350,191

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating net income	$2,568	$4,850	$4,726	$9,981
Addback of Segment Income tax expense	(1,278)	1,283	(1,223)	2,481
Total Segments operating pre-tax net income	$1,290	$6,133	$3,503	$12,462
Subtract / (Add back)
Share-based compensation expense	233	1,190	700	2,271
Deferred compensation program accounting adjustment	435	1,669	(80)	2,738
Net unrealized loss on strategic equity investments and warrants.	(435)	188	(764)	(832)
General loan loss reserve for CLOs	(440)	124	(33)	215
Depreciation of commercial real estate in underlying investments	2,070	-	2,400	-
Total Consolidation Adjustments and Reconciling Items	1,863	3,171	2,223	4,392
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(573)	$2,962	$1,280	$8,070

Income tax expense (benefit)	(246)	(2,864)	(196)	4,136
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(327)	$5,826	$1,476	$3,934

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

	As of
(In thousands)	June 30, 2016	December 31, 2015
	Net Assets	Net Assets
Harvest Small Cap Partners	$296,920	$278,279
Harvest Agriculture Select	25,235	32,012
Harvest Technology Partners	14,584	17,380
Harvest Financial Partners	14,827	17,295

(In thousands)	Three Months Ended June 30,
	2016		2015
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$-	$-	$(2,312)	$(16)
Harvest Small Cap Partners	8,018	(4,952)	6,731	(5,245)
Harvest Agriculture Select	(213)	-	249	(111)
Harvest Technology Partners	(125)	(73)	987	(79)
Harvest Financial Partners	16	(98)	152	(38)

(In thousands)	Six Months Ended June 30,
	2016		2015
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$-	$-	$(4,451)	$(140)
Harvest Small Cap Partners	31,685	(10,342)	1,005	(11,137)
Harvest Agriculture Select	(366)	(77)	1,778	(369)
Harvest Technology Partners	(169)	(121)	1,893	(139)
Harvest Financial Partners	(592)	(175)	202	(64)

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

(In thousands)	As of June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$435	$5,307	$8,605	$55,625	$-	$69,972
Restricted cash and deposits	-	1,123	-	74,669	-	75,792
Receivable from clearing broker	-	-	-	15,654	-	15,654
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	2,710	-	2,710
Marketable securities owned, at fair value	-	-	9,509	18,854	(472)	27,891
Incentive fee receivable	-	-	-	1,484	-	1,484
Other investments	-	9,897	21,904	21,422	-	53,223
Loans held for investment, net of allowance for loan losses	-	-	-	2,198	-	2,198
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	903,798	-	903,798
Interest receivable	-	-	70	3,340	(70)	3,340
Collateral posted for derivative transaction	-	-	-	25,240	-	25,240
Fixed assets, net	-	-	-	3,556	-	3,556
Deferred tax assets	-	10,688	-	-	-	10,688
Other assets	(121)	138,647	(13,559)	39,146	(153,954)	10,159
Investment in subsidiaries	251,097	76,989	118,304	-	(446,390)	-
Total assets	$251,411	$242,651	$144,833	$1,167,696	$(600,886)	$1,205,705

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,769	$-	$13,769
Accrued compensation	500	1,384	2,393	14,236	-	18,513
Asset-backed securities issued	-	-	-	888,902	-	888,902
Interest payable	-	1,507	-	4,311	-	5,818
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,047	-	-	(472)	91,575
Deferred tax liability	-	11,767	-	823	-	12,590
Other liabilities	1,030	20,440	-	7,392	(1,315)	27,547
Total liabilities	$139,133	$127,145	$2,393	$944,433	$(154,390)	$1,058,714

Total members' (deficit) equity	112,278	115,506	115,268	224,035	(446,708)	120,379
Nonredeemable Non-controlling Interest	$-	$-	$27,172	$(772)	$212	$26,612
Total equity	$112,278	$115,506	$142,440	$223,263	$(446,496)	$146,991
Total liabilities and equity	$251,411	$242,651	$144,833	$1,167,696	$(600,886)	$1,205,705

(In thousands)	As of December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$80	$11,260	$1,225	$55,986	$-	$68,551
Restricted cash and deposits	-	1,123	-	51,449	-	52,572
Receivable from clearing broker	-	-	-	14,586	-	14,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,044	-	5,044
Marketable securities owned, at fair value	-	-	8,294	20,199	-	28,493
Incentive fee receivable	-	-	-	4,446	(49)	4,397
Other investments	-	6,703	32,473	29,683	-	68,859
Loans held for investment, net of allowance for loan losses	-	-	-	2,595	-	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	969,665	-	969,665
Interest receivable	-	-	66	3,488	66	3,620
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	3,929	-	3,929
Deferred tax assets	-	8,315	-	-	-	8,315
Other assets	(1,137)	146,647	(722)	8,153	(137,709)	15,232
Investment in subsidiaries	244,800	71,538	109,146	-	(425,484)	-
Total assets	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,284	$-	$13,284
Accrued compensation	-	150	-	39,320	-	39,470
Asset-backed securities issued	-	-	-	930,224	-	930,224
Interest payable	-	1,506	-	3,805	66	5,377
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	91,825	-	-	-	91,825
Deferred tax liability	-	13,733	-	960	-	14,693
Other liabilities	1,088	20,685	-	1,367	(49)	23,091
Total liabilities	$138,691	$127,899	$-	$988,960	$(137,586)	$1,117,964

Total members' (deficit) equity	105,052	117,687	122,478	205,697	(425,802)	125,112
Nonredeemable Non-controlling Interest	$-	$-	$28,004	$(434)	$212	$27,782
Total equity	$105,052	$117,687	$150,482	$205,263	$(425,590)	$152,894
Total liabilities and equity	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

(In thousands)	Three Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$8,375	$-	$8,375
Brokerage	-	-	-	5,811	-	5,811
Asset management fees	-	-	-	5,702	(114)	5,588
Principal transactions	-	295	4,659	1,678	-	6,632
Loss on sale, payoff and mark-to-market of loans	-	-	-	(533)	-	(533)
Net dividend income	-	-	239	4	-	243
Other income	-	-	-	46	-	46
Equity earnings of subsidiaries	1,568	(1,309)	3,696	-	(3,955)	-
Non-interest revenues	1,568	(1,014)	8,594	21,083	(4,069)	26,162

Interest income	370	1,139	173	12,437	(1,995)	12,124
Interest expense	(1,139)	(2,270)	-	(6,696)	1,995	(8,110)
Net interest income	(769)	(1,131)	173	5,741	-	4,014

Provision for loan losses	-	-	-	(453)	-	(453)

Total net revenues after provision for loan losses	799	(2,145)	8,767	26,371	(4,069)	29,723

Non-interest expenses
Compensation and benefits	542	681	2,265	17,193	-	20,681
Administration	129	121	66	1,810	(112)	2,014
Brokerage, clearing and exchange fees	-	-	-	813	-	813
Travel and business development	10	-	-	1,228	-	1,238
Communications and technology	2	2	-	1,040	-	1,044
Occupancy	-	-	-	930	-	930
Professional fees	443	37	-	573	-	1,053
Depreciation	-	-	-	324	-	324
Other	-	-	-	540	-	540
Total non-interest expenses	1,126	841	2,331	24,451	(112)	28,637
Net income (loss) before income tax expense	(327)	(2,986)	6,436	1,920	(3,957)	1,086
Income tax expense (benefit)	-	653	-	(899)	-	(246)
Net income (loss)	(327)	(3,639)	6,436	2,819	(3,957)	1,332
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,229	430	-	1,659
Net income (loss) attributable to JMP Group LLC	$(327)	$(3,639)	$5,207	$2,389	$(3,957)	$(327)

(In thousands)	Three Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$21,331	$-	$21,331
Brokerage	-	-	-	6,404	-	6,404
Asset management fees	-	-	-	4,853	(132)	4,721
Principal transactions	-	248	(225)	2,834	-	2,857
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,132)	-	(1,132)
Net dividend income	-	-	77	179	-	256
Other income	-	-	-	62	-	62
Equity earnings of subsidiaries	7,628	1,958	6,060	-	(15,646)	-
Non-interest revenues	7,628	2,206	5,912	34,531	(15,778)	34,499

Interest income	371	1,048	58	12,879	(1,555)	12,801
Interest expense	(1,047)	(2,272)	(1)	(5,621)	1,555	(7,386)
Net interest income	(676)	(1,224)	57	7,258	-	5,415

Provision for loan losses	-	-	-	545	-	545

Total net revenues after provision for loan losses	6,952	982	5,969	42,334	(15,778)	40,459

Non-interest expenses
Compensation and benefits	370	1,600	25	25,529	-	27,524
Administration	128	130	51	2,116	(132)	2,293
Brokerage, clearing and exchange fees	-	-	-	814	-	814
Travel and business development	-	(2)	-	1,297	-	1,295
Communications and technology	-	3	-	979	-	982
Occupancy	-	-	-	961	-	961
Professional fees	629	88	-	323	-	1,040
Depreciation	-	-	-	215	-	215
Other	-	-	-	698	-	698
Total non-interest expenses	1,127	1,819	76	32,932	(132)	35,822
Net income (loss) before income tax expense	5,825	(837)	5,893	9,402	(15,646)	4,637
Income tax expense (benefit)	-	(3,004)	-	140	-	(2,864)
Net income (loss)	5,825	2,167	5,893	9,262	(15,646)	7,501
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	430	1,245	-	1,675
Net income (loss) attributable to JMP Group LLC	$5,825	$2,167	$5,463	$8,017	$(15,646)	$5,826

(In thousands)	Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$26,671	$-	$26,671
Brokerage	-	-	-	11,906	-	11,906
Asset management fees	-	-	-	15,028	(114)	14,914
Principal transactions	-	415	4,532	2,615	-	7,562
Loss on sale, payoff and mark-to-market of loans	-	-	-	(909)	-	(909)
Net dividend income	-	-	478	28	-	506
Other income	-	-	87	185	-	272
Equity earnings of subsidiaries	5,434	503	8,464	-	(14,401)	-
Non-interest revenues	5,434	918	13,561	55,524	(14,515)	60,922

Interest income	740	2,278	339	25,158	(3,990)	24,525
Interest expense	(2,278)	(4,558)	-	(13,239)	3,990	(16,085)
Net interest income	(1,538)	(2,280)	339	11,919	-	8,440

Provision for loan losses	-	-	-	(1,084)	-	(1,084)

Total net revenues after provision for loan losses	3,896	(1,362)	13,900	66,359	(14,515)	68,278

Non-interest expenses
Compensation and benefits	1,047	1,853	2,427	42,779	-	48,106
Administration	247	251	137	2,196	1,001	3,832
Brokerage, clearing and exchange fees	-	-	-	1,574	-	1,574
Travel and business development	95	-	-	2,434	-	2,529
Communications and technology	4	4	-	2,052	-	2,060
Occupancy	-	-	-	1,866	-	1,866
Professional fees	1,029	106	12	979	-	2,126
Depreciation	-	-	-	656	-	656
Other	-	-	-	2,274	(1,113)	1,161
Total non-interest expenses	2,422	2,214	2,576	56,810	(112)	63,910
Net income (loss) before income tax expense	1,474	(3,576)	11,324	9,549	(14,403)	4,368
Income tax expense (benefit)	-	(201)	-	5	-	(196)
Net income (loss)	1,474	(3,375)	11,324	9,544	(14,403)	4,564
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,515	573	-	3,088
Net income (loss) attributable to JMP Group LLC	$1,474	$(3,375)	$8,809	$8,971	$(14,403)	$1,476

(In thousands)	Six Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$42,025	$-	$42,025
Brokerage	-	-	-	12,469	-	12,469
Asset management fees	-	-	-	9,654	(271)	9,383
Principal transactions	-	(49)	968	5,682	-	6,601
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,710)	-	(1,710)
Net dividend income	-	-	154	293	-	447
Other income	-	-	-	802	-	802
Equity earnings of subsidiaries	7,095	2,247	9,175	-	(18,517)	-
Non-interest revenues	7,095	2,198	10,297	69,215	(18,788)	70,017

Interest income	743	1,966	235	25,612	(2,978)	25,578
Interest expense	(1,964)	(4,545)	1,961	(13,104)	2,978	(14,674)
Net interest income	(1,221)	(2,579)	2,196	12,508	-	10,904

Provision for loan losses	-	-	-	488	-	488

Total net revenues after provision for loan losses	5,874	(381)	12,493	82,211	(18,788)	81,409

Non-interest expenses
Compensation and benefits	739	3,321	301	50,227	-	54,588
Administration	258	213	191	3,595	(272)	3,985
Brokerage, clearing and exchange fees	-	-	-	1,612	-	1,612
Travel and business development	-	61	-	2,172	-	2,233
Communications and technology	-	6	-	1,946	-	1,952
Occupancy	-	-	-	1,774	-	1,774
Professional fees	944	464	-	606	-	2,014
Depreciation	-	-	-	441	-	441
Other	-	-	-	1,228	-	1,228
Total non-interest expenses	1,941	4,065	492	63,601	(272)	69,827
Net income (loss) before income tax expense	3,933	(4,446)	12,001	18,610	(18,516)	11,582
Income tax expense (benefit)	-	(1,636)	-	5,772	-	4,136
Net income (loss)	3,933	(2,810)	12,001	12,838	(18,516)	7,446
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,093	1,419	-	3,512
Net income (loss) attributable to JMP Group LLC	$3,933	$(2,810)	$9,908	$11,419	$(18,516)	$3,934

(In thousands)	Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$1,474	$(3,375)	$11,324	$9,544	$(14,403)	$4,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	1,084	-	1,084
Accretion of deferred loan fees	-	-	-	(815)	-	(815)
Amortization of liquidity discount, net	-	-	-	(71)	-	(71)
Amortization of debt issuance costs	-	222	-	-	-	222
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,203	-	1,203
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	909	-	909
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees	-	-	-	711	-	711
Fair value on other equity investments	-	(415)	635	1,154	-	1,374
Change in fair value of small business loans	-	-	-		-	-
Realized gain on other investments	-	-	(4,425)	(2,941)	-	(7,366)
Depreciation and amortization of fixed assets	-	-	-	656	-	656
Stock-based compensation expense	2,547	-	-	-	-	2,547
Deferred income taxes	-	(4,339)	-	(137)	-	(4,476)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(4)	149	135	280
Decrease (increase) in receivables	-	-	-	4,228	(49)	4,179
(Increase) decrease in marketable securities	-	-	(1,128)	1,344	386	602
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	480	-	480
(Increase) decrease in deposits and other assets	(1,016)	7,999	12,837	(30,992)	16,346	5,174
Increase in marketable securities sold, but not yet purchased	-	-	-	485	-	485
Increase in interest payable	-	-	-	506	(65)	441
Increase (decrease) in accrued compensation and other liabilities	219	989	2,393	(19,059)	(1,444)	(16,902)
Net cash provided by (used in) operating activities	$3,224	$1,081	$21,545	$(31,615)	$906	$(4,859)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(283)	-	(283)
Investment in subsidiary	(6,297)	(5,451)	(9,158)	9,366	11,540	-
Purchases of other investments	-	(2,779)	(2,260)	(1,526)	2,073	(4,492)
Sales of other investments	-	-	16,619	10,864	(2,173)	25,310
Funding of loans collateralizing asset-backed securities issued	-	-	-	(115,163)	-	(115,163)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	142,705	-	142,705
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	37,660	-	37,660
Repayments on loans held for investment	-	-	-	6		6
Net change in restricted cash reserved for lending activities	-	-	-	(23,700)	-	(23,700)
Cash collateral posted for total return swap	-	-	-	(240)		(240)
Net cash (used in) provided by investing activities	$(6,297)	$(8,230)	$5,201	$59,689	$11,440	$61,803

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(42,524)	-	(42,524)
Distributions and distribution equivalents paid on common shares and RSUs	(4,322)	-	-	-	-	(4,322)
Purchases of shares of common stock for treasury	(4,034)	-	-	-	-	(4,034)
Capital contributions of parent	11,784	1,196	(16,019)	-	3,039	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	(3,347)	(911)	-	(4,258)
Net cash provided by (used in) financing activities	$3,428	$1,196	$(19,366)	$(28,435)	$(12,346)	$(55,523)
Net increase (decrease) in cash and cash equivalents	355	(5,953)	7,380	(361)	-	1,421
Cash and cash equivalents, beginning of period	$80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	435	5,307	8,605	55,625	-	69,972

(In thousands)	Six Months Ended June 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$3,933	$(2,810)	$12,001	$12,838	$(18,516)	$7,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	(488)	-	(488)
Accretion of deferred loan fees	-	-	-	(988)	-	(988)
Amortization of liquidity discount, net	-	-	-	(64)	-	(64)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	720	-	720
Interest paid in kind	-	-	-	(97)	-	(97)
Loss on sale and payoff of loans	-	-	-	1,710	-	1,710
Change in other investments:
Income from investments in equity method investees	-	-	-	(858)		(858)
Fair value on other equity investments	-	49	(1,269)	846	-	(374)
Incentive fees reinvested in general partnership interests	-	-	-	(110)	-	(110)
Realized gain on other investments	-	-	-	(2,649)	-	(2,649)
Depreciation and amortization of fixed assets	-	-	-	441	-	441
Stock-based compensation expense	4,387	-	-	-	-	4,387
Deferred income taxes	-	(8)	-	930	-	922
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(65)	552	(65)	422
Increase in receivables	-	-	-	(4,373)	-	(4,373)
Increase in marketable securities	-	-	(9,647)	(19,707)	-	(29,354)
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	1,537	-	1,537
Decrease (increase) in deposits and other assets	48	(116,283)	46,570	(14,774)	95,683	11,244
Increase in marketable securities sold, but not yet purchased	-	-	-	(1,415)	-	(1,415)
Increase in interest payable	-	-	-	(538)	65	(473)
Increase (decrease) in accrued compensation and other liabilities	794	1,789	628	(31,433)	(174)	(28,396)
Net cash provided by (used in) operating activities	$9,162	$(117,158)	$48,218	$(57,925)	$76,993	$(40,710)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(1,216)	-	(1,216)
Investment in subsidiary	(248,071)	254,491	(107,946)	(4,833)	106,359	-
Purchases of other investments	-	(7,041)	(57,249)	(167)	57,250	(7,207)
Sales of other investments	-	50,542	10,264	14,530	(57,334)	18,002
Funding of loans collateralizing asset-backed securities issued	-	-	-	(136,462)	-	(136,462)
Funding of loans held for investment	-	-	-	(610)	-	(610)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	146,319	-	146,319
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	46,335	-	46,335
Principal receipts on loans held for investment	-	-	-	93	-	93
Net change in restricted cash reserved for lending activities	-	-	-	(42,275)	-	(42,275)
Cash collateral posted for total return swap	-	-	-	(25,000)	-	(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash (used in) provided by investing activities	$(248,071)	$297,992	$(154,931)	$(3,546)	$106,275	$(2,281)

Cash flows from financing activities:
Proceeds from issuance of note payable	126,547	-	-	-	(126,547)	-
Repayment of asset-backed securities issued	-	-	-	(14,423)	-	(14,423)
Distributions and distribution equivalents paid on common shares and RSUs	(3,997)	-	-	-	-	(3,997)
Capital contributions of parent	116,360	(172,785)	112,957	-	(56,532)	-
Capital contributions of redeemable non-controlling interest holders	-	-	435	-	-	435
Distributions to non-controlling interest shareholders	-	-	(4,884)	-	-	(4,884)
Excess tax benefit related to stock-based compensation	9	-	-	-	-	9
Net cash provided by (used in) financing activities	$238,919	$(172,785)	$108,508	$(14,423)	$(183,079)	$(22,860)
Net increase (decrease) in cash and cash equivalents	10	8,049	1,795	(75,894)	189	(65,851)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	10	13,557	1,795	19,960	189	35,511

22. Subsequent Events

On July 18, 2016, the Company’s board of directors declared cash distributions of $0.03 per share for the months of July, August and September 2016. The July distribution is payable on August 15, 2016, to shareholders of record as of July 29, 2016. The August distribution is payable on September 15, 2016, to shareholders of record as of August 31, 2016. The September distribution is payable on October 14, 2016, to shareholders of record as of September 30, 2016.

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

As of June 30, 2016 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At June 30, 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2016	December 31, 2015	June 30, 2016		December 31, 2015
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$498,213	$401,906		$5,441		$3,570
Harvest Agriculture Select (2)	132,267	143,983		10,579		17,007
Harvest Technology Partners	43,003	46,343		8,404		10,788
Harvest Financial Partners (2)	14,827	39,732		6,417		7,223
Private Equity Funds:
Harvest Growth Capital LLC	22,694	27,859		1,041		1,205
Harvest Growth Capital LLC II	128,319	124,100		2,757		2,758
Harvest Intrexon Enterprise Fund	245,156	239,531		1,500		1,500
Other	3,200	-		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	4,372	5,110		6		19
Loans:
Harvest Capital Credit Corporation	146,779	141,949		N/A		N/A
HCS and HCAP Advisors Totals	$1,238,830	$1,170,513		$36,145		$44,070

CLOs Managed by JMPCA:
CLO I (3)	290,200	331,740		N/A		N/A
CLO II (3)	331,711	332,243		N/A		N/A
CLO III (3)	361,269	360,781		N/A		N/A
Assets Referenced in TRS (5)	100,763	108,078		N/A		N/A
JMPCA Totals	$1,083,943	$1,132,842	$	N/A	$	N/A

JMP Group LLC Totals	$2,322,773	$2,303,355		$36,145		$44,070

(1)

For hedge funds, funds of funds, HGC, HGC II, and Other, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”), assets under management represent the commitment amount that is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Agriculture Select (“HAS”), and Harvest Financial Partners (“HFP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at June 30, 2016 and December 31, 2015.
(4)	JMP Masters began the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.
(5)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	93,000	9,439	-	102,439
Redemptions	(59,964)	-	(786)	(60,750)
Distributions from realization event	-	(27)	-	(27)
Appreciation	23,310	(1,533)	48	21,825
AUM at June 30, 2016	$688,310	$399,369	$4,372	1,092,051

	Funds Managed by HCS
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Contributions	56,755	6,617	-	63,372
Redemptions	(108,922)	-	(2,994)	(111,916)
Distributions from realization event	-	(139)	-	(139)
Appreciation	(10,077)	11,322	6,871	8,116
AUM at June 30, 2015	$657,999	148,859	45,207	852,065

AUM related to hedge funds, private equity funds and funds of funds increased $63.5 million, or 6.2%, from $1,028.6 million at December 31, 2015 to $1,092.1 million at June 30, 2016. This increase was primarily attributed to capital contributions of $102.4 million in the hedge funds and private equity funds managed by HCS, and appreciation of $21.8 million in the funds managed by HCS, partially offset by redemptions of $60.8 million related to funds managed by HCS.

AUM related to hedge funds, private equity funds and funds of funds decreased $40.5 million, or 4.5%, from $892.6 million at December 31, 2014 to $852.1 million at June 30, 2015. This decrease was primarily attributed to redemptions of $108.9 million related to hedge funds managed by HCS, partially offset by capital contributions of $56.8 million in these funds.

(In thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1), (2)	$-	-	-	$(472)	105	-
Harvest Small Cap Partners	92	1,894	860	105	1,612	5
Harvest Agriculture Select (1)	(73)	320	-	85	296	10
Harvest Technology Partners	(110)	83	-	652	79	13
Harvest Financial Partners	(35)	36	-	20	85	10
Private Equity Funds:
Harvest Growth Capital LLC	(163)	-	-	(43)	-	-
Harvest Growth Capital II LLC	(1)	246	-	307	281	-
Harvest Intrexon Enterprise Fund	(8)	613	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	-	4	-	5	103	4
REITs:
New York Mortgage Trust	-	-	-	-	-	748
Loans:
Harvest Capital Credit Corporation	N/A	739	589	N/A	650	547
CLOs and TRS:
CLO I (3)	N/A	408	-	N/A	494	-
CLO II (3)	N/A	415	-	N/A	414	-
CLO III (3)	N/A	200	-	N/A	199	-
Assets Referenced in TRS (4)	N/A	62		N/A	22	-
Totals	$(298)	$5,020	$1,449	$659	$4,340	$1,337

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015. JMP Masters began the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.

(3)	Revenues earned from CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

(In thousands)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1), (2)	$-	-	-	$(977)	$285	$-
Harvest Small Cap Partners	288	3,687	5,514	(18)	3,632	(7)
Harvest Agriculture Select (1)	(181)	633	-	889	536	116
Harvest Technology Partners	(179)	167	-	1,258	153	16
Harvest Financial Partners	(335)	103	-	37	115	11
Private Equity Funds:
Harvest Growth Capital LLC	(169)	-	-	(59)	(6)	-
Harvest Growth Capital II LLC	(1)	492	-	304	563	-
Harvest Intrexon Enterprise Fund	(15)	1,257	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	11	21	-	11	209	14
REITs:
New York Mortgage Trust	-	-	-	-	-	1,197
Loans:
Harvest Capital Credit Corporation	N/A	1,481	1,126	N/A	1,263	907
CLOs and TRS:
CLO I (3)	N/A	840	-	N/A	1,000	-
CLO II (3)	N/A	830	-	N/A	829	-
CLO III (3)	N/A	402	-	N/A	380	-
Assets Referenced in TRS (4)	N/A	125	-	N/A	22	-
Totals	$(581)	$10,038	$6,640	$1,445	$8,981	$2,254

(1)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015. JMP Masters began the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.

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

Non-controlling Interest

Non-controlling interest for both the six months ended June 30, 2016 and 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change from 2015 to 2016		Six Month Change from 2015 to 2016
	2016	2015	2016	2015	$	%	$	%
Revenues
Investment banking	$8,375	$21,331	$26,671	$42,025	$(12,956)	-60.7%	$(15,354)	-36.5%
Brokerage	5,811	6,404	11,906	12,469	(593)	-9.3%	(563)	-4.5%
Asset management fees	5,588	4,721	14,914	9,383	867	18.4%	5,531	58.9%
Principal transactions	6,632	2,857	7,562	6,601	3,775	132.1%	961	14.6%
Loss on sale, payoff and mark-to-market of loans	(533)	(1,132)	(909)	(1,710)	599	52.9%	801	-46.8%
Net dividend income	243	256	506	447	(13)	-5.1%	59	13.2%
Other income	46	62	272	802	(16)	-25.8%	(530)	-66.1%
Non-interest revenues	26,162	34,499	60,922	70,017	(8,337)	-24.2%	(9,095)	-13.0%

Interest income	12,124	12,801	24,525	25,578	(677)	-5.3%	(1,053)	-4.1%
Interest expense	(8,110)	(7,386)	(16,085)	(14,674)	(724)	9.8%	(1,411)	9.6%
Net interest income	4,014	5,415	8,440	10,904	(1,401)	-25.9%	(2,464)	22.6%

(Provision) reversal for loan losses	(453)	545	(1,084)	488	(998)	-183.1%	(1,572)	-322.1%

Total net revenues after provision for loan losses	29,723	40,459	68,278	81,409	(10,736)	-26.5%	(13,131)	-16.1%

Non-interest expenses
Compensation and benefits	20,681	27,524	48,106	54,588	(6,843)	-24.9%	(6,482)	-11.9%
Administration	2,014	2,293	3,832	3,985	(279)	-12.2%	(153)	-3.8%
Brokerage, clearing and exchange fees	813	814	1,574	1,612	(1)	-0.1%	(38)	-2.4%
Travel and business development	1,238	1,295	2,529	2,233	(57)	-4.4%	296	13.3%
Communication and technology	1,044	982	2,060	1,952	62	6.3%	108	5.5%
Professional fees	1,053	1,040	2,126	2,014	13	1.3%	112	5.6%
Other	1,794	1,874	3,683	3,443	(80)	-4.3%	240	7.0%
Total non-interest expenses	28,637	35,822	63,910	69,827	(7,185)	-20.1%	(5,917)	-8.5%
Income before income tax expense	1,086	4,637	4,368	11,582	(3,551)	76.6%	(7,214)	62.3%
Income tax (benefit) expense	(246)	(2,864)	(196)	4,136	2,618	91.4%	(4,332)	104.7%
Net income	1,332	7,501	4,564	7,446	(6,169)	-82.2%	(2,882)	38.7%
Less: Net income attributable to non-controlling interest	1,659	1,675	3,088	3,512	(16)	-1.0%	(424)	12.1%
Net income (loss) attributable to JMP Group LLC	$(327)	$5,826	$1,476	$3,934	$(6,153)	105.6%	$(2,458)	62.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Overview

Total net revenues after provision for loan losses decreased $10.8 million, or 26.5%, from $40.5 million for the quarter ended June 30, 2015 to $29.7 million for the quarter ended June 30, 2016, resulting from a decline in non-interest revenues of $8.3 million, a decline in net interest income of $1.4 million, and an increase in provision for loan losses of $1.0 million.

Non-interest revenues decreased $8.3 million, or 24.2%, from $34.5 million for the quarter ended June 30, 2015 to $26.2 million in the same period in 2016. This decrease was primarily driven by a $13.0 million decline in investment banking, partially offset by a $3.8 million increase in principal transactions.

Provision for loan losses increased $1.0 million from a $0.5 million reversal for the quarter ended June 30, 2015 to $0.5 million for the quarter ended June 30, 2016.

Total non-interest expenses decreased $7.2 million, or 20.1%, from $35.8 million for the quarter ended June 30, 2015 to $28.6 million for the quarter ended June 30, 2016, primarily due to a $6.8 million decline in compensation and benefits.

Net income attributable to JMP Group LLC decreased $6.2 million, or 105.6%, from $5.8 million after an income tax benefit of $2.9 million for the quarter ended June 30, 2015 to a $0.3 million loss after income tax benefit of $0.2 million for the quarter ended June 30, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Overview

Total net revenues after provision for loan losses decreased $13.1 million, or 16.1%, from $81.4 million for the six months ended June 30, 2015 to $68.3 million for the six months ended June 30, 2016, resulting from a decline in non-interest revenues of $9.1 million, a decline in net interest income of $2.5 million, and an increase in provision for loan losses of $1.6 million.

Non-interest revenues decreased $9.1 million, or 13.0%, from $70.0 million for the six months ended June 30, 2015 to $60.9 million in the same period in 2016. This decrease was primarily driven by a $15.4 million decline in investment banking, partially offset by a $5.5 million increase in principal transactions.

Provision for loan losses increased $1.6 million from a $0.5 million reversal for the six months ended June 30, 2015 to $1.1 million for the six months ended June 30, 2016.

Total non-interest expenses decreased $5.9 million, or 8.5%, from $69.8 million for the six months ended June 30, 2015 to $63.9 million for the six months ended June 30, 2016, primarily due to a $6.5 million decline in compensation and benefits.

Net income attributable to JMP Group LLC decreased $2.9 million, or 62.5%, from $3.9 million after income tax expense of $4.1 million for the six months ended June 30, 2015 to $1.5 million after income tax benefit of $0.2 million for the six months ended June 30, 2016.

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

(iii)	reverses property depreciation expense resulting from commercial real estate investments;

(iv)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(v)	presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs;

(vi)	excludes general loan loss reserves on certain CLOs; and

(vii)

assumes a combined federal, state and local income tax rate of 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes. For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2016
(In thousands)	Broker-Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$8,375	$-	$8,375	$-	$-	$8,375
Brokerage	5,811	-	5,811	-	-	5,811
Asset management related fees	-	6,246	6,246	36	(1,298)	4,984
Principal transactions	-	-	-	8,216	-	8,216
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(305)	-	(305)
Net dividend income	-	-	-	143	-	143
Net interest income	-	-	-	2,003	-	2,003
Provision for loan losses	-	-	-	(824)	-	(824)
Adjusted net revenues	14,186	6,246	20,432	9,269	(1,298)	28,403

Non-interest expenses
Non-interest expenses	16,306	5,855	22,161	6,250	(1,298)	27,113

Operating pre-tax net income	(2,120)	391	(1,729)	3,019	-	1,290

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	(805)	149	(656)	(622)	-	(1,278)

Operating net income (loss)	$(1,315)	$242	$(1,073)	$3,641	$-	$2,568

	Three Months Ended June 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$21,331	$-	$21,331	$-	$-	$21,331
Brokerage	6,404	-	6,404	-	-	6,404
Asset management related fees	-	5,662	5,662	(21)	(1,427)	4,214
Principal transactions	1,135	-	1,135	1,920	-	3,055
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(809)	-	(809)
Net dividend income	-	-	-	255	-	255
Net interest income	-	-	-	3,134	-	3,134
Provision for loan losses	-	-	-	696	-	696
Adjusted net revenues	28,870	5,662	34,532	5,175	(1,427)	38,280

Non-interest expenses
Non-interest expenses	24,124	5,146	29,270	4,304	(1,427)	32,147

Operating pre-tax net income	4,746	516	5,262	871	-	6,133

Income tax expense (assumed rate of 38% for Operating Platforms)	1,803	196	1,999	(716)	-	1,283

Operating net income	$2,943	$320	$3,263	$1,587	$-	$4,850

	Six Months Ended June 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$26,671	$-	$26,671	$-	$-	$26,671
Brokerage	11,906	-	11,906	-	-	11,906
Asset management related fees	-	16,422	16,422	123	(2,635)	13,910
Principal transactions	-	-	-	9,070	-	9,070
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(667)	-	(667)
Net dividend income	-	-	-	567	-	567
Net interest income	-	-	-	4,374	-	4,374
Provision for loan losses	-	-	-	(812)	-	(812)
Adjusted net revenues	38,577	16,422	54,999	12,655	(2,635)	65,019

Non-interest expenses
Non-interest expenses	38,305	15,297	53,602	10,549	(2,635)	61,516

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	272	1,125	1,397	2,106	-	3,503

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	104	427	531	(1,754)	-	(1,223)

Operating net income	$168	$698	$866	$3,860	$-	$4,726

	Six Months Ended June 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$42,025	$-	$42,025	$-	$-	$42,025
Brokerage	12,469	-	12,469	-	-	12,469
Asset management related fees	-	12,033	12,033	(20)	(2,889)	9,124
Principal transactions	1,135	-	1,135	4,838	-	5,973
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,199)	-	(1,199)
Net dividend income	-	-	-	446	-	446
Net interest (expense) income	-	-	-	6,342	-	6,342
Provision for loan losses	-	-	-	698	-	698
Adjusted net revenues	55,629	12,033	67,662	11,105	(2,889)	75,878

Non-interest expenses
Non-interest expenses	46,324	10,923	57,247	9,058	(2,889)	63,416

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	9,305	1,110	10,415	2,047	-	12,462

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	3,535	421	3,956	(1,475)	-	2,481

Adjusted operating net income	$5,770	$689	$6,459	$3,522	$-	$9,981

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three and six months ended June 30, 2015 and 2016.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating net income	$2,568	$4,850	$4,726	$9,981
Addback of Segment Income tax expense (benefit)	(1,278)	1,283	(1,223)	2,481
Total Segments operating pre-tax net income	$1,290	$6,133	$3,503	$12,462
Subtract / (Add back)
Share-based compensation expense	233	1,190	700	2,271
Deferred compensation program accounting adjustment	435	1,669	(80)	2,738
Net unrealized loss on strategic equity investments and warrants.	(435)	188	(764)	(832)
General loan loss reserve for the CLOs	(440)	124	(33)	215
Depreciation of commercial real estate in underlying investments	2,070	-	2,400	-
Total Consolidation Adjustments and Reconciling Items	1,863	3,171	2,223	4,392
Consolidated pre-tax net income attributable to JMP Group LLC	$(573)	$2,962	$1,280	$8,070

Income tax expense	(246)	(2,864)	(196)	4,136
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(327)	$5,826	$1,476	$3,934

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $13.0 million, or 60.7%, from $21.3 million for the quarter ended June 30, 2015 to $8.4 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 52.7% for the quarter ended June 30, 2015 to 28.2% for the quarter ended June 30, 2016.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	8	$2,750	27	$14,933	(19)	$(12,183)	-81.6%
Debt and convertible securities	7	769	6	3,502	1	(2,733)	-78.0%
Private capital markets and other	1	600	0	75	1	525	700.0%
Strategic advisory	5	4,255	2	2,822	3	1,433	50.8%
Total transactions	21	$8,374	35	$21,332	(14)	$(12,958)	-60.7%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues for both the quarters ended June 30, 2015 and June 30, 2016. The decrease was driven by a reduction in the number of executed transactions, in addition to a 35% decline in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from five to zero for the quarters ended June 30, 2015 and June 30, 2016, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.6 million, from $6.4 million for the quarter ended June 30, 2015 to $5.8 million for the same period in 2016. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 15.8% for the quarter ended June 30, 2015 to 19.6% for the quarter ended June 30, 2016. On an operating basis, brokerage revenues were 16.7% and 20.5% for the quarters ended June 30, 2015 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2016	2015
Base management fees:
Fees reported as asset management fees	$4,140	$3,419
Less: Non-controlling interest in HCAP Advisors	(363)	(319)
Total base management fees	3,777	3,100

Incentive fees:
Fees reported as asset management fees	$1,448	$1,302
Less: Non-controlling interest in HCAP Advisors	(287)	(250)
Total incentive fees	1,161	1,052

Other fee income:
Fundraising and other income:	$46	$62
Total other fee income	46	62

Asset management related fees:
Fees reported as asset management fees	$5,588	$4,721
Fees reported as other income	46	62
Less: Non-controlling interest in HCAP Advisors	(650)	(569)
Total Segment asset management related fee revenues	$4,984	$4,214

Fees reported as asset management fees were $4.7 million and $5.6 million for the quarters ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 11.7% for the quarter ended June 30, 2016 to 18.8% for the quarter ended June 30, 2015. Fees reported as other income were $0.1 million and $46 thousand for the quarters ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income were 0.2% for both the quarters ended June 30, 2015 and 2016.

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

Total segment asset management related fee revenue increased $0.8 million, from $4.2 million for the quarter ended June 30, 2015 to $5.0 million for the quarter ended June 30, 2016, which was primarily attributed to the $0.7 million increase in base management fees. The increase was driven by $0.6 million in management fees related to Harvest Intrexon Enterprise Fund, which launched in 2015. On an operating basis, asset management related fees were 11.0% and 17.5% for the quarters ended June 30, 2016 and 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $3.7 million from $2.9 million for the quarter ended June 30, 2015 to $6.6 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 7.1% for the quarter ended June 30, 2015 and 22.3% for the quarter ended June 30, 2016.

Total segment principal transaction revenues increased $5.1 million, from $3.1 million for the quarter ended June 30, 2015 to $8.2 million for the same period in 2016. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2015 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended June 30,
(In thousands)	2016	2015

Equity and other securities excluding non-controlling interest	$(147)	$145
Warrants and other investments	8,696	2,242
Investment partnerships	(333)	668
Total Segment principal transaction revenues	8,216	3,055
Operating adjustment addbacks	(1,584)	(198)
Total principal transaction revenues	$6,632	$2,857

The increase primarily reflects additional income from warrants and other investments, partially offset by declines in revenues from our investment partnerships and equity and other securities. Revenues from warrants and other investments increased by $6.5 million, primarily driven by a $6.0 million gain, recognized on the sale of our investment in RiverBanc LLC, the manager of a real estate investment platform, a $1.1 million increase related to the Total Return Swap derivative, and a $0.8 million gain related to a real estate investment, partially offset by a decline of $1.3 million related to corporate finance warrant gains earned in 2015. Revenues from investment partnerships decreased $1.0 million, from $0.7 million for the quarter ended June 30, 2015 to a $0.3 million loss for the same period in 2016, primarily driven by a $0.7 million decrease in Harvest Technology Partners, $0.1 million decline in our investment in Harvest Agriculture Select funds, partially offset by a $0.4 million increase in HOP II due to the fund’s closure in July 2015. In addition, revenues from equity and other securities decreased from $0.1 million for the quarter ended June 30, 2015 to a $0.1 million loss for the same period in 2016. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 8.0% for the quarter ended June 30, 2015 to 28.9% for the quarter ended June 30, 2016.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was incurred in our Corporate segment. Loss on sale and payoff of loans decreased from $1.1 million for the quarter ended June 30, 2015 to $0.5 million for the quarter ended June 30, 2016. On a segment basis, loss on sale and payoff of loans was $0.3 million and $0.8 million for the quarters ended June 30, 2016 and 2015, respectively.

Net Dividend Income

Net dividend income was $0.3 million and $0.2 million for the quarters ended June 30, 2015 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2016	2015
CLO I loan contractual interest income	$2,534	$3,234
CLO I ABS issued contractual interest expense	(1,116)	(986)
Net CLO I contractual interest	1,418	2,248

CLO II loan contractual interest income	$4,097	$4,130
CLO II ABS issued contractual interest expense	(1,998)	(1,700)
Net CLO II contractual interest	2,099	2,430

CLO III loan contractual interest income	$4,584	$4,578
CLO III ABS issued contractual interest expense	(2,410)	(2,108)
Net CLO III contractual interest	2,174	2,470

Bond Payable interest expense	(1,900)	(2,272)

Less: Non-controlling interest in CLOs	(2,011)	(2,281)

Other interest income	223	539

Total Segment net interest income	$2,003	$3,134

Non-controlling interest in CLOs	2,011	2,281

Total net interest income (expense)	$4,014	$5,415

Net interest income decreased $1.4 million, from $5.4 million for the quarter ended June 30, 2015 to $4.0 million for the quarter ended June 30, 2016. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the quarter ended June 30, 2016 compared to the same period in 2015. The decrease in interest earned at CLO II and CLO III is due to rising Libor increasing the cost of the liabilities but, because of Libor floors, not increasing the interest income. As a percentage of total net revenues after provision for loan losses, net interest income was 13.4% for the quarter ended June 30, 2015 and 13.5% for the quarter ended June 30, 2016.

Total segment net interest income decreased from $3.1 million for the quarter ended June 30, 2015 to $2.0 million for the quarter ended June 30, 2016. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 8.2% and 7.1% for the quarters ended June 30, 2015 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,534		$260,851	5.73%	0.62%	5.11%
CLO I ABS issued contractual interest expense	(1,116)		(281,446)	1.78%	0.62%	1.16%
CLO II loan contractual interest income	4,097		323,953	5.00%	0.63%	4.37%
CLO II ABS issued contractual interest expense	(1,998)		(316,258)	2.50%	0.63%	1.87%
CLO III loan contractual interest income	4,584		353,111	5.14%	0.63%	4.51%
CLO III warehouse/ABS issued contractual interest expense	(2,410)		(332,100)	2.87%	0.63%	2.24%
Net CLO contractual interest	$5,691	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,234		$350,000	3.66%	0.27%	3.39%
CLO I ABS issued contractual interest expense	(986)		(364,242)	1.22%	0.27%	0.95%
CLO II loan contractual interest income	4,130		327,667	4.99%	0.27%	4.72%
CLO II ABS issued contractual interest expense	(1,700)		(317,778)	2.14%	0.27%	1.87%
CLO III loan contractual interest income	4,578		351,087	5.16%	0.27%	4.89%
CLO III warehouse/ABS issued contractual interest expense	(2,108)		(332,100)	2.51%	0.27%	2.24%
Net CLO contractual interest	$7,148	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended June 30,
	2016	2015

CLO related provision	$(10)	$545
Non-CLO related provision	(443)	-
Provision for Loan Losses	$(453)	$545

Less: General reserves related to CLO II and CLO III, and non-controlling interest	(371)	151

Segment Provision for Loan Losses	$(824)	$696

Provision for loan losses increased $1.0 million, from a $0.5 million reversal for the quarter ended June 30, 2015 to $0.5 million for the same period in 2016. $0.5 million of the increase relates to an allowance placed on our loan held for investment in the second quarter of 2016. The remaining $0.5 million of the increase primarily was attributed to the adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. As a percent of net revenues after provision for loan losses, provision for loan losses were 1.3% for the quarter ended June 30, 2015 and 1.5% for the quarter ended June 30, 2016.

Total segment provision for loan losses increased from $0.7 million for the quarter ended June 30, 2015 to $0.8 million for the quarter ended June 30, 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2015 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 1.8% and 2.9% for the quarters ended June 30, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $6.8 million, or 24.9%, from $27.5 million for the quarter ended June 30, 2015 to $20.7 million for the quarter ended June 30, 2016.

Employee payroll, taxes and benefits, and consultant fees were $11.0 million and $10.9 million for the quarters ended June 30, 2015 and 2016, respectively. Performance-based bonus and commission decreased $5.8 million from $14.2 million for the quarter ended June 30, 2015 to $8.4 million for the quarter ended June 30, 2016. The decrease was primarily attributed to a new commission plan that was implemented in the third quarter of 2015.

Equity-based compensation was $2.4 million and $1.3 million for the quarters ended June 30, 2015 and 2016, respectively. The equity-based compensation included a $0.5 million decline in share options and share appreciation rights and a $0.6 million decline related to RSUs.

Compensation and benefits as a percentage of revenues increased from 68.0% of total net revenues after provision for loan losses for the quarter ended June 30, 2015 to 69.6% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $4.7 million from $24.4 million for the quarter ended June 30, 2015 to $19.7 million for the quarter ended June 30, 2016. As a percent of total segment net revenues, compensation and benefits were 63.8% and 69.3% for the quarters ended June 30, 2015 and 2016, respectively.

Administration

Administration expense decreased $0.3 million, from $2.3 million for the quarter ended June 30, 2015 to $2.0 million for the quarter ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.7% for the quarter ended June 30, 2015 to 6.8% for the same period in 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended June 30, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.0% for the quarter ended June 30, 2015 to 2.7% for the same period in 2016.

Travel and Business Development

Travel and business development expenses decreased $0.1 million, from $1.3 million for the quarter ended June 30, 2015 to $1.2 million for the quarter ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 3.2% and 4.2% for the quarters ended June 30, 2015 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.0 million for both the quarters ended June 30, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.4% for the quarter ended June 30, 2015 to 3.5% for the same period in 2016.

 Professional Fees

Professional fees increased $0.1 million from $1.0 million for the quarter ended June 30, 2015 to $1.1 million for the quarter ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.6% for the quarter ended June 30, 2015 to 3.5% for the same period in 2016.

Other Expenses

Other expenses decreased $0.1 million, or 4.3%, from $1.9 million for the quarter ended June 30, 2015 to $1.8 million for the quarter ended June 30, 2016. The decrease was attributed to a $0.1 million increase in depreciation, offset by a $0.2 million decline in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 4.6% and 6.0% for the quarters ended June 30, 2015 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest was $1.7 million for both the quarters ended June 30, 2015 and 2016. Non-controlling interest for the quarters ended June 30, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended June 30, 2016 and 2015, we recorded income tax benefit of $0.2 million and $2.9 million, respectively. The $2.7 million reduction in income tax benefit for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to a change in estimate of a tax position in the prior year, triggered by the Reorganization Transaction.

For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term. Segment income tax expense decreased $2.7 million, from $1.4 million for the quarter ended June 30, 2015 to a $1.3 million benefit for the quarter ended June 30 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $15.3 million, or 36.5%, from $42.0 million for the six months ended June 30, 2015 to $26.7 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 103.9% for the six months ended June 30, 2015 to 89.7% for the same period ended June 30, 2016.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	18	$8,974	61	$31,528	(43)	$(22,554)	-71.5%
Debt and convertible securities	7	819	11	4,359	(4)	(3,540)	-81.2%
Private capital markets and other	1	604	1	622	0	(18)	-2.9%
Strategic advisory	9	16,274	6	5,516	3	10,758	195.0%
Total cash flows	35	$26,671	79	$42,025	(44)	$(15,354)	-36.5%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues for both the six months ended June 30, 2015 and June 30, 2016. The decrease was driven by a reduction in the number of executed transactions, partially offset by a 43% increase in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from nine to zero for the six months ended June 30, 2015 and June 30, 2016, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $12.5 million and $11.9 million for the six months ended June 30, 2015 and 2016, respectively. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 30.8% for the six months ended June 30, 2015 to 40.1% for the six months ended June 30, 2016. On an operating basis, brokerage revenues were 16.4% and 18.3% for the six months ended June 30, 2015 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2016	2015
Base management fees:
Fees reported as asset management fees	$8,274	$7,129
Fees earned at HGC, HGC II and HCC LLC	(726)	(618)
Total base management fees	7,548	6,511

Incentive fees:
Fees reported as asset management fees	$6,640	$2,254
Fees earned at HGC, HGC II and HCC LLC	(550)	(444)
Total incentive fees	6,090	1,810

Other fee income:
Fundraising and other income:	$272	$802
Total other fee income	272	802

Asset management related fees:
Fees reported as asset management fees	$14,914	$9,383
Fees reported as other income	272	802
Fees earned at HGC, HGC II and HCC LLC	(1,276)	(1,062)
Total Segment asset management related fee revenues	$13,910	$9,123

Consolidation adjustment	1,276	1,062

Adjusted total asset management related fees:	$15,186	$10,185

Fees reported as asset management fees were $9.4 million and $14.9 million for the six months ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 23.2% for the six months ended June 30, 2015 to 50.2% for the same period in 2016. Fees reported as other income were $0.8 million and $0.3 million for the six months ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income decreased from 2.0% for the six months ended June 30, 2015 to 0.9% for the same period in 2016.

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

Total segment asset management related fee revenue increased $4.8 million, from $9.1 million for the six months ended June 30, 2015 to $13.9 million for the same period ended June 30, 2016, which was primarily attributed to the $4.3 million increase in incentive fees. The increase in incentive fees was driven by a $5.5 million increase related to incentives in Harvest Small Cap Partners, partially offset by $1.2 million in incentive fees earned from NYMT in 2015. Total base management fee increased $1.0 million, from $6.5 million for the six months ended June 30, 2015 to $7.5 million for the same period in 2016, driven by $1.3 million earned at Harvest Intrexon Enterprise Fund, which launched in 2015. Other fee income decreased from $0.8 million for the six months ended June 30, 2015 to $0.3 million for the same period in 2016. On an operating basis, asset management related fees were 21.4% and 12.0% for the six months ended June 30, 2016 and 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $1.0 million from $6.6 million for the six months ended June 30, 2015 to $7.6 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 16.3% for the six months ended June 30, 2015 and 25.4% for the same period in 2016.

Total segment principal transaction revenues increased $3.1 million, from $6.0 million for the six months ended June 30, 2015 to $9.1 million for the same period in 2016. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2015 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Six Months Ended June 30,
	2016	2015

Equity and other securities excluding non-controlling interest	$(488)	$772
Warrants and other investments	10,242	3,621
Investment partnerships	(684)	1,580
Total Segment principal transaction revenues	9,070	5,973
Operating adjustment addbacks	(1,508)	628
Total principal transaction revenues	$7,562	$6,601

The increase primarily reflects additional revenue from warrants and other investments. Revenues from warrants and other investments increased by $6.6 million, primarily driven by the $6.0 million gain, recognized on the sale of our investment in RiverBanc LLC, the manager of a real estate investment platform, a $1.7 million gain related to the Total Return Swap derivative, and a $1.3 million gain related to a real estate investment, partially offset by a $1.3 million decline in gains related to corporate finance warrants earned in 2015. Revenues from investment partnerships decreased $2.3 million, from $1.6 million for the six months ended June 30, 2015 to a $0.7 million loss for the same period in 2016, primarily driven by a $1.4 million decrease in Harvest Technology Partners, a $1.0 million decline in our investment in Harvest Agriculture Select funds, partially offset by a $0.8 million increase in HOP II due to the fund’s closure in July 2015. In addition, revenues from equity and other securities decreased $1.3 million, from $0.8 million for the six months ended June 30, 2015 to a $0.5 million loss for the same period in 2016. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 7.9% for the six months ended June 30, 2015 to 13.9% for the six months ended June 30, 2016.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was incurred in our Corporate segment. Loss on sale and payoff of loans decreased from $1.7 million for the six months ended June 30, 2015 to $0.9 million for the six months ended June 30, 2016, respectively. On a segment basis, loss on sale and payoff of loans was $1.2 million and $0.7 million for the six months ended June 30, 2015 and 2016.

Net Dividend Income

Net dividend income was $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2016	2015
CLO I loan contractual interest income	$5,390	$6,628
CLO I ABS issued contractual interest expense	(2,176)	(1,951)
Net CLO I contractual interest	3,214	4,677

CLO II loan contractual interest income	$8,202	$8,205
CLO II ABS issued contractual interest expense	(3,956)	(3,383)
Net CLO II contractual interest	4,246	4,822

CLO III loan contractual interest income	$9,179	$9,174
CLO III ABS issued contractual interest expense	(4,761)	(4,179)
Net CLO III contractual interest	4,418	4,995

Bond Payable interest expense	(3,813)	(4,545)

Less: Non-controlling interest in CLOs	(4,066)	(4,562)

Other interest income	375	955

Total Segment net interest income	$4,374	$6,342

Non-controlling interest in CLOs	4,066	4,562

Total net interest income (expense)	$8,440	$10,904

Net interest income decreased $2.5 million from $10.9 million for the six months ended June 30, 2015 to $8.4 million for the same period ended 2016. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in interest earned at CLO II and CLO III is due to rising Libor increasing the cost of the liabilties but, because of Libor floors, not increasing the interest income. As a percentage of total net revenues after provision for loan losses, net interest income was 27.0% for the six months ended June 30, 2015 and 28.4% for the same period in 2016.

Total segment net interest income decreased from $6.3 million for the six months ended June 30, 2015 to $4.4 million for the same period in 2016. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 8.4% and 6.7% for the six months ended June 30, 2015 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$5,390		$281,526	4.53%	0.55%	3.98%
CLO I ABS issued contractual interest expense	(2,176)		(291,690)	1.68%	0.55%	1.13%
CLO II loan contractual interest income	8,202		323,248	5.02%	0.60%	4.42%
CLO II ABS issued contractual interest expense	(3,956)		(316,448)	2.47%	0.60%	1.87%
CLO III loan contractual interest income	9,179		352,098	5.16%	0.59%	4.57%
CLO III ABS issued contractual interest expense	(4,761)		(332,100)	2.84%	0.59%	2.25%
Net CLO contractual interest	$11,878	$	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$6,628		$360,438	3.66%	0.24%	3.42%
CLO I ABS issued contractual interest expense	(1,951)		(367,669)	1.20%	0.24%	0.96%
CLO II loan contractual interest income	8,205		328,424	4.97%	0.26%	4.71%
CLO II ABS issued contractual interest expense	(3,383)		(317,968)	2.13%	0.26%	1.87%
CLO III loan contractual interest income	9,174		355,288	5.17%	0.26%	4.91%
CLO III ABS issued contractual interest expense	(4,179)		(332,100)	2.50%	0.26%	2.24%
Net CLO contractual interest	$14,494	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Six Months Ended June 30,
	2016	2015

CLO related provision	$(641)	$488
Non-CLO related provision	(443)	-
Provision for Loan Losses	$(1,084)	$488

Less: General reserves related to CLO II and CLO III, and non-controlling interest	272	210

Segment Provision for Loan Losses	$(812)	$698

Provision for loan losses increased $1.6 million, from a $0.5 million reversal for the six months ended June 30, 2015 to $1.0 million for the same period in 2016. $0.5 million of the increase relates to an allowance placed on our loan held for investment in the second quarter of 2016. The remaining increase primarily was attributed to the adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. As a percent of net revenues after provision for loan losses, provision for loan losses were 1.2% for the six months ended June 30, 2015 and negative 3.6% for the same period ended 2016.

Total segment provision for loan losses increased from $0.7 million reversal for the six months ended June 30, 2015 to $0.8 million for the six months ended June 30, 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2015 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.9% and 1.2% for the six months ended June 30, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $6.8 million, or 11.9%, from $54.6 million for the six months ended June 30, 2015 to $48.1 million for the same period ended June 30, 2016.

Employee payroll, taxes and benefits, and consultant fees were $23.0 million and $23.2 million for the six months ended June 30, 2015 and 2016, respectively. Performance-based bonus and commission decreased $4.9 million from $27.2 million for the six months ended June 30, 2015 to $22.3 million for the same period in 2016. The decrease was primarily attributed to a new commission plan that was implemented in the third quarter of 2015.

Equity-based compensation was $4.4 million and $2.5 million for the six months ended June 30, 2015 and 2016, respectively. The equity-based compensation included a $1.0 million decline in share options and share appreciation rights and a $0.9 million decline related to RSUs.

Compensation and benefits as a percentage of revenues increased from 134.9% of total net revenues after provision for loan losses for the six months ended June 30, 2015 to 161.8% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $2.5 million from $49.3 million for the six months ended June 30, 2015 to $46.8 million for the same period ended June 30, 2016. As a percent of total segment net revenues, compensation and benefits were 67.1% and 72.0% for the six months ended June 30, 2015 and 2016, respectively.

Administration

Administration expense decreased $0.2 million, from $4.0 million for the six months ended June 30, 2015 to $3.8 million for the six months ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, administration expense increased from 9.8% for the six months ended June 30, 2015 to 12.9% for the same period in 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.6 million for both the six months ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 4.0% for the six months ended June 30, 2015 to 5.3% for the same period in 2016.

Travel and Business Development

Travel and business development expenses increased $0.3 million, from $2.2 million for the six months ended June 30, 2015 to $2.5 million for the six months ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 5.5% and 8.5% for the six months ended June 30, 2015 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $2.0 million and $2.1 million for the six months ended June 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 4.8% for the six months ended June 30, 2015 to 6.9% for the same period in 2016.

Professional Fees

Professional fees increased $0.1 million from $2.0 million for the six months ended June 30, 2015 to $2.1 million for the six months ended June 30, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 5.0% for the six months ended June 30, 2015 to 7.2% for the same period in 2016.

Other Expenses

Other expenses increased $0.2 million, or 7.0%, from $3.4 million for the six months ended June 30, 2015 to $3.7 million for the six months ended June 30, 2016. The increase was attributed to a $0.1 million increase in occupancy, $0.1 million increase in depreciation, and $0.1 million increase in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 8.5% and 12.4% for the six months ended June 30, 2015 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $3.5 million for the six months ended June 30, 2015 to $3.1 million for the six months ended June 30, 2016. Non-controlling interest for the six months ended June 30, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the six months ended June 30, 2016 and 2015, we recorded income tax benefit of $0.2 million and income tax expense of $4.1 million, respectively. The $4.3 million reduction in income expense for the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to a one-time tax event in the prior year, triggered by the Reorganization Transaction.

For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term. Segment income tax expense decreased $3.7 million, from $2.5 million for the six months ended June 30, 2015 to a $1.2 million tax benefit for the six months ended June 30, 2016.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2016 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2016, we had net liquid assets of $94.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At June 30, 2016 and December 31, 2015, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $6.4 million and $13.3 million, respectively, which represented 0.5% of total assets for both periods.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At June 30, 2016, we had $903.8 million of loans collateralizing asset-backed securities, net, $74.6 million of restricted cash and $2.4 million of interest receivable funded by $888.9 million of asset-backed securities issued, net, and interest payable of $5.6 million. These assets and liabilities represented 81.3% of total assets and 84.5% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at June 30, 2016.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of June 30, 2016.

(Dollars in thousands)	As of June 30, 2016
Range of Outstanding Balance	Number of Loans	Maturity Date			Total Principal
$0 - $500	69	4/2017	-	7/2022	$27,781
$500 - $2,000	373	4/2016	-	6/2023	502,192
$2,000 - $5,000	104	4/2016	-	2/2023	281,820
$5,000 - $10,000	13	1/2017	-	8/2021	96,216
$10,000+	1		12/2020		10,818
Total	560				$918,827

(Dollars in thousands)	As of June 30, 2016
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	17	$25,025	2.7%
Automobile	34	63,636	6.9%
Banking, Finance, Insurance & Real Estate	26	36,259	3.9%
Beverage, Food & Tobacco	25	46,394	5.0%
Broadcasting and Entertainment	2	2,308	0.3%
Capital Equipment	22	29,347	3.2%
Cargo Transport	1	540	0.1%
Chemicals, Plastics & Rubber	20	45,383	4.9%
Construction & Building	14	17,509	1.9%
Consumer Goods: Durable	15	25,974	2.8%
Consumer Goods: Non-durable	6	6,491	0.7%
Containers, Packaging & Glass	21	29,251	3.2%
Diversified/Conglomerate Manufacturing	5	4,776	0.5%
Diversified/Conglomerate Service	7	12,261	1.3%
Ecological	3	3,265	0.4%
Electronics	4	15,683	1.7%
Energy: Electricity, Oil & Gas	21	32,721	3.6%
Environmental Industries	12	16,605	1.8%
Farming & Agriculture	1	1,444	0.2%
Finance	2	7,178	0.8%
Forest Products & Paper	3	5,775	0.6%
Grocery	1	-	0.0%
Healthcare & Pharmaceuticals	30	41,791	4.5%
Healthcare, Education & Childcare	8	16,154	1.8%
High Tech Industries	38	58,700	6.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	3,700	0.4%
Hotel, Motels, Inns, Gaming & Leisure	33	69,095	7.5%
Insurance	2	3,106	0.3%
Leisure, Amusement, Motion Pictures & Entertainment	4	8,547	0.9%
Machinery (Non-Agriculture,Non-Construction & Non-Electronic)	1	694	0.1%
Media, Advertising, Printing & Publishing	6	7,170	0.8%
Media: Broadcasting & Subscription	16	25,122	2.7%
Media: Diversified & Production	3	6,167	0.7%
Mining, Steel, Iron and Non-Precious Metals	14	15,517	1.7%
Personal & Non-Durable Consumer Products	2	9,346	1.0%
Personal Transportation	1	1,953	0.2%
Personal, Food & Misc Services	3	2,533	0.3%
Printing & Publishing	3	14,409	1.6%
Retail	36	58,369	6.4%
Services: Business	35	58,818	6.4%
Services: Consumer	19	35,461	3.9%
Telecommunications	16	22,755	2.5%
Textiles & Leather	1	1,653	0.2%
Transportaion :Consumer	2	3,058	0.3%
Transportation: Cargo	15	16,276	1.8%
Utilities: Electricity, Oil & Gas	7	8,696	0.9%
Wholesale	1	1,912	0.2%
	560	918,827	100%

(Dollars in thousands)	As of June 30, 2016
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	113	$183,061	19.9%
B2	186	292,614	31.9%
B3	85	126,078	13.7%
Ba1	20	61,484	6.7%
Ba2	40	62,675	6.8%
Ba3	68	126,843	13.8%
Baa2	3	5,337	0.6%
Baa3	4	3,444	0.4%
Caa1	33	47,159	5.1%
Caa2	5	5,937	0.7%
Caa3	1	984	0.1%
WR	2	3,211	0.3%
Total	560	$918,827	100%

Other Liquidity Considerations

As of June 30, 2016, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, between JMP Holding LLC and CNB, was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of June 30, 2016.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of June 30, 2016, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2016, was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of June 30, 2016.

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

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made for the first half of 2016.

Date Declared	Record Date	Date Paid	Per Share Amount
10/15/2015	12/31/2015	1/15/2016	$0.040
1/19/2016	1/29/2016	2/15/2016	$0.040
1/19/2016	2/29/2016	3/15/2016	$0.040
1/19/2016	3/31/2016	4/15/2016	$0.040
4/18/2016	4/29/2016	5/13/2016	$0.030
4/18/2016	5/31/2016	6/15/2016	$0.030

During the six months ended June 30, 2016, the Company repurchased 756,751 of the Company’s shares at an average price of $5.33 per share for an aggregate purchase price of $4.0 million. 3,163 repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market. During the six months ended June 30, 2015, the Company did not repurchase any of the Company’s shares.

We had total restricted cash of $75.8 million comprised primarily of $74.6 million of restricted cash at JMP Investment Holdings on June 30, 2016. This balance was comprised of $10.3 million in interest received from loans in the CLOs, and $64.4 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the and funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company’s common shares, halting cash distributions on our common shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $32.6 million and $25.1 million, which were $31.6 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.38 to 1 and 1.25 to 1 at June 30, 2016 and December 31, 2015, respectively.

A condensed table of cash flows for the six months ended June 30, 2016 and 2015 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2015 to 2016
	2016	2015	$	%
Cash flows used in operating activities	$(4,859)	$(40,710)	$35,851	88.1%
Cash flows provided by (used in) investing activities	61,803	(2,281)	64,084	2809.5%
Cash flows used in financing activities	(55,523)	(22,860)	(32,663)	-142.9%
Total cash flows	$1,421	$(65,851)	$67,272	102.2%

Cash Flows for the Six Months Ended June 30, 2016

Cash increased by $1.4 million during the six months ended June 30, 2016, as a result of cash provided by investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities used $4.9 million of cash from the net income of $4.6 million, adjusted for the cash used by operating assets and liabilities of $5.3 million, and provided by non-cash revenue and expense items of $4.2 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $16.9 million, partially offset by a decline in deposits and other assets of $5.2 million and a decline in receivables of $4.2 million.

Our investing activities provided $61.8 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $142.7 million, and principal receipts on loans collateralizing asset-backed securities of $37.7 million, partially offset by $115.2 million funding of loans collateralizing ABS.

Our financing activities used $55.5 million of cash primarily due to $42.5 million repayment of ABS issued, $4.3 million distributions and distribution equivalents paid on common shares and RSUs and $4.3 million distributions to non-controlling shareholders.

Cash Flows for the Six Months Ended June 30, 2015

Cash decreased by $65.9 million during the six months ended June 30, 2015, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $40.8 million of cash from the net income of $7.4 million, adjusted for the cash used by operating assets and liabilities of $50.9 million, and provided by non-cash revenue and expense items of $2.7 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $28.4 million, an increase in marketable securities of $29.4 million, partially offset by a decline in deposits and other assets of $11.2 million.

Our investing activities used $2.2 million of cash primarily due to $136.5 million funding of loans collateralizing asset-backed securities, $25.0 million cash collateral posted for our derivative transaction, partially offset by the sale and payoff of loans collateralizing ABS of $146.3 million, and principal receipts on loans collateralizing ABS of $46.3 million.

Our financing activities used $22.9 million of cash primarily due to $14.4 million repayment of ABS issued, $4.9 million distributions to non-controlling interest shareholders, and $4.0 million distributions and distribution equivalents paid on common shares and RSUs.

 Contractual Obligations

As of June 30, 2016, our aggregate minimum future commitment on our leases was $19.6 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $18.0 million and $15.2 million and standby letters of credit of $1.2 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2016. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2016. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $27.9 million as of June 30, 2016. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $13.8 million as of June 30, 2016. The net potential loss in fair value for our marketable equity securities portfolio as of June 30, 2016, using a hypothetical 10% decline in prices, is estimated to be approximately $1.4 million. In addition, as of June 30, 2016, we have invested $34.9 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2016, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $3.5 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of June 30, 2016, approximately 92.1% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2016 to April 30, 2016	90,919	$5.18	90,919	1,449,675
May 1, 2016 to May 31, 2016	132,961	$5.20	132,961	1,316,714
June 1, 2016 to June 30, 2016	45,454	$5.35	45,454	1,271,260
Total	269,334		269,334

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

Date: August 4, 2016

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).