Form 10-Q
period 2016-09-30
JMP GROUP LLC
filed 2016-11-01
CIK 1302350

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of October 27, 2016: 20,952,222.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$88,668	$68,551
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both September 30, 2016 and December 31, 2015)	124,046	52,572
Receivable from clearing broker	10,952	14,586
Investment banking fees receivable, net of allowance for doubtful accounts of zero at both September 30, 2016 and December 31, 2015, respectively	4,819	5,044
Marketable securities owned, at fair value	21,553	28,493
Incentive fee receivable	320	4,397
Other investments (includes $31,902 and $51,914 measured at fair value at September 30, 2016 and December 31, 2015, respectively)	41,340	68,859
Loans held for investment, net of allowance for loan losses	2,153	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	823,694	969,665
Interest receivable	3,003	3,620
Cash collateral posted for total return swap	25,240	25,000
Fixed assets, net	3,286	3,929
Deferred tax assets	11,059	8,315
Other assets	6,846	15,232
Total assets	$1,166,979	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$8,886	$13,284
Accrued compensation	23,161	39,470
Asset-backed securities issued (net of debt issuance costs of $3,497 and $4,168 at September 30, 2016 and December 31, 2015, respectively)	857,444	930,224
Interest payable	5,961	5,377
Bond payable (net of debt issuance costs of $2,147 and $2,475 at September 30, 2016 and December 31, 2015, respectively)	91,680	91,825
Deferred tax liability	5,192	14,693
Other liabilities	36,586	23,091
Total liabilities	1,028,910	1,117,964

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2016 and December 31, 2015; 20,939,141 and 21,216,258 shares outstanding at September 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	139,946	135,003
Treasury shares at cost, 1,840,911 and 1,497,075 shares at September 30, 2016 and December 31, 2015, respectively	(10,695)	(6,763)
Accumulated deficit	(7,473)	(3,151)
Total JMP Group LLC shareholders' equity	121,801	125,112
Nonredeemable Non-controlling Interest	16,268	27,782
Total equity	138,069	152,894
Total liabilities and equity	$1,166,979	$1,270,858

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$-	$1,311
Restricted cash	122,950	51,220
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	823,694	969,665
Interest receivable	2,125	2,575
Incentive fees receivable	-	990
Other assets	187	2,102
Total assets of consolidated VIEs	$948,956	$1,027,863

Accrued compensation	-	761
Asset-backed securities issued	857,444	930,224
Note payable (1)	-	2,500
Interest payable	4,368	3,781
Other liabilities	1,316	1,360
Total liabilities of consolidated VIEs	$863,128	$938,626

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

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Investment banking	$15,048	$11,918	$41,719	$53,943
Brokerage	5,015	6,046	16,921	18,515
Asset management fees	4,044	6,963	18,958	16,346
Principal transactions	2,764	(1,440)	10,326	5,161
Gain (loss) on sale and payoff of loans	(52)	30	(961)	(1,680)
Net dividend income	230	263	736	710
Other income	262	(279)	534	523
Non-interest revenues	27,311	23,501	88,233	93,518

Interest income	11,472	12,675	35,997	38,253
Interest expense	(8,212)	(7,523)	(24,297)	(22,197)
Net interest income	3,260	5,152	11,700	16,056

(Provision) reversal for loan losses	104	(563)	(980)	(75)

Total net revenues after provision for loan losses	30,675	28,090	98,953	109,499

Non-interest expenses
Compensation and benefits	22,167	21,949	70,273	76,537
Administration	1,808	1,719	5,640	5,704
Brokerage, clearing and exchange fees	734	842	2,308	2,454
Travel and business development	1,019	1,101	3,548	3,334
Communications and technology	1,033	964	3,093	2,916
Occupancy	987	945	2,853	2,719
Professional fees	1,119	1,252	3,245	3,266
Depreciation	312	390	968	831
Other	491	465	1,652	1,693
Total non-interest expenses	29,670	29,627	93,580	99,454
Net income before income tax expense	1,005	(1,537)	5,373	10,045
Income tax expense (benefit)	(597)	(343)	(793)	3,793
Net income (loss)	1,602	(1,194)	6,166	6,252
Less: Net income attributable to nonredeemable non-controlling interest	941	1,797	4,029	5,309
Net income (loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	943

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.03	$(0.14)	$0.10	$0.04
Diluted	$0.03	$(0.14)	$0.10	$0.04

Distributions declared per common share	$0.090	$0.150	$0.300	$0.366

Weighted average common shares outstanding:
Basic	20,946	21,241	21,117	21,230
Diluted	21,901	21,241	21,796	22,864

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$1,602	$(1,194)	$6,166	$6,252
Other comprehensive income	-	-	-	-
Comprehensive income attributable to JMP Group LLC	1,602	(1,194)	6,166	6,252
Less: Comprehensive income attributable to non-controlling interest	941	1,797	4,029	5,309
Comprehensive income (loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
					Retained
				Additional	Earnings/	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	2,137	4,029	6,166
Additonal paid-in capital - share-based compensation	-	-	-	3,559	-	-	3,559
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(6,459)	-	(6,459)
Purchases of common shares for treasury	-	-	(4,192)	-	-	-	(4,192)
Reissuance of common shares from treasury	-	-	260	-	-	-	260
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	1,384	-	(9,595)	(8,211)
Distributions to non-controlling interest holders	-	-	-	-	-	(5,948)	(5,948)
Balance, September 30, 2016	22,780	$23	$(10,695)	$139,946	$(7,473)	$16,268	$138,069

	JMP Group LLC's Equity
					Retained
				Additional	Earnings	Nonredeemable
	Common Shares		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income	-	-	-	-	943	5,309	6,252
Additonal paid-in capital - share-based compensation	-	-	-	5,957	-	-	5,957
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(8,132)	-	(8,132)
Purchases of common shares for treasury	-	-	(312)	-	-	-	(312)
Reissuance of common shares from treasury	-	-	297	23	-	-	320
Distributions to non-controlling interest holders	-	-	-	-	-	(7,128)	(7,128)
Capital contributions from non-controlling interest holders	-	-	-	-	-	435	435
Balance, September 30, 2015	22,780	$23	$(10,331)	$140,780	$901	$28,014	$159,387

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,166	$6,252
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	-	(5)
Provision for loan losses	980	75
Accretion of deferred loan fees	(1,224)	(1,452)
Amortization of liquidity discount, net	(108)	(97)
Amortization of debt issuance costs	328	105
Amortization of original issue discount, related to CLO II and CLO III	1,814	1,091
Interest paid in kind	(53)	(147)
Loss on sale and payoff of loans	961	1,680
Gain on repurchase of bonds payable	(87)	-
Change in other investments:
Income from investments in equity method investees	238	482
Fair value on other equity investments	1,819	(347)
Incentive fees reinvested in general partnership interests	-	(1,617)
Realized gain on other investments	(7,981)	(3,603)
Depreciation and amortization of fixed assets	968	831
Share-based compensation expense	4,199	6,277
Deferred income taxes	(12,245)	(268)
Net change in operating assets and liabilities:
Decrease in interest receivable	617	(451)
Decrease in receivables	7,936	4,861
Decrease (increase) in marketable securities	6,940	(5,246)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	827	1,366
Decrease in deposits and other assets	8,709	10,514
Increase in marketable securities sold, but not yet purchased	(4,398)	(446)
Increase (decrease) in interest payable	584	(313)
Decrease in accrued compensation and other liabilities	(11,898)	(30,846)
Net cash provided by (used in) operating activities	5,092	(11,304)

Cash flows from investing activities:
Purchases of fixed assets	(325)	(2,777)
Purchases of other investments	(6,103)	(7,687)
Sales of other investments	39,491	23,846
Funding of loans collateralizing asset-backed securities issued	(185,586)	(244,178)
Funding of loans held for investment	-	(610)
Sale and payoff of loans collateralizing asset-backed securities issued	279,415	232,479
Principal receipts on loans collateralizing asset-backed securities issued	51,975	64,032
Repayments on loans held for investment	52	188
Net change in restricted cash reserved for lending activities	(72,301)	(10,697)
Cash collateral posted for total return swap	(240)	(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	(260)
Net cash provided by investing activities	106,378	29,336

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Repurchase of bonds payable	(385)	-
Repayment of asset-backed securities issued	(74,592)	(42,461)
Distributions and distribution equivalents paid on common shares and RSUs	(6,236)	(7,346)
Purchases of common share for treasury	(4,192)	(312)
Capital contributions of nonredeemable non-controlling interest holders	-	435
Distributions to non-controlling interest shareholders	(5,948)	(7,128)
Net cash used in financing activities	(91,353)	(56,812)
Net decrease in cash and cash equivalents	20,117	(38,780)
Cash and cash equivalents, beginning of period	68,551	101,362
Cash and cash equivalents, end of period	$88,668	$62,582

Non-cash investing and financing activities:
Reissuance of common share from treasury related to vesting of restricted share units	$260	$297
Distributions declared but not yet paid	$628	$850
Purchase of subsidiary shares not yet settled	$8,211	-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is an independent investment banking and asset management firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management Inc. (“JMPAM”), JMP Realty I LLC (“JMP Realty”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”), JMP Realty Trust Inc., and JMPCA. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMP Realty manages JMP Realty Partners I LLC (“JMPRP”), a fund formed in the third quarter of 2016 to invest in real estate portfolios. Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”), JMPCA CLO III Ltd (“CLO III”), and JMP Credit Advisors TRS Ltd (“JMPCA TRS”), a wholly owned special purpose vehicle formed to enter into a total return swap (“TRS”). The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”).

Recent Transactions

On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%. The effects of changes on the Company’s equity from net income attributable to JMP Group LLC and the purchase of CLO III non-controlling interest are noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943
Transfers from non-controlling interest
Increase in JMP Group LLC paid-in capital for purchase of CLO III interest at discount	1,384	-	1,384	-
Net transfers from non-controlling interest	1,384	-	1,384	-
Change from net income (loss) attributable to JMP Group LLC and transfers from non-controlling interest	$2,045	$(2,991)	$3,521	$943

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS (effective May 2015), JMP Asset Management Inc. (effective October 2015), JMP Realty Trust Inc. (effective September 2015), and the partially-owned subsidiaries CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

Accounting Standards Updates (“ASU”) 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers, were issued in May 2014, August 2015, April 2016 and May 2016, respectively, to provide a more robust framework for addressing revenue issues. The provisions of these standards are effective for annual reporting periods beginning after December 15, 2017, and do not allow early adoption. ASU 2016-08, Principal versus Agent Considerations, was issued in March 2016 to clarify the implementation guidance on principal versus agent considerations. Its adoption may have an impact on the Company’s financial statements; however, the extent is not yet determined.

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

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, was issued in March 2016. When an investment qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, the amendments eliminate the requirement to retroactively adopt the equity method of accounting. This standard will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s financial statements.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, was issued in June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The adoption of ASU 2016-13 may result in more immediate recognition of losses on the Company’s amortized cost investments.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016 to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this standard are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments will be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues will be applied prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is expected to result in reclassifications within the Company’s statements of cash flows.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2016 and December 31, 2015:

	At September 30, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$88,668	$88,668	$-	$-	$88,668
Restricted cash and deposits	124,046	124,046	-	-	124,046
Marketable securities owned	21,553	21,553	-	-	21,553
Other investments	24,960	-	24,960	-	24,960
Other investments measured at net asset value (1)	16,380	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,153	-	-	2,016	2,016
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	823,694	-	815,567	-	815,567
Cash collateral posted for total return swap	25,240	25,240	-	-	25,240
Settlement receivable	135	-	-	135	135
Total assets:	$1,126,829	$259,507	$840,527	$2,151	$1,102,185

Liabilities:
Marketable securities sold, but not yet purchased	$8,886	$8,886	$-	$-	$8,886
Asset-backed securities issued	857,444	-	850,114	-	850,114
Bond payable	91,680	-	95,457	-	95,457
Total liabilities:	$958,010	$8,886	$945,571	$-	$954,457

	At December 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68,551	$68,551	$-	$-	$68,551
Restricted cash and deposits	52,572	52,572	-	-	52,572
Marketable securities owned	28,493	27,058	1,458	-	28,516
Other investments	38,588	-	38,588	-	38,588
Other investments measured at net asset value (1)	30,271	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,595	-	-	2,342	2,342
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	-	940,545	-	940,545
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Settlement receivable	500	-	-	526	526
Total assets:	$1,216,235	$173,181	$980,591	$2,868	$1,156,640

Liabilities:
Marketable securities sold, but not yet purchased	$13,284	$13,284	$-	$-	$13,284
Asset-backed securities issued	930,224	-	919,937	-	919,937
Total return swap	1,950	-	1,950	-	1,950
Bond payable	91,825	-	94,179	-	94,179
Total liabilities:	$1,037,283	$13,284	$1,016,066	$-	$1,029,350

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

(In thousands)		September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$21,553	$21,553	$-	$-	$21,553
Other investments:
Investments in hedge funds managed by HCS	24,693	-	24,693	-	24,693
Investments in private equity funds managed by HCS and JMPAM (1)	4,783	-	-	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS and JMPAM (1)	29,481	-	24,693	-	24,693
Limited partnership in investments in private equity/ real estate funds (1)	2,154	-	-	-	-
Total return swap	267	-	267	-	267
Total other investments	31,902	-	24,960	-	24,960
Total assets:	$53,455	$21,553	$24,960	$-	$46,513

Marketable securities sold, but not yet purchased	8,886	8,886	-	-	8,886

Total liabilities:	$8,886	$8,886	$-	$-	$8,886

(In thousands)		December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$28,493	$27,058	$1,435	$-	$28,493
Other investments:
Investments in hedge funds managed by HCS	38,588	-	38,588	-	38,588
Investments in private equity funds managed by HCS (1)	4,057	-	-	-	-
Investments in funds of funds managed by HCS (1)	19	-	-	-	-
Total investment in funds managed by HCS (1)	42,664	-	38,588	-	38,588
Limited partnership in investments in private equity/ real estate funds (1)	9,250	-	-	-	-
Total other investments	51,914	-	38,588	-	38,588
Total assets:	$80,407	$27,058	$40,023	$-	$67,081

Marketable securities sold, but not yet purchased	13,284	13,284	-	-	13,284
Total return swap	1,950	-	1,950	-	1,950
Total liabilities:	$15,234	$13,284	$1,950	$-	$15,234

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The Company’s Level 2 assets held in other investments consist of investments in hedge funds managed by HCS. The carrying value of investment in hedge funds is calculated using the equity method and approximates fair value. Earnings or losses attributable to these investments are recorded in principal transactions. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

The investments in private equity funds managed by HCS and JMPAM are recognized using the fair value option. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the funds. The risks associated with these investments are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of HGC, HGC II and JMPRP.

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

As of September 30, 2016 and 2015, $6.9 million and $13.7 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

	Redemption	Redemption	Fair Value at		Unfunded Commitments
Dollars in thousands	Frequency	Notice Period	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$5	$19	$-	$-
Limited partner investments in private equity funds	Nonredeemable	N/A	$2,154	$9,250	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,783	$4,057	$1,302	$1,400

(1) Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at December 31, 2015. As of September 30, 2016, the Company held loans collateralizing asset-backed securities of $2.2 million, which were placed on non-accrual status. For the three months ended September 30, 2016, the Company recorded no related losses. For the nine months ended September 30, 2016, the Company recorded related losses of $0.7 million.

Loans Held for Investment

At September 30, 2016 and December 31, 2015, loans held for investment included four loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In the quarter ended September 30, 2016, the Company placed this loan on non-accrual status, and recorded a related reserve for $0.4 million. As of September 30, 2016 and December 31, 2015, the Company’s loan outstanding to this entity was $1.7 million, net of a $0.4 million reserve, and $2.1 million, respectively. The Company determined the fair value of loans held for investment to be $1.6 million and $2.3 million as of September 30, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost and Equity Method

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million included $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The carrying value of the settlement receivable was $0.1 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company determined the fair value of the settlement receivable to be $0.1 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognizes its investment in RiverBanc using the equity method. In the three and nine months ended September 30, 2015, the Company recognized a loss of $0.3 million and a $0.5 million gain, respectively, and received distributions of $0.5 million and $1.7 million, respectively. In the first quarter of 2016, the Company recognized a $0.1 million gain, and received a distribution of $0.5 million. The Company sold RiverBanc in the second quarter of 2016, resulting in a $6.0 million gain.

On November 16, 2015, the Company made a $2.0 million investment in a fund, which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognized its investment using the equity method, with related gains recognized in principal transactions. On September 15, 2016, the Company sold the investment to JMPRP, resulting in a $0.1 million loss. Prior to the sale, the Company received distributions of $0.1 million and $0.7 million, and recognized gains related to equity method income of zero and $0.3 million in the quarter and nine months ended September 30, 2016, respectively.

On December 2, 2015, the Company made a $12.8 million investment in a fund, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method, with related gains recognized in principal transactions. On September 15, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. In the three and nine months ended September 30, 2016, the Company received distributions of $0.3 million and $0.6 million, respectively, and recognized gains related to equity method income of $0.4 million and a loss of $0.8 million in the quarter and nine months ended September 30, 2016, respectively. As of September 30, 2016, the carrying value of this investment was $9.0 million.

In October 2015, the Company entered into a $5.0 million commitment to invest in a general partner, which will manage real estate equity investments. The Company recognized its investment using the equity method, with related gains recognized in principal transactions. On September 26, 2016, the Company sold the investment to JMPRP, resulting in a $0.3 million gain. The Company received distributions of $0.1 million and recognized losses of $0.1 million related to equity method income for both the quarter and nine months ended September 30, 2016.

Derivative Financial Instruments

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of December 31, 2015. The Company recorded a $0.7 million loss against this investment in the three months ended September 30, 2016. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be zero as of September 30, 2016.

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for JMPCA CLO III, Ltd.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of September 30, 2016, the TRS is held in Other Investments, with gains and losses recorded in Principal Transactions. In the three and nine months ended September 30, 2016, the Company recognized a $1.5 million and $2.1 million gain on the TRS, respectively. In the three and nine months ended September 30, 2015, the Company recognized a $0.4 million loss and $0.1 million loss on the TRS, respectively. The Company determined the fair value of the TRS to be a $0.3 million asset and a $1.9 million liability as of September 30, 2016 and December 31, 2015, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. In the first quarter of 2016, the Company posted an additional $0.2 million. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. The maximum exposure of the TRS is the $25.2 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility has been under-levered as the max borrowings are $167.0 million and the Company’s borrowing level remained between approximately $100.0 million and $110.0 million during the three months ended September 30, 2016.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. The following table presents the components of loans collateralizing asset-backed securities issued as of September 30, 2016 and December 31, 2015:

(In thousands)	Loans Collateralizing Asset-backed Securities
	September 30, 2016	December 31, 2015
Outstanding principal	$838,224	$984,110
Allowance for loan losses	(5,933)	(5,397)
Liquidity discount	(810)	(918)
Deferred loan fees, net	(7,787)	(8,130)
Total loans, net	$823,694	$969,665

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,198	$(698)	$-	$(249)	$2,251
Repayments	(43)	-	-	-	(43)
Balance at end of period	$3,155	$(698)	$-	$(249)	$2,208

Non-impaired Loans
Balance at beginning of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547
Purchases	71,071	-	-	(644)	70,427
Repayments	(14,610)	-	-	195	(14,415)
Accretion of discount	-	-	37	409	446
Reversal of provision for loan losses	-	104	-	-	104
Sales and payoff	(137,008)	-	-	385	(136,623)
Balance at end of period	$835,069	$(5,235)	$(810)	$(7,538)	$821,486

(In thousands)	Three Months Ended September 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$995,293	$(3,819)	$(985)	$(8,003)	$982,486
Purchases	108,528	-	-	(812)	107,716
Repayments	(17,697)	-	-	-	(17,697)
Accretion of discount	-	-	33	465	498
Provision for loan losses	-	(563)	-	-	(563)
Sales and payoff	(86,393)	-	-	262	(86,131)
Balance at end of period	$999,731	$(4,382)	$(952)	$(8,088)	$986,309

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the nine months ended September 30, 2016 and 2015:

(In thousands)	Nine Months Ended September 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(56)	-	-	-	(56)
Provision for loan losses	-	(24)	-	-	(24)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,155	$(698)	$-	$(249)	$2,208

Non-impaired Loans
Balance at beginning of period	$984,110	$(5,396)	$(918)	$(8,132)	$969,664
Purchases	188,488	-	-	(2,902)	185,586
Repayments	(52,485)	-	-	566	(51,919)
Accretion of discount	-	-	108	1,224	1,332
Provision for loan losses	-	(513)	-	-	(513)
Sales and payoff	(281,833)	-	-	1,457	(280,376)
Transfers to/from impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$835,069	$(5,235)	$(810)	$(7,538)	$821,486

(In thousands)	Nine Months Ended September 30, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	248,016	-	-	(3,838)	244,178
Repayments	(64,032)	-	-	-	(64,032)
Accretion of discount	-	-	97	1,452	1,549
Provision for loan losses	-	(75)	-	-	(75)
Sales and payoff	(234,645)	-	-	486	(234,159)
Balance at end of period	$999,731	$(4,382)	$(952)	$(8,088)	$986,309

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2016 and 2015 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(6,037)	$(3,819)	$(5,397)	$(4,307)
Provision for loan losses:
Specific reserve	-	-	(698)	-
General reserve	104	(563)	162	(75)
Balance at end of period	$(5,933)	$(4,382)	$(5,933)	$(4,382)

Impaired, Non-Accrual, Past Due and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2015, the Company held no impaired loans collateralizing asset-backed securities. As of September 30, 2016, $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $826.7 million and $975.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of December 31, 2015, no loans were on non-accrual status. The table below presents certain information pertaining to the loans on non-accrual status at September 30, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
Impaired loans with an allowance recorded	$2,906	$3,211	$699	$2,934	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,906	$3,211	$699	$2,934	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at September 30, 2016 or December 31, 2015.

At September 30, 2016 and December 31, 2015, the Company did not have any loans which were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) the trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans collateralizing asset-backed securities issued at September 30, 2016 and December 31, 2015.

(In thousands)	Cash Flow (CF)
	September 30,	December 31,
	2016	2015

Moody's rating:
Baa1 - Baa3	$15,097	$6,590
Ba1 - Ba3	224,515	281,307
B1 - B3	531,265	663,710
Caa1 - Caa3	55,844	20,507
Ca	-	2,946
Not Rated	2,906	-
Total:	$829,627	$975,060

Internal rating: (1)
2	$698,420	$846,135
3	95,032	93,704
4	33,269	35,221
5	2,906	-
Total:	$829,627	$975,060

Performance:
Performing	$826,721	$975,060
Non-performing	2,906	-
Total:	$829,627	$975,060

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $815.6 million and $940.5 million as of September 30, 2016 and December 31, 2015, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement.

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

The Company incurred no additional debt issuance costs in the nine months ended September 30, 2016 and 2015 relating to Senior Notes. Debt issuance costs are amortized over the estimated life of the bond. As of September 30, 2016 and December 31, 2015, the Company held $2.1 million and $2.5 million of unamortized debt issuance costs.

	As of September 30, 2016		As of December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$1,063,933	$48,300,000	$1,259,709
8.00% Senior Notes	$45,905,250	$1,083,396	$46,000,000	$1,215,045

Note Payable and Lines of Credit

As of September 30, 2016 and December 31, 2015, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2016 and December 31, 2015.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of September 30, 2016 and December 31, 2015.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both September 30, 2016 and December 31, 2015, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2016 and December 31, 2015.

(In millions)	As of September 30, 2016
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$104.4	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa1/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Baa3/BB+
Total secured notes sold to investors	$455.0	$233.4
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$278.4
Consolidation elimination	N/A	(45.0)
Total asset-backed securities issued	N/A	$233.4

(In millions)	As of December 31, 2015
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$178.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa3/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB+
Total secured notes sold to investors	$455.0	$307.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$352.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$293.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of September 30, 2016 and December 31, 2015, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company has been able to reinvest a portion of the unscheduled principal payments, which includes most loan payoffs, subject to certain restrictions.

The activity in the note principal for the three and nine months ended September 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$251,693	$346,476	$293,457	$360,139
Repayments	(32,068)	(27,658)	(73,832)	(41,321)
Asset-backed securities at end of period	$219,625	$318,818	$219,625	$318,818

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These Subordinated Notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2016 and December 31, 2015.

(In millions)	As of September 30, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moodys/S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	N/A
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.5)	217.1	1.18%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	NR/A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.0)	17.7	3.85%	NR/BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.7)	17.0	5.25%	NR/BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.4)	8.8	5.75%	NR/B
Total secured notes sold to investors	$320.0	$316.2	$(5.2)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.0	$(5.5)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.2	$(5.2)	$311.0

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.8	$-	$0.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.6)	8.6	5.75%	B
Total secured notes sold to investors	$320.0	$317.0	$(6.0)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.8	$(6.3)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.0	$(6.0)	$311.0

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

The reinvestment period for CLO II ends October 31, 2016. After this date, scheduled principal payments from the borrowers will be applied to paying down the most senior CLO notes.

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three and nine months ended September 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,200	$(5,446)	$310,754	$317,720	$(6,458)	$311,262
Repayments	-	-	-	(380)	-	(380)
Amortization of discount	-	263	263	-	247	247
Balance at end of period	$316,200	$(5,183)	$311,017	$317,340	$(6,211)	$311,129

(In thousands)	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,960	$(5,960)	$311,000	$318,480	$(6,939)	$311,541
Repayments	(760)	-	(760)	(1,140)	-	(1,140)
Amortization of discount	-	777	777	-	728	728
Balance at end of period	$316,200	$(5,183)	$311,017	$317,340	$(6,211)	$311,129

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of the Secured Notes and $38.4 million of unsecured subordinated notes. The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 13.5% of the unsecured subordinated notes at December 31, 2015. On September 27, 2016, the Company repurchased $12.8 million of the Subordinated Notes from a third party investor in CLO III, increasing the Company’s ownership from 13.5% to 46.7%. These unsecured subordinated notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2016 and December 31, 2015.

(In millions)	As of September 30, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.8)	$330.3
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.3)	$364.2
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.8)	$330.3

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.2)	$329.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.7)	$363.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.2)	$329.9

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three and nine months ended September 30, 2016 and 2015 comprised the following:

(In thousands)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,923)	$330,177	$332,100	$(2,405)	$329,695
Amortization of discount	-	124	124	-	120	120
Balance at end of period	$332,100	$(1,799)	$330,301	$332,100	$(2,285)	$329,815

(In thousands)	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,165)	$329,935	$332,100	$(2,643)	$329,457
Amortization of discount	-	366	366	-	358	358
Balance at end of period	$332,100	$(1,799)	$330,301	$332,100	$(2,285)	$329,815

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2016 was $6.4 million and $18.8 million, which comprised of a cash coupon of $5.8 million and $17.0 million, and issuance discount amortization of $0.6 million and $1.8 million. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2015 was $5.6 million and $16.6 million, which was comprised of a cash coupon of $5.1 million and $14.8 million, and issuance discount amortization of $0.6 million and $1.7 million, respectively. As of September 30, 2016 and December 30, 2015, accrued interest payable on the Notes was $4.4 million and $3.9 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $850.1 million and $918.2 million as of September 30, 2016 and December 31, 2015, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

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

During the three months ended September 30, 2016, the Company repurchased 29,348 of the Company’s shares at an average price of $5.38 per share for an aggregate purchase price of $0.2 million. 3,997 repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. All of these shares were repurchased on the open market. During the three months ended September 30, 2015, the Company repurchased 49,935 of the Company’s shares at an average price of $6.25 per share for an aggregate price of $0.3 million. All of these shares were purchased on the open market.

During the nine months ended September 30, 2016, the Company repurchased 786,099 of the Company’s shares at an average price of $5.33 per share for an aggregate purchase price of $4.2 million. 7,160 repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market. During the nine months ended September 30, 2015, the Company repurchased 49,935 of the Company’s shares at an average price of $6.25 per share for an aggregate price of $0.3 million. All of these shares were purchased on the open market.

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

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,785,000	$6.53
Cancelled	(40,000)	6.24
Forfeited	(100,000)	6.79
Balance, end of period	2,645,000	$6.53

Options exercisable at end of period	1,370,000	$6.23

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2016:

September 30, 2016
			Options Outstanding				Options Vested and Exercisable
				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,645,000	2.73	$6.53	$-	1,370,000	2.25	$6.23	-

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. The Company recognized compensation expense related to share options of $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $0.2 million of unrecognized compensation expense related to share options.

There were no share options exercised during the nine months ended September 30, 2016 and 2015. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

The following table summarizes RSU activity for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	733,151	$6.91
Granted	945,308	4.65
Vested	(44,283)	5.79
Forfeited	(127,855)	6.22
Balance, end of period	1,506,321	$5.58

The aggregate fair value of RSUs vested during the three months ended September 30, 2016 and 2015 were $0.2 million and $0.1 million, respectively. The aggregate fair value of RSUs vested during the nine months ended September 30, 2016 and 2015 were $0.4 million and $0.7 million.

For the three months ended September 30, 2016 and 2015, the income tax benefits realized from the vested RSUs were $51 thousand and a reversal of $40 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the income tax benefits realized from the vested RSUs were $0.1 million and zero, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended September 30, 2016 and 2015, the Company recorded compensation expenses of $1.4 million and $1.6 million for RSUs, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded compensation expenses of $3.4 million and $4.5 million for RSUs, respectively.

For the three months ended September 30, 2016 and 2015, the Company recognized income tax benefits of $0.6 million and $1.7 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2016 and 2015, the Company recognized income tax benefits of $1.5 million and $2.5 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2016, there was $2.4 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 0.91 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,822,500	$7.33
Forfeited	(242,500)	7.33
Balance, end of period	2,580,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2016:

			September 30, 2016
			Options Outstanding
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value

$7.33	-	$7.33	2,580,000	3.25	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the three months ended September 30, 2016 and 2015, the Company recorded SARs compensation expense of $46 thousand and a reversal of $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded SARs compensation expense of $0.2 million and a reversal of $0.3 million, respectively.

For the three months ended September 30, 2016 and 2015, the Company recognized income tax benefits of $18 thousand and income tax expense of $0.2million, respectively, recognized for SARs. For the nine months ended September 30, 2016 and 2015, the Company recognized income tax benefits of $64 thousand and $0.1 million, respectively, recognized for SARs. As of September 30, 2016, there was $0.3 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 1.25 years.

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator:
Net income (loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943

Denominator:
Basic weighted average shares outstanding	20,946	21,241	21,117	21,230

Effect of potential dilutive securities:
Restricted share units	955	-	679	1,634
Diluted weighted average shares outstanding	21,901	21,241	21,796	22,864

Net income (loss) per share
Basic	$0.03	$(0.14)	$0.10	$0.04
Diluted	$0.03	$(0.14)	$0.10	$0.04

In the table above, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share for the quarters and nine months ended September 30, 2016 and 2015.

Share options to purchase 2,667,283 and 3,524,068 common shares for the three months ended September 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase 2,720,985 and 2,120,327 common shares for the nine months ended September 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

No restricted share units were anti-dilutive for the three months ended September 30, 2016. Restricted share units for 1,955,873 common shares for the three months ended September 30, 2015 were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 97,382 and 26,484 common shares for the nine months ended September 30, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. The Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.4 million for both the nine months ended September 30, 2016 and 2015, respectively.

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

For the three months ended September 30, 2016 and 2015, the Company recorded income tax benefit of $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax benefit of $0.8 million and income tax expense of $3.8 million, respectively. The effective tax rates were (10.3)% and 2.0% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rates were (14.8)% and 37.7% for the nine months ended September 30, 2016 and 2015, respectively.

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Florida under various operating leases. Occupancy expense for the quarters ended September 30, 2016 and 2015 was $1.0 million and $0.9 million, respectively. Occupancy expense for the nine months ended September 30, 2016 and 2015 was $2.9 million and $2.7 million, respectively. The Company recorded sublease income of $0.1 million for both quarters ended September 30, 2016 and 2015, respectively. The Company recorded sublease income of $0.2 million for both the nine months ended September 30, 2016 and 2015, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Year Ending December 31,	Minimum Future Lease Commitments
2016	1,076
2017	4,713
2018	4,378
2019	2,790
2020	1,374
Thereafter	6,426
Total Lease Commitments	$20,757

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2016 and December 31, 2015, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both September 30, 2016 and December 31, 2015. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of September 30, 2016 and December 31, 2015, the Company had unfunded commitments of $52.7 million and $15.2 million, respectively, in the Corporate segment. $5.3 million and $2.2 million of the unfunded commitments as of September 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $22.4 million and $5.0 million of the unfunded commitments as of September 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of September 30, 2016 and December 31, 2015, the Company had $22.2 million and $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $52.9 million and $16.5 million as of September 30, 2016 and December 31, 2015, respectively, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.1 million and $25.1 million, which were $28.1 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 1.25 to 1 at September 30, 2016 and December 31, 2015, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various affiliated entities, including corporations, partnerships, limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2016 and December 31, 2015, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $38.2 million and $51.1 million, respectively, which consisted of investments in hedge funds of $24.7 million and $38.6 million, respectively, investments in private equity funds of $4.8 million and $4.1 million, respectively, investments in funds of funds of $5 thousand and $19 thousand, respectively, and an investment in HCC common stock of $8.7 million and $8.4 million, respectively. Base management fees earned from these affiliated entities were $4.2 million and $4.1 million for the quarters ended September 30, 2016 and 2015, respectively. Base management fees earned from these affiliated entities were $12.4 million and $11.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had management fees receivable from these affiliated entities of $1.0 million and $0.4 million, respectively. The Company incurred a negative adjustment to incentive fees of $0.1 million relating to the prior quarter and earned $2.8 million, from these affiliated entities for the three months ended September 30, 2016 and 2015, respectively. The Company earned incentive fees of $6.5 million and $5.1 million, from these affiliated entities for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had incentive fees receivable from these affiliated entities of $0.3 million and $4.4 million, respectively.

In September 2016, the Company sold investments to JMP Realty Partners I LLC., a fund managed by JMPAM. Refer to Note 4 for detail relating to the sale.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2016 and December 31, 2015 have subsequently settled with no resulting material liability to the Company. For the three months ended September 30, 2016 and 2015, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2016 and 2015.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate segment, the Company had unfunded commitments of $52.7 million and $15.2 million, respectively. $5.3 million and $2.2 million of the unfunded commitments as of September 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO I. $22.4 million and $5.0 million of the unfunded commitments as of September 30, 2016 and December 31, 2015 relate to commitments traded but not yet closed in CLO II. As of September 30, 2016 and December 31, 2016, the Company had $22.2 million and $4.0 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO III.

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

The Company’s segment information for the three and nine months ended September 30, 2016 and 2015 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Broker-Dealer
Non-interest revenues	$20,066	$17,964	$58,640	$73,593
Total net revenues after provision for loan losses	$20,066	$17,964	$58,640	$73,593
Non-interest expenses	19,332	17,091	57,637	63,415
Segment operating pre-tax net income	$734	$873	$1,003	$10,178
Segment assets	$63,648	$86,896	$63,648	$86,896
Asset Management
Non-interest revenues	$5,296	$7,614	$21,721	$19,647
Total net revenues after provision for loan losses	$5,296	$7,614	$21,721	$19,647
Non-interest expenses	5,176	6,300	20,473	17,223
Segment operating pre-tax net income	$120	$1,314	$1,248	$2,424
Segment assets	$30,158	$28,146	$30,158	$28,146
Corporate
Non-interest revenues	$3,635	$155	$12,728	$4,219
Net interest income	2,057	2,879	6,431	9,221
(Provision) reversal for loan losses	17	-	(795)	698
Total net revenues after provision for loan losses	$5,709	$3,034	$18,364	$14,138
Non-interest expenses	4,308	4,383	14,857	13,439
Segment operating pre-tax net income (loss)	$1,401	$(1,349)	$3,507	$699
Segment assets	$1,410,152	1,554,222	$1,410,152	$1,554,222
Eliminations
Non-interest revenues	$(1,422)	$(1,547)	$(4,057)	$(4,436)
Total net revenues after provision for loan losses	$(1,422)	$(1,547)	$(4,057)	$(4,436)
Non-interest expenses	(1,422)	(1,547)	(4,057)	(4,436)
Segment operating pre-tax net loss	$-	$-	$-	$-
Segment assets	$(336,979)	$(354,430)	$(336,979)	$(354,430)
Total Segments
Non-interest revenues	$27,575	$24,186	$89,032	$93,023
Net interest income	2,057	2,879	6,431	9,221
(Provision) reversal for loan losses	17	-	(795)	698
Total net revenues after provision for loan losses	$29,649	$27,065	$94,668	$102,942
Non-interest expenses	27,394	26,227	88,910	89,641
Segment operating pre-tax net income	$2,255	$838	$5,758	$13,301
Total assets	$1,166,979	$1,314,834	$1,166,979	$1,314,834

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and nine months ended September 30, 2016 and 2015.

(In thousands)	As of and Three Months Ended September 30, 2016				As of and Three Months Ended September 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$27,575	$(264)	(a)	$27,311	$24,186	$(685)	(a)	$23,501
Net Interest Income	2,057	1,203	(b)	3,260	2,879	2,273	(b)	5,152
(Provision) reversal for loan losses	17	87		104	0	(563)		(563)
Total net revenues after provision for loan losses	$29,649	$1,026		$30,675	$27,065	$1,025		$28,090
Non-interest expenses	27,394	2,276	(c)	29,670	26,227	3,400	(c)	29,627
Noncontrolling interest	-	941		941	-	1,797		1,797
Operating pre-tax net income (loss)	$2,255	$(2,191)	(d)	$64	$838	$(4,172)	(d)	$(3,334)
Total assets	$1,166,979	$-		$1,166,979	$1,314,834	$-		$1,314,834

(In thousands)	As of and Nine Months Ended September 30, 2016				As of and Nine Months Ended September 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$89,032	$(799)	(a)	$88,233	$93,023	$495	(a)	$93,518
Net Interest Income	6,431	5,269	(b)	11,700	9,221	6,835	(b)	16,056
(Provision) reversal for loan losses	(795)	(185)		(980)	698	(773)		(75)
Total net revenues after provision for loan losses	$94,668	$4,285		$98,953	$102,942	$6,557		$109,499
Non-interest expenses	88,910	4,670	(c)	93,580	89,641	9,813	(c)	99,454
Noncontrolling interest	-	4,029		4,029	-	5,309		5,309
Operating pre-tax net income (loss)	$5,758	$(4,414)	(d)	$1,344	$13,301	$(8,565)	(d)	$4,736
Total assets	$1,166,979	$-		$1,166,979	$1,314,834	$-		$1,314,834

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating net income	$2,896	$1,258	$7,622	$11,239
Addback of Segment Income tax expense	(641)	(420)	(1,864)	2,062
Total Segments operating pre-tax net income	$2,255	$838	$5,758	$13,301
Subtract / (Add back)
Share-based compensation expense	274	329	770	1,818
Deferred compensation program accounting adjustment	1,126	1,801	1,046	4,539
RSUs granted post IPO	309	236	513	1,018
Net unrealized loss on strategic equity investments and warrants.	435	1,479	(329)	648
General loan loss reserve (reversal) for CLOs	(76)	327	(109)	542
Depreciation of commercial real estate in underlying investments	123	-	2,523	-
Total Consolidation Adjustments and Reconciling Items	2,191	4,172	4,414	8,565
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$64	$(3,334)	$1,344	$4,736

Income tax expense (benefit)	(597)	(343)	(793)	3,793
Consolidated Net Income (Loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943

20. Summarized Financial Information for Equity Method Investments

The tables below present summarized financial information of the hedge funds, which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such hedge funds as of the dates and for the periods indicated.

	As of
(In thousands)	September 30, 2016	December 31, 2015
	Net Assets	Net Assets
Harvest Small Cap Partners	$283,536	$278,279
Harvest Agriculture Select	25,657	32,012
Harvest Technology Partners	14,187	17,380
Harvest Financial Partners	-	17,295

(In thousands)	Three Months Ended September 30,
	2016		2015
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$-	$-	$(450)	$(114)
Harvest Small Cap Partners	732	(4,868)	19,434	(4,456)
Harvest Agriculture Select	300	(93)	(403)	(163)
Harvest Technology Partners	82	(52)	153	(67)
Harvest Financial Partners	795	(53)	(39)	(9)

(In thousands)	Nine Months Ended September 30,
	2016		2015
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II	$-	$-	$(4,901)	$(254)
Harvest Small Cap Partners	32,417	(15,209)	20,439	(15,592)
Harvest Agriculture Select	(66)	(170)	1,375	(533)
Harvest Technology Partners	(87)	(173)	2,045	(206)
Harvest Financial Partners	204	(228)	164	(73)

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

(In thousands)	As of September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$318	$6,592	$12,301	$69,457	$-	$88,668
Restricted cash and deposits	-	1,083	-	122,963	-	124,046
Receivable from clearing broker	-	-	-	10,952	-	10,952
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	4,819	-	4,819
Marketable securities owned, at fair value	-	-	9,077	12,948	(472)	21,553
Incentive fee receivable	-	-	-	320	-	320
Other investments	-	8,516	17,855	14,969	-	41,340
Loans held for investment, net of allowance for loan losses	-	-	-	2,153	-	2,153
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	823,694	-	823,694
Interest receivable	-	-	73	3,003	(73)	3,003
Collateral posted for derivative transaction	-	-	-	25,240	-	25,240
Fixed assets, net	-	-	-	3,286	-	3,286
Deferred tax assets	-	11,059	-	-	-	11,059
Other assets	(192)	131,589	(13,118)	42,617	(154,050)	6,846
Investment in subsidiaries	254,392	78,615	118,796	-	(451,803)	-
Total assets	$254,518	$237,454	$144,984	$1,136,421	$(606,398)	$1,166,979

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$8,886	$-	$8,886
Accrued compensation	750	2,004	2,106	18,301	-	23,161
Asset-backed securities issued	-	-	-	857,444	-	857,444
Interest payable	-	1,506	-	4,455	-	5,961
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,153	-	-	(473)	91,680
Deferred tax liability	-	4,451	-	741	-	5,192
Other liabilities	1,261	22,169	9,179	5,390	(1,413)	36,586
Total liabilities	$139,614	$122,283	$11,285	$910,217	$(154,489)	$1,028,910

Total members' (deficit) equity	114,904	115,171	116,886	226,961	(452,121)	121,801
Nonredeemable Non-controlling Interest	$-	$-	$16,813	$(757)	$212	$16,268
Total equity	$114,904	$115,171	$133,699	$226,204	$(451,909)	$138,069
Total liabilities and equity	$254,518	$237,454	$144,984	$1,136,421	$(606,398)	$1,166,979

(In thousands)	As of December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$80	$11,260	$1,225	$55,986	$-	$68,551
Restricted cash and deposits	-	1,123	-	51,449	-	52,572
Receivable from clearing broker	-	-	-	14,586	-	14,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,044	-	5,044
Marketable securities owned, at fair value	-	-	8,294	20,199	-	28,493
Incentive fee receivable	-	-	-	4,446	(49)	4,397
Other investments	-	6,703	32,473	29,683	-	68,859
Loans held for investment, net of allowance for loan losses	-	-	-	2,595	-	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	969,665	-	969,665
Interest receivable	-	-	66	3,488	66	3,620
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	3,929	-	3,929
Deferred tax assets	-	8,315	-	-	-	8,315
Other assets	(1,137)	146,647	(722)	8,153	(137,709)	15,232
Investment in subsidiaries	244,800	71,538	109,146	-	(425,484)	-
Total assets	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,284	$-	$13,284
Accrued compensation	-	150	-	39,320	-	39,470
Asset-backed securities issued	-	-	-	930,224	-	930,224
Interest payable	-	1,506	-	3,805	66	5,377
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	91,825	-	-	-	91,825
Deferred tax liability	-	13,733	-	960	-	14,693
Other liabilities	1,088	20,685	-	1,367	(49)	23,091
Total liabilities	$138,691	$127,899	$-	$988,960	$(137,586)	$1,117,964

Total members' (deficit) equity	105,052	117,687	122,478	205,697	(425,802)	125,112
Nonredeemable Non-controlling Interest	$-	$-	$28,004	$(434)	$212	$27,782
Total equity	$105,052	$117,687	$150,482	$205,263	$(425,590)	$152,894
Total liabilities and equity	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

(In thousands)	Three Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$15,048	$-	$15,048
Brokerage	-	-	-	5,015	-	5,015
Asset management fees	-	-	-	4,127	(83)	4,044
Principal transactions	-	(65)	(95)	2,924	-	2,764
Loss on sale, payoff and mark-to-market of loans	-	-	-	(52)	-	(52)
Net dividend income	-	-	239	(9)	-	230
Other income	-	-	-	262	-	262
Equity earnings of subsidiaries	2,552	(458)	6,170	-	(8,264)	-
Non-interest revenues	2,552	(523)	6,314	27,315	(8,347)	27,311

Interest income	369	1,139	172	11,787	(1,995)	11,472
Interest expense	(1,139)	(2,270)	-	(6,798)	1,995	(8,212)
Net interest income	(770)	(1,131)	172	4,989	-	3,260

Reversal of provision for loan losses	-	-	-	104	-	104

Total net revenues after provision for loan losses	1,782	(1,654)	6,486	32,408	(8,347)	30,675

Non-interest expenses
Compensation and benefits	479	929	365	20,394	-	22,167
Administration	116	122	54	1,599	(83)	1,808
Brokerage, clearing and exchange fees	-	-	-	734	-	734
Travel and business development	19	-	-	1,000	-	1,019
Communications and technology	1	4	-	1,028	-	1,033
Occupancy	-	-	-	987	-	987
Professional fees	505	236	-	378	-	1,119
Depreciation	-	-	-	312	-	312
Other	-	10	-	481	-	491
Total non-interest expenses	1,120	1,301	419	26,913	(83)	29,670
Net income (loss) before income tax expense	662	(2,955)	6,067	5,495	(8,264)	1,005
Income tax benefit	-	(236)	-	(361)	-	(597)
Net income (loss)	662	(2,719)	6,067	5,856	(8,264)	1,602
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	796	145	-	941
Net income (loss) attributable to JMP Group LLC	$662	$(2,719)	$5,271	$5,711	$(8,264)	$661

(In thousands)	Three Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$11,918	$-	$11,918
Brokerage	-	-	-	6,046	-	6,046
Asset management fees	-	-	-	6,963	-	6,963
Principal transactions	-	285	(848)	(877)	-	(1,440)
Loss on sale, payoff and mark-to-market of loans	-	-	-	30	-	30
Net dividend income	-	-	80	183	-	263
Other income	-	-	-	(279)	-	(279)
Equity earnings of subsidiaries	(469)	1,466	3,292	-	(4,289)	-
Non-interest revenues	(469)	1,751	2,524	23,984	(4,289)	23,501

Interest income	371	1,297	56	11,090	(139)	12,675
Interest expense	(1,296)	(2,272)	(1)	(3,954)	-	(7,523)
Net interest income	(925)	(975)	55	7,136	(139)	5,152

Provision for loan losses	-	-	-	(563)	-	(563)

Total net revenues after provision for loan losses	(1,394)	776	2,579	30,557	(4,428)	28,090

Non-interest expenses
Compensation and benefits	842	629	18	20,460	-	21,949
Administration	111	182	39	1,504	(117)	1,719
Brokerage, clearing and exchange fees	-	-	-	842	-	842
Travel and business development	14	-	-	1,087	-	1,101
Communications and technology	-	4	-	960	-	964
Occupancy	-	-	-	945	-	945
Professional fees	629	157	-	466	-	1,252
Depreciation	-	-	-	390	-	390
Other	-	-	-	465	-	465
Total non-interest expenses	1,596	972	57	27,119	(117)	29,627
Net income (loss) before income tax expense	(2,990)	(196)	2,522	3,438	(4,311)	(1,537)
Income tax expense (benefit)	-	2,474	-	(2,817)	-	(343)
Net income (loss)	(2,990)	(2,670)	2,522	6,255	(4,311)	(1,194)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	324	1,473	-	1,797
Net income (loss) attributable to JMP Group LLC	$(2,990)	$(2,670)	$2,198	$4,782	$(4,311)	$(2,991)

(In thousands)	Nine Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$41,719	$-	$41,719
Brokerage	-	-	-	16,921	-	16,921
Asset management fees	-	-	-	19,155	(197)	18,958
Principal transactions	-	350	4,437	5,539	-	10,326
Loss on sale, payoff and mark-to-market of loans	-	-	-	(961)	-	(961)
Net dividend income	-	-	717	19	-	736
Other income	-	-	87	447	-	534
Equity earnings of subsidiaries	7,986	45	14,634	-	(22,665)	-
Non-interest revenues	7,986	395	19,875	82,839	(22,862)	88,233

Interest income	1,109	3,417	511	36,945	(5,985)	35,997
Interest expense	(3,417)	(6,828)	-	(20,037)	5,985	(24,297)
Net interest income	(2,308)	(3,411)	511	16,908	-	11,700

Provision for loan losses	-	-	-	(980)	-	(980)

Total net revenues after provision for loan losses	5,678	(3,016)	20,386	98,767	(22,862)	98,953

Non-interest expenses
Compensation and benefits	$1,526	$2,782	$2,792	$63,173	$-	$70,273
Administration	363	373	191	3,795	918	5,640
Brokerage, clearing and exchange fees	-	-	-	2,308	-	2,308
Travel and business development	114	-	-	3,434	-	3,548
Communications and technology	5	8	-	3,080	-	3,093
Occupancy	-	-	-	2,853	-	2,853
Professional fees	1,534	342	12	1,357	-	3,245
Depreciation	-	-	-	968	-	968
Other	-	10	-	2,755	(1,113)	1,652
Total non-interest expenses	3,542	3,515	2,995	83,723	(195)	93,580
Net income (loss) before income tax expense	2,136	(6,531)	17,391	15,044	(22,667)	5,373
Income tax expense (benefit)	-	(437)	-	(356)	-	(793)
Net income (loss)	2,136	(6,094)	17,391	15,400	(22,667)	6,166
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	3,311	718	-	4,029
Net income (loss) attributable to JMP Group LLC	$2,136	$(6,094)	$14,080	$14,682	$(22,667)	$2,137

(In thousands)	Nine Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$53,943	$-	$53,943
Brokerage	-	-	-	18,515	-	18,515
Asset management fees	-	-	-	16,617	(271)	16,346
Principal transactions	-	236	120	4,805	-	5,161
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,680)	-	(1,680)
Net dividend income	-	-	234	476	-	710
Other income	-	-	-	523	-	523
Equity earnings of subsidiaries	6,626	3,713	12,468	-	(22,807)	-
Non-interest revenues	6,626	3,949	12,822	93,199	(23,078)	93,518

Interest income	1,114	3,263	291	36,702	(3,117)	38,253
Interest expense	(3,260)	(6,817)	1,960	(17,058)	2,978	(22,197)
Net interest income	(2,146)	(3,554)	2,251	19,644	(139)	16,056

Provision for loan losses	-	-	-	(75)	-	(75)

Total net revenues after provision for loan losses	4,480	395	15,073	112,768	(23,217)	109,499

Non-interest expenses
Compensation and benefits	1,581	3,950	319	70,687	-	76,537
Administration	369	394	229	5,099	(387)	5,704
Brokerage, clearing and exchange fees	-	-	-	2,454	-	2,454
Travel and business development	14	61	-	3,259	-	3,334
Communications and technology	-	10	-	2,906	-	2,916
Occupancy	-	-	-	2,719	-	2,719
Professional fees	1,573	621	-	1,072	-	3,266
Depreciation	-	-	-	831	-	831
Other	-	-	-	1,693	-	1,693
Total non-interest expenses	3,537	5,036	548	90,720	(387)	99,454
Net income (loss) before income tax expense	943	(4,641)	14,525	22,048	(22,830)	10,045
Income tax expense (benefit)	-	838	-	2,955	-	3,793
Net income (loss)	943	(5,479)	14,525	19,093	(22,830)	6,252
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,416	2,893	-	5,309
Net income (loss) attributable to JMP Group LLC	$943	$(5,479)	$12,109	$16,200	$(22,830)	$943

(In thousands)	Nine Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$2,136	$(6,094)	$17,391	$15,400	$(22,667)	$6,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	980	-	980
Accretion of deferred loan fees	-	-	-	(1,224)	-	(1,224)
Amortization of liquidity discount, net	-	-	-	(108)	-	(108)
Amortization of debt issuance costs	-	328	-	-	-	328
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,814	-	1,814
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	961	-	961
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees	-	-	-	238	-	238
Fair value on other equity investments	-	(351)	298	1,872	-	1,819
Realized gain on other investments	-	-	(4,425)	(3,556)	-	(7,981)
Depreciation and amortization of fixed assets	-	-	-	968	-	968
Stock-based compensation expense	4,199	-	-	-	-	4,199
Deferred income taxes	-	(12,026)	-	(219)	-	(12,245)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(7)	485	139	617
Decrease (increase) in receivables	-	-	-	7,985	(49)	7,936
(Increase) decrease in marketable securities	-	-	(696)	7,251	385	6,940
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	40	-	787	-	827
(Increase) decrease in deposits and other assets	(945)	15,057	12,396	(34,463)	16,664	8,709
Increase in marketable securities sold, but not yet purchased	-	-	-	(4,398)	-	(4,398)
Increase (decrease) in interest payable	-	-	-	650	(66)	584
Increase (decrease) in accrued compensation and other liabilities	1,703	3,340	1,690	(17,266)	(1,365)	(11,898)
Net cash used in operating activities	$7,093	$294	$26,560	$(21,896)	$(6,959)	$5,092

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(325)	-	(325)
Investment in subsidiary	3,573	(7,077)	(9,649)	6,581	6,572	-
Purchases of other investments	-	(3,642)	(3,007)	(1,527)	2,073	(6,103)
Sales of other investments	-	2,179	21,752	17,956	(2,396)	39,491
Funding of loans collateralizing asset-backed securities issued	-	-	-	(185,586)	-	(185,586)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	279,415	-	279,415
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	51,975	-	51,975
Repayments on loans held for investment	-	-	-	52	-	52
Net change in restricted cash reserved for lending activities	-	-	-	(72,301)	-	(72,301)
Cash collateral posted for total return swap	-	-	-	(240)	-	(240)
Net cash provided by (used in) investing activities	$3,573	$(8,540)	$9,096	$96,000	$6,249	$106,378

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(74,592)	-	(74,592)
Distributions and dividend equivalents paid on common shares and RSUs	(6,236)	-	-	-	-	(6,236)
Purchases of shares of common stock for treasury	(4,192)	-	-	-	-	(4,192)
Capital contributions of parent	-	3,578	(19,673)	-	16,095	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	(4,907)	(1,041)	-	(5,948)
Net cash (used in) provided by financing activities	$(10,428)	$3,578	$(24,580)	$(60,633)	$710	$(91,353)
Net increase (decrease) in cash and cash equivalents	238	(4,668)	11,076	13,471	-	20,117
Cash and cash equivalents, beginning of period	$80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	318	6,592	12,301	69,457	-	88,668

(In thousands)	Nine Months Ended September 30, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$943	$(5,480)	$14,523	$19,093	$(22,827)	$6,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	(5)	-	(5)
Provision for loan losses	-	-	-	75	-	75
Accretion of deferred loan fees	-	-	-	(1,452)	-	(1,452)
Amortization of liquidity discount, net	-	-	-	(97)	-	(97)
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,091	-	1,091
Interest paid in kind	-	-	-	(147)	-	(147)
Loss on sale and payoff of loans	-	-	-	1,680	-	1,680
Change in other investments:
Income from investments in equity method investees	-	-	-	482		482
Fair value on other equity investments	-	(236)	(825)	714	-	(347)
Incentive fees reinvested in general partnership interests	-	-	-	(1,617)	-	(1,617)
Realized gain on other investments	-	-	-	(3,603)	-	(3,603)
Depreciation and amortization of fixed assets	-	-	-	831	-	831
Stock-based compensation expense	6,277	-	-	-	-	6,277
Deferred income taxes	-	(1,133)	-	865	-	(268)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(66)	(320)	(65)	(451)
Increase in receivables	-	-	-	4,861	-	4,861
Increase in marketable securities	-	-	(8,421)	3,175	-	(5,246)
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	1,366	-	1,366
Decrease (increase) in deposits and other assets	219	(126,885)	47,921	(15,639)	104,898	10,514
Increase in marketable securities sold, but not yet purchased	-	-	-	(446)	-	(446)
Increase in interest payable	-	-	-	(378)	65	(313)
Increase (decrease) in accrued compensation and other liabilities	943	2,739	579	(35,054)	(53)	(30,846)
Net cash provided by (used in) operating activities	$8,382	$(130,890)	$53,711	$(24,525)	$82,018	$(11,304)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(2,777)	-	(2,777)
Investment in subsidiary	(257,830)	253,369	(108,567)	(10,118)	123,146	-
Purchases of other investments	-	(9,054)	(68,325)	(310)	70,002	(7,687)
Sales of other investments	-	54,461	22,661	16,088	(69,364)	23,846
Funding of loans collateralizing asset-backed securities issued	-	-	-	(244,178)	-	(244,178)
Funding of loans held for investment	-	-	-	(610)	-	(610)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	232,479	-	232,479
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	64,032	-	64,032
Principal receipts on loans held for investment	-	-	-	188	-	188
Net change in restricted cash reserved for lending activities	-	-	-	(10,697)	-	(10,697)
Cash collateral posted for total return swap	-	-	-	(25,000)	-	(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash provided by (used in) investing activities	$(257,830)	$298,776	$(154,231)	$18,837	$123,784	$29,336

Cash flows from financing activities:
Proceeds from issuance of note payable	137,603	-	-	-	(137,603)	-
Repayment of note payable	-	-	-	190	(190)	-
Repayment of asset-backed securities issued	-	-	-	(42,461)	-	(42,461)
Distributions and dividend equivalents paid on common shares and RSUs	(7,346)	-	-	-	-	(7,346)
Purchases of shares of common stock for treasury	(312)	-	-	-	-	(312)
Capital contributions of parent	119,518	(160,484)	108,627	-	(67,661)	-
Capital contributions of redeemable non-controlling interest holders	-	-	435	-	-	435
Distributions to non-controlling interest shareholders	-	-	(7,128)	-	-	(7,128)
Net cash provided by (used in) financing activities	$249,463	$(160,484)	$101,934	$(42,271)	$(205,454)	$(56,812)
Net increase (decrease) in cash and cash equivalents	15	7,402	1,414	(47,959)	348	(38,780)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	15	12,910	1,414	47,895	348	62,582

22. Subsequent Events

On October 19, 2016, the Company’s board of directors declared cash distributions of $0.03 per share for the months of October, November and December 2016. The October distribution is payable on November 15, 2016, to shareholders of record as of October 31, 2016. The November distribution is payable on December 15, 2016, to shareholders of record as of November 30, 2016. The December distribution is payable on January 13, 2016, to shareholders of record as of December 30, 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2015 contained in our Form 10-K (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this Form 10-Q (the “Quarterly Report”) contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from historical or future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Quarterly Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, and HCC include base management fees and incentive fees earned from managing our family of investment partnerships and a publicly-traded specialty finance company. Earned base management fees are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. We also earn incentive fees based upon the performance of investment funds and accounts. For most of the funds, such fees are based on a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For private equity funds, incentive fees are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Generally, we do not earn management fees on assets calculated on an average assets under management (“AUM”) basis.

As of September 30, 2016 the contractual base management fees earned from each of these investment funds or company ranged between 1% and 2% of assets under management or between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the collateralized loan obligations (“CLOs”) we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At September 30, 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM and HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015
Funds Managed by HCS, JMPAM or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$482,896	$401,906		$6,087		$3,570
Harvest Agriculture Select (2)	129,682	143,983		10,484		17,007
Harvest Technology Partners	42,630	46,343		8,123		10,788
Harvest Financial Partners (3)	-	39,732		-		7,223
Private Equity Funds:
Harvest Growth Capital LLC	22,229	27,859		971		1,205
Harvest Growth Capital LLC II	129,113	124,100		2,806		2,758
Harvest Intrexon Enterprise Fund	245,156	239,531		1,500		1,500
JMP Realty Partners I (4)	16,981	-		1,681		-
Other	7,025	-		N/A		N/A
Funds of Funds:
JMP Masters Fund (3)	4,002	5,110		5		19
Loans:
Harvest Capital Credit Corporation	141,204	141,949		N/A		N/A
HCS, JMPAM and HCAP Advisors Totals	$1,220,918	$1,170,513		$31,657		$44,070

CLOs and Other Managed by JMPCA:
CLO I (5)	258,130	331,740		N/A		N/A
CLO II (5)	331,808	332,243		N/A		N/A
CLO III (5)	361,294	360,781		N/A		N/A
Assets Referenced in TRS (6)	131,854	108,078		N/A		N/A
JMPCA Totals	$1,083,086	$1,132,842	$	N/A	$	N/A

JMP Group LLC Totals	$2,304,004	$2,303,355		$31,657		$44,070
(1)

For hedge funds, funds of funds, HGC, HGC II, and Other, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”) and JMP Realty Partners I (“JMPRP”), assets under management represent the commitment amount that is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Agriculture Select (“HAS”), and Harvest Financial Partners (“HFP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	HFP closed on August 31, 2016. JMP Masters began the process of liquidation on December 31, 2015.
(4)	JMPRP was launched in September 2016.
(5)	CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at September 30, 2016 and December 31, 2015.
(6)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS and JMPAM
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	98,289	30,581	-	128,870
Redemptions	(96,305)	-	(1,184)	(97,489)
Distributions from realization event	-	(138)	-	(138)
Appreciation	21,260	(1,429)	76	19,907
AUM at September 30, 2016	$655,208	$420,504	$4,002	1,079,714

	Funds Managed by HCS
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Contributions	75,347	235,592	-	310,939
Redemptions	(186,770)	-	(4,152)	(190,922)
Distributions from realization event	-	(3,051)	-	(3,051)
Appreciation	9,262	1,592	6,550	17,404
AUM at September 30, 2015	$618,082	365,192	43,728	1,027,002

AUM related to hedge funds, private equity funds and funds of funds increased $51.1 million, or 5.0%, from $1,028.6 million at December 31, 2015 to $1,079.7 million at September 30, 2016. This increase was primarily attributed to capital contributions of $128.9 million in the hedge funds and private equity funds managed by HCS and JMPAM and appreciation of $21.3 million in the funds managed by HCS and JMPAM, partially offset by redemptions of $96.3 million related to funds managed by HCS. The increase of capital contributions was driven by the launch of JMPRP in September 2016 and related capital commitments. The redemptions were driven by the closure of HFP in August 2016.

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

(In thousands)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1), (2)	$-	-	-	$(112)	69	-
Harvest Small Cap Partners	(88)	1,913	(135)	400	1,624	2,153
Harvest Agriculture Select (1)	102	317	1	(421)	302	-
Harvest Technology Partners	22	82	-	60	82	1
Harvest Financial Partners	278	20	6	(34)	52	-
Private Equity Funds:
Harvest Growth Capital LLC	(70)	-	-	(174)	-	130
Harvest Growth Capital II LLC	49	246	-	(110)	281	-
Harvest Intrexon Enterprise Fund	(8)	613	-	(18)	697	-
JMPRP (3)	-	15	-	-	-	-
Other	-	2	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	13	9	-	(1)	102	2
Loans:
Harvest Capital Credit Corporation	N/A	725	149	N/A	715	545
CLOs and TRS:
CLO I (4)	N/A	383	-	N/A	486	-
CLO II (4)	N/A	424	-	N/A	415	-
CLO III (4)	N/A	303	-	N/A	202	-
Assets Referenced in TRS (5)	N/A	63	75	N/A	63	-
Totals	$298	$5,115	$96	$(410)	$5,090	$2,831

(1)	HOP II, HAS and HFP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015. JMP Masters began the process of liquidation on December 31, 2015. HFP was liquidated on August 31, 2016, and its assets were distributed to its partners in September 2016.

(3)	JMPRP was launched in September 2016.
(4)	Revenues earned from CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

(In thousands)	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Opportunity Partners II (1), (2)	$-	-	-	$(1,089)	$354	$-
Harvest Small Cap Partners	201	5,601	5,378	382	5,256	2,146
Harvest Agriculture Select (1)	(79)	950	1	468	839	116
Harvest Technology Partners	(156)	249	-	1,318	235	18
Harvest Financial Partners	(57)	122	6	4	168	12
Private Equity Funds:
Harvest Growth Capital LLC	(240)	-	-	(234)	(6)	130
Harvest Growth Capital II LLC	49	738	-	194	844	-
Harvest Intrexon Enterprise Fund	(23)	1,870	-	(18)	697	-
JMPRP (3)	-	15	-	-	-	-
Other	-	2	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	24	30	-	10	311	16
REITs:
New York Mortgage Trust	-	-	-	-	-	1,197
Loans:
Harvest Capital Credit Corporation	N/A	2,206	1,275	N/A	1,978	1,451
CLOs and TRS:
CLO I (4)	N/A	1,223	-	N/A	1,485	-
CLO II (4)	N/A	1,254	-	N/A	1,243	-
CLO III (4)	N/A	705	-	N/A	582	-
Assets Referenced in TRS (5)	N/A	188	75	N/A	86	-
Totals	$(281)	$15,153	$6,735	$1,035	$14,072	$5,086
(1)	HOP II, HAS and HFP include managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)

HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015. JMP Masters began the process of liquidation on December 31, 2015. HFP was liquidated on August 31, 2016, and its assets were distributed to its partners in September 2016.

(3)	JMPRP was launched in September 2016.
(4)	Revenues earned from CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

Principal Transactions

Principal transaction revenues includes realized and unrealized net gains and losses resulting from our principal investments, which include investments in equity and other securities for our own account and as the general partner of funds managed by us, warrants we may receive from certain investment banking assignments, as well as limited partner investments in private funds managed by third parties. In addition, we invest a portion of our capital in a portfolio of equity securities managed by HCS and in side-by-side investments in the funds managed by us. In certain cases, we also co-invest alongside our institutional clients in private transactions resulting from our investment banking business. Principal transaction revenues also include equity method investments in certain real estate funds.

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

Non-controlling Interest

Non-controlling interest for both the nine months ended September 30, 2016 and 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

On September 30, 2014, the Company closed on a $370.5 million CLO. The senior notes offered in this transaction were issued by CLO III, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes are subject to a two-year non-call period. The CLO has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company, through a wholly-owned subsidiary, manages CLO III and as of September 30, 2014, the Company owned 13.5% of the subordinated notes of the issuer. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership from 13.5% to 46.7%.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change from 2015 to 2016		Nine Month Change from 2015 to 2016
	2016	2015	2016	2015	$	%	$	%
Revenues
Investment banking	$15,048	$11,918	$41,719	$53,943	$3,130	26.3%	$(12,224)	-22.7%
Brokerage	5,015	6,046	16,921	18,515	(1,031)	-17.1%	(1,594)	-8.6%
Asset management fees	4,044	6,963	18,958	16,346	(2,919)	-41.9%	2,612	16.0%
Principal transactions	2,764	(1,440)	10,326	5,161	4,204	291.9%	5,165	100.1%
Gain (loss) on sale, payoff and mark-to-market of loans	(52)	30	(961)	(1,680)	(82)	-273.3%	719	42.8%
Net dividend income	230	263	736	710	(33)	-12.5%	26	3.7%
Other income	262	(279)	534	523	541	193.9%	11	2.1%
Non-interest revenues	27,311	23,501	88,233	93,518	3,810	16.2%	(5,285)	-5.7%

Interest income	11,472	12,675	35,997	38,253	(1,203)	-9.5%	(2,256)	-5.9%
Interest expense	(8,212)	(7,523)	(24,297)	(22,197)	(689)	9.2%	(2,100)	9.5%
Net interest income	3,260	5,152	11,700	16,056	(1,892)	-36.7%	(4,356)	-27.1%

(Provision) reversal for loan losses	104	(563)	(980)	(75)	667	-118.5%	(905)	1206.7%

Total net revenues after provision for loan losses	30,675	28,090	98,953	109,499	2,585	9.2%	(10,546)	-9.6%

Non-interest expenses
Compensation and benefits	22,167	21,949	70,273	76,537	218	1.0%	(6,264)	-8.2%
Administration	1,808	1,719	5,640	5,704	89	5.2%	(64)	-1.1%
Brokerage, clearing and exchange fees	734	842	2,308	2,454	(108)	-12.8%	(146)	-5.9%
Travel and business development	1,019	1,101	3,548	3,334	(82)	-7.4%	214	6.4%
Communication and technology	1,033	964	3,093	2,916	69	7.2%	177	6.1%
Professional fees	1,119	1,252	3,245	3,266	(133)	-10.6%	(21)	-0.6%
Other	1,790	1,800	5,473	5,243	(10)	-0.6%	230	4.4%
Total non-interest expenses	29,670	29,627	93,580	99,454	43	0.1%	(5,874)	-5.9%
Income before income tax expense	1,005	(1,537)	5,373	10,045	2,542	165.4%	(4,672)	-46.5%
Income tax (benefit) expense	(597)	(343)	(793)	3,793	(254)	-74.1%	(4,586)	-120.9%
Net income (loss)	1,602	(1,194)	6,166	6,252	2,796	234.2%	(86)	-1.4%
Less: Net income (loss) attributable to non-controlling interest	941	1,797	4,029	5,309	(856)	-47.6%	(1,280)	-24.1%
Net income (loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943	$3,652	122.1%	$1,194	126.6%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Overview

Total net revenues after provision for loan losses increased $2.6 million, or 9.2%, from $28.1 million for the quarter ended September 30, 2015 to $30.7 million for the quarter ended September 30, 2016, resulting from a $3.8 million increase in non-interest revenues, a $0.7 million reversal in provision for loan losses, partially offset by a decline in net interest income of $1.9 million.

Non-interest revenues increased $3.8 million, or 16.2%, from $23.5 million for the quarter ended September 30, 2015 to $27.3 million for the quarter ended September 30, 2016.This increase was primarily driven by a $4.2 million in principal transactions and $3.1 million in investment banking, partially offset by a $2.9 million decrease in asset management and $1.0 million in brokerage revenues.

Provision for loan losses decreased $0.7 million from $0.6 million for the quarter ended September 30, 2015 to a $0.1 million reversal for the quarter ended September 30, 2016. Total non-interest expenses were $29.6 million and $29.7 million for the quarters ended September 30, 2015 and 2016, respectively.

Net income attributable to JMP Group LLC increased $3.7 million, or 122.1%, from a $3.0 million loss after an income tax benefit of $0.3 million for the quarter ended September 30, 2015 to $0.7 million after an income tax benefit of $0.6 million for the quarter ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Overview

Total net revenues after provision for loan losses decreased $10.5 million, or 9.6%, from $109.5 million for the nine months ended September 30, 2015 to $99.0 million for the nine months ended September 30, 2016, resulting from a decline in non-interest revenues of $5.3 million, a decline in net interest income of $4.4 million, and an increase in provision for loan losses of $0.9 million.

Non-interest revenues decreased $5.3 million, or 5.7%, from $93.5 million for the nine months ended September 30, 2015 to $88.2 million in the same period in 2016. This decrease was primarily driven by a $12.2 million decline in investment banking, partially offset by a $5.2 million increase in principal transactions.

Provision for loan losses increased $0.9 million from $0.1 million for the nine months ended September 30, 2015 to $1.0 million for the nine months ended September 30, 2016.

Total non-interest expenses decreased $5.9 million, or 5.9%, from $99.5 million for the nine months ended September 30, 2015 to $93.6 million for the nine months ended September 30, 2016, primarily due to a $6.3 million decline in compensation and benefits.

Net income attributable to JMP Group LLC increased $1.2 million, or 126.6%, from $0.9 million after income tax expense of $3.8 million for the nine months ended September 30, 2015 to $2.1 million after income tax benefit of $0.8 million for the nine months ended September 30, 2016.

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

	Three Months Ended September 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$15,048	$-	$15,048	$-	$-	$15,048
Brokerage	5,015	-	5,015	-	-	5,015
Asset management related fees	3	5,296	5,299	-	(1,422)	3,877
Principal transactions	-	-	-	3,342	-	3,342
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	32	-	32
Net dividend income	-	-	-	261	-	261
Net interest income	-	-	-	2,057	-	2,057
Reversal of provision for loan losses	-	-	-	17	-	17
Adjusted net revenues	20,066	5,296	25,362	5,709	(1,422)	29,649

Non-interest expenses
Non-interest expenses	19,332	5,176	24,508	4,308	(1,422)	27,394

Operating pre-tax net income	734	120	854	1,401	-	2,255

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	279	46	325	(966)	-	(641)

Operating net income	$455	$74	$529	$2,367	$-	$2,896

	Three Months Ended September 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$11,918	$-	$11,918	$-	$-	$11,918
Brokerage	6,046	-	6,046	-	-	6,046
Asset management related fees	-	7,614	7,614	-	(1,547)	6,067
Principal transactions	-	-	-	(253)	-	(253)
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	145	-	145
Net dividend income	-	-	-	263	-	263
Net interest income	-	-	-	2,879	-	2,879
Provision for loan losses	-	-	-	-	-	-
Adjusted net revenues	17,964	7,614	25,578	3,034	(1,547)	27,065

Non-interest expenses
Non-interest expenses	17,091	6,300	23,391	4,383	(1,547)	26,227

Operating pre-tax net income	873	1,314	2,187	(1,349)	-	838

Income tax expense (assumed rate of 38% for Operating Platforms)	332	499	831	(1,251)	-	(420)

Operating net income	$541	$815	$1,356	$(98)	$-	$1,258

	Nine Months Ended September 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$41,719	$-	$41,719	$-	$-	$41,719
Brokerage	16,921	-	16,921	-	-	16,921
Asset management related fees	-	21,721	21,721	123	(4,057)	17,787
Principal transactions	-	-	-	12,412	-	12,412
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(635)	-	(635)
Net dividend income	-	-	-	828	-	828
Net interest income	-	-	-	6,431	-	6,431
Provision for loan losses	-	-	-	(795)	-	(795)
Adjusted net revenues	58,640	21,721	80,361	18,364	(4,057)	94,668

Non-interest expenses
Non-interest expenses	57,637	20,473	78,110	14,857	(4,057)	88,910

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	1,003	1,248	2,251	3,507	-	5,758

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	383	473	856	(2,720)	-	(1,864)

Operating net income	$620	$775	$1,395	$6,227	$-	$7,622

	Nine Months Ended September 30, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$53,943	$-	$53,943	$-	$-	$53,943
Brokerage	18,515	-	18,515	-	-	18,515
Asset management related fees	-	19,647	19,647	(21)	(4,436)	15,190
Principal transactions	1,135	-	1,135	4,585	-	5,720
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,054)	-	(1,054)
Net dividend income	-	-	-	709	-	709
Net interest (expense) income	-	-	-	9,221	-	9,221
Reversal of provision for loan losses	-	-	-	698	-	698
Adjusted net revenues	73,593	19,647	93,240	14,138	(4,436)	102,942

Non-interest expenses
Non-interest expenses	63,415	17,223	80,638	13,439	(4,436)	89,641

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	10,178	2,424	12,602	699	-	13,301

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	3,867	920	4,787	(2,725)	-	2,062

Adjusted operating net income	$6,311	$1,504	$7,815	$3,424	$-	$11,239

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three and nine months ended September 30, 2015 and 2016.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating net income	$2,896	$1,258	$7,622	$11,239
Addback of Segment Income tax expense (benefit)	(641)	(420)	(1,864)	2,062
Total Segments operating pre-tax net income	$2,255	$838	$5,758	$13,301
Subtract / (Add back)
Share-based compensation expense	274	329	770	1,818
Deferred compensation program accounting adjustment	1,126	1,801	1,046	4,539
RSUs granted post IPO	309	236	513	1,018
Net unrealized loss on strategic equity investments and warrants.	435	1,479	(329)	648
General loan loss reserve for the CLOs	(76)	327	(109)	542
Depreciation of commercial real estate in underlying investments	123	-	2,523	-
Total Consolidation Adjustments and Reconciling Items	2,191	4,172	4,414	8,565
Consolidated pre-tax net income attributable to JMP Group LLC	$64	$(3,334)	$1,344	$4,736

Income tax expense (benefit)	(597)	(343)	(793)	3,793
Consolidated Net Income (Loss) attributable to JMP Group LLC	$661	$(2,991)	$2,137	$943

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $3.1 million, or 26.3%, from $11.9 million for the quarter ended September 30, 2015 to $15.0 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 42.4% for the quarter ended September 30, 2015 to 49.1% for the quarter ended September 30, 2016.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	12	$6,243	11	$9,876	1	$(3,633)	-36.8%
Debt and convertible securities	3	1,355	3	190	0	1,165	613.2%
Private capital markets and other	2	1,531	0	290	2	1,241	427.9%
Strategic advisory	6	5,919	3	1,562	3	4,357	278.9%
Total transactions	23	$15,048	17	$11,918	6	$3,130	26.3%

The increase in investment banking revenues was attributed to additional strategic advisory revenues, partially offset by declines in public equity revenues in the quarters ended September 30, 2016, compared to the same period in prior year. The increase was driven by additional executed transactions, partially offset by a 7% decline in average revenues per transaction. We acted as a lead manager for three transactions for both the quarters ended September 30, 2015 and September 30, 2016.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $1.0 million, or 17.1% from $6.0 million for the quarter ended September 30, 2015 to $5.0 million for the same period in 2016. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.5% for the quarter ended September 30, 2015 to 16.3% for the quarter ended September 30, 2016. On an operating basis, brokerage revenues were 22.4% and 16.9% for the quarters ended September 30, 2015 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2016	2015
Base management fees:
Fees reported as asset management fees	$4,160	$4,131
Less: Non-controlling interest in HCAP Advisors	(355)	(350)
Total base management fees	3,805	3,781

Incentive fees:
Fees reported as asset management fees	$(116)	$2,832
Less: Non-controlling interest in HCAP Advisors	(74)	(267)
Total incentive fees	(190)	2,565

Other fee income:
Fundraising and other income:	$262	$(279)
Total other fee income	262	(279)

Asset management related fees:
Fees reported as asset management fees	$4,044	$6,963
Fees reported as other income	262	(279)
Less: Non-controlling interest in HCAP Advisors	(429)	(617)
Total Segment asset management related fee revenues	$3,877	$6,067

Fees reported as asset management fees were $7.0 million and $4.0 million for the quarters ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 24.8% for the quarter ended September 30, 2015 to 13.2% for the quarter ended September 30, 2016. Fees reported as other income were a loss of $0.3 million and income of $0.3 million for the quarters ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income were negative 1.0% and positive 0.9% for the quarters ended September 30, 2015 and 2016, respectively.

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

Total segment asset management related fee revenue decreased $2.2 million, from $6.1 million for the quarter ended September 30, 2015 to $3.9 million for the quarter ended September 30, 2016, which was primarily attributed to the $2.8 million decline in incentive fees. The decline was driven in the $2.2 million reduction of incentive fees related to Harvest Small Cap Partners (“HSCP”). On an operating basis, asset management related fees were 13.1% and 22.4% for the quarters ended September 30, 2016 and 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $4.2 million from a $1.4 million loss for the quarter ended September 30, 2015 to $2.8 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 5.1% for the quarter ended September 30, 2015 and positive 9.0% for the quarter ended September 30, 2016.

Total segment principal transaction revenues increased $3.6 million, from a loss of $0.3 million for the quarter ended September 30, 2015 to $3.3 million for the same period in 2016. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2015 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended September 30,
(In thousands)	2016	2015

Equity and other securities excluding non-controlling interest	$604	$(116)
Warrants and other investments	2,410	547
Investment partnerships	328	(684)
Total Segment principal transaction revenues	3,342	(253)
Operating adjustment addbacks	(578)	(1,187)
Total principal transaction revenues	$2,764	$(1,440)

The increase primarily reflects additional income from warrants and other investments, with additional increases related to equity and other securities and investment partnerships. Revenues from warrants and other investments increased by $1.9 million, primarily driven by a $1.9 million increase related to the Total Return Swap derivative. Revenues from investment partnerships increased $1.0 million, from a $0.7 million loss for the quarter ended September 30, 2015 to $0.3 million for the same period in 2016, primarily driven by a $0.5 million increase in Harvest Agriculture Select funds and a $0.3 million increase in Harvest Franchise Partners. In addition, revenues from equity and other securities increased from a $0.1 million loss for the quarter ended September 30, 2015 to $0.6 million for the same period in 2016. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 0.9% for the quarter ended September 30, 2015 to 11.3% for the quarter ended September 30, 2016.

Gain (loss) on Sale and Payoff of Loans

Gain on sale and payoff of loans was incurred in our Corporate segment. Gain on sale and payoff of loans decreased from a $30 thousand for the quarter ended September 30, 2015 to a $52 thousand loss for the quarter ended September 30, 2016. On a segment basis, gain on sale and payoff of loans was $32 thousand and $0.1 million for the quarters ended September 30, 2016 and 2015, respectively.

Net Dividend Income

Net dividend income was $0.3 million and $0.2 million for the quarters ended September 30, 2015 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2016	2015
CLO I loan contractual interest income	$2,186	$3,014
CLO I ABS issued contractual interest expense	(1,109)	(1,005)
Net CLO I contractual interest	1,077	2,009

CLO II loan contractual interest income	$3,943	$4,193
CLO II ABS issued contractual interest expense	(2,056)	(1,767)
Net CLO II contractual interest	1,887	2,426

CLO III loan contractual interest income	$4,562	$4,669
CLO III ABS issued contractual interest expense	(2,471)	(2,145)
Net CLO III contractual interest	2,091	2,524

Bond Payable interest expense	(1,900)	(2,272)

Less: Non-controlling interest in CLOs	(1,203)	(2,273)

Other interest income	105	465

Total Segment net interest income	$2,057	$2,879

Non-controlling interest in CLOs	1,203	2,273

Total net interest income	$3,260	$5,152

Net interest income decreased $1.9 million, from $5.2 million for the quarter ended September 30, 2015 to $3.3 million for the quarter ended September 30, 2016. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the quarter ended September 30, 2016 compared to the same period in 2015 as a result of the repayment of low cost AAA-rated ABS issued as well as increases in Libor. The decrease in interest earned at CLO II and CLO III was due to rising Libor increasing the cost of the liabilities but, because of Libor floors on most of the loans in the portfolios, not increasing the interest income. As a percentage of total net revenues after provision for loan losses, net interest income was 18.3% for the quarter ended September 30, 2015 and 10.6% for the quarter ended September 30, 2016.

Total segment net interest income decreased from $2.9 million for the quarter ended September 30, 2015 to $2.1 million for the quarter ended September 30, 2016. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 10.6% and 6.9% for the quarters ended September 30, 2015 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,186		$222,945	3.84%	0.71%	3.13%
CLO I ABS issued contractual interest expense	(1,109)		(250,464)	1.98%	0.71%	1.27%
CLO II loan contractual interest income	3,943		314,713	4.90%	0.67%	4.23%
CLO II ABS issued contractual interest expense	(2,056)		(316,200)	2.54%	0.67%	1.87%
CLO III loan contractual interest income	4,562		351,354	5.08%	0.67%	4.41%
CLO III ABS issued contractual interest expense	(2,471)		(332,100)	2.91%	0.67%	2.24%
Net CLO contractual interest	$5,055	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$3,014		$350,000	3.66%	0.30%	3.36%
CLO I ABS issued contractual interest expense	(1,005)		(347,309)	1.29%	0.30%	0.99%
CLO II loan contractual interest income	4,193		326,716	5.01%	0.29%	4.72%
CLO II ABS issued contractual interest expense	(1,767)		(317,398)	2.16%	0.29%	1.87%
CLO III loan contractual interest income	4,669		356,666	5.13%	0.29%	4.84%
CLO III ABS issued contractual interest expense	(2,145)		(332,100)	2.53%	0.29%	2.24%
Net CLO contractual interest	$6,959	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended September 30,
	2016	2015

CLO related provision	$104	$(563)
Non-CLO related provision	-	-
Provision for Loan Losses	$104	$(563)

Less: General reserves related to CLO II and
CLO III, and non-controlling interest	(87)	563

Segment Provision for Loan Losses	$17	$-

Provision for loan losses decreased $0.7 million, from $0.6 million for the quarter ended September 30, 2015 to a $0.1 million reversal for the same period in 2016. The reversal of general reserves in the third quarter of 2016 relates to the reduced loan portfolio. As a percent of net revenues after provision for loan losses, provision for loan losses were negative 2.0% for the quarter ended September 30, 2015 and 0.3% for the quarter ended September 30, 2016.

Total segment provision for loan losses decreased from zero for the quarter ended September 30, 2015 to a $17 thousand reversal for the quarter ended September 30, 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2015 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were zero and 0.1% for the quarters ended September 30, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $0.3 million, or 1.0%, from $21.9 million for the quarter ended September 30, 2015 to $22.2 million for the quarter ended September 30, 2016.

Employee payroll, taxes and benefits, and consultant fees were $11.6 million and $11.2 million for the quarters ended September 30, 2015 and 2016, respectively. Performance-based bonus and commission increased $0.7 million from $8.5 million for the quarter ended September 30, 2015 to $9.2 million for the quarter ended September 30, 2016.

Equity-based compensation was $1.9 million and $1.7 million for the quarters ended September 30, 2015 and 2016, respectively. The equity-based compensation included a $0.2 million decline related to RSUs.

Compensation and benefits as a percentage of revenues decreased from 78.1% of total net revenues after provision for loan losses for the quarter ended September 30, 2015 to 72.3% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $1.2 million from $19.0 million for the quarter ended September 30, 2015 to $20.3 million for the quarter ended September 30, 2016. As a percent of total segment net revenues, compensation and benefits were 77.8% and 68.4% for the quarters ended September 30, 2015 and 2016, respectively.

Administration

Administration expense increased $0.1 million, from $1.7 million for the quarter ended September 30, 2015 to $1.8 million for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 6.1% for the quarter ended September 30, 2015 to 5.9% for the same period in 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million and $0.7 million for the quarters ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.0% for the quarter ended September 30, 2015 to 2.4% for the same period in 2016.

Travel and Business Development

Travel and business development expenses decreased $0.1 million, from $1.1 million for the quarter ended September 30, 2015 to $1.0 million for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 3.9% and 3.3% for the quarters ended September 30, 2015 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.0 million for both the quarters ended September 30, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense were from 3.4% for both quarters ended September 30, 2015 and 2016.

Professional Fees

Professional fees decreased $0.2 million from $1.3 million for the quarter ended September 30, 2015 to $1.1 million for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 4.5% for the quarter ended September 30, 2015 to 3.6% for the same period in 2016.

Other Expenses

Other expenses were $1.8 million for both the quarters ended September 30, 2015 and 2016. Other expenses included a $0.1 million decline in depreciation, offset by increases in occupancy and other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 6.4 % and 5.8% for the quarters ended September 30, 2015 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest was $1.8 million and $0.9 million for the quarters ended September 30, 2015 and 2016, respectively. The decrease was mainly attributed to the purchase of $12.8 million of the unsecured subordinated notes from CLO III non-controlling interests in the quarter ended September 30, 2016, which decreased the non-controlling interest ownership from 86.5% to 53.3%. Non-controlling interest for the quarters ended September 30, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended September 30, 2016 and 2015, we recorded income tax benefit of $0.6 million and $0.3 million, respectively. The $0.3 million additional income tax benefit for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to a decrease of book income realized in the current quarter.

For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term. Segment income tax benefit increased $0.2 million, from a $0.4 million benefit for the quarter ended September 30, 2015 to $0.6 million for the quarter ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $12.2 million, or 22.7%, from $53.9 million for the nine months ended September 30, 2015 to $41.7 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 49.3% for the nine months ended September 30, 2015 to 42.2% for the same period ended September 30, 2016.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Public Equity	30	$15,217	72	$41,404	(42)	$(26,187)	-63.2%
Debt and convertible securities	10	2,174	14	4,549	(4)	(2,375)	-52.2%
Private capital markets and other	3	2,135	1	911	2	1,224	134.4%
Strategic advisory	15	22,192	9	7,079	6	15,113	213.5%
Total cash flows	58	$41,718	96	$53,943	(38)	$(12,225)	-22.7%

The decrease in investment banking revenues was attributed to declines in public equity revenues, partially offset by additional strategic advisory revenues in the nine months ended September 30, 2016, compared to the same period in prior year. The decrease was driven by a reduction in the number of executed transactions, partially offset by a 28% increase in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from 12 to three for the nine months ended September 30, 2015 and September 30, 2016, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $18.5 million and $16.9 million for the nine months ended September 30, 2015 and 2016, respectively. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 16.9% for the nine months ended September 30, 2015 to 17.1% for the nine months ended September 30, 2016. On an operating basis, brokerage revenues were 18.0% and 17.9% for the nine months ended September 30, 2015 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2016	2015
Base management fees:
Fees reported as asset management fees	$12,434	$11,260
Fees earned at HGC, HGC II and HCC LLC	(1,081)	(969)
Total base management fees	11,353	10,291

Incentive fees:
Fees reported as asset management fees	$6,524	$5,086
Fees earned at HGC, HGC II and HCC LLC	(624)	(710)
Total incentive fees	5,900	4,376

Other fee income:
Fundraising and other income:	$534	$523
Total other fee income	534	523

Asset management related fees:
Fees reported as asset management fees	$18,958	$16,346
Fees reported as other income	534	523
Fees earned at HGC, HGC II and HCC LLC	(1,705)	(1,679)
Total Segment asset management related fee revenues	$17,787	$15,190

Fees reported as asset management fees were $16.3 million and $19.0 million for the nine months ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 14.9% for the nine months ended September 30, 2015 to 19.2% for the same period in 2016. Fees reported as other income were $0.5 million for both the nine months ended September 30, 2015 and 2016. As a percentage of total net revenues after provision for loan losses, other income was 0.5% for both the nine months ended September 30, 2015 and 2016.

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

Total segment asset management related fee revenue increased $2.6 million, from $15.2 million for the nine months ended September 30, 2015 to $17.8 million for the same period ended September 30, 2016, which was primarily attributed to the $1.1 million increase in both management fees and incentive fees. The increase in incentive fees was driven by a $3.2 million increase related to incentives in Harvest Small Cap Partners, partially offset by $1.2 million in incentive fees earned from NYMT in 2015. Total base management fee increased $1.1 million, from $10.3 million for the nine months ended September 30, 2015 to $11.4 million for the same period in 2016, driven by $1.2 million earned at Harvest Intrexon Enterprise Fund, which launched in 2015. Other fee income was $0.5 million for both the nine months ended September 30, 2015 and 2016. On an operating basis, asset management related fees were 18.8% and 14.8% for the nine months ended September 30, 2016 and 2015, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $5.1 million from $5.2 million for the nine months ended September 30, 2015 to $10.3 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 4.7% for the nine months ended September 30, 2015 and 10.4% for the same period in 2016.

Total segment principal transaction revenues increased $6.7 million, from $5.7 million for the nine months ended September 30, 2015 to $12.4 million for the same period in 2016. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2015 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Nine Months Ended September 30,
	2016	2015

Equity and other securities excluding non-controlling interest	$116	$658
Warrants and other investments	12,652	4,168
Investment partnerships	(356)	894
Total Segment principal transaction revenues	12,412	5,720
Operating adjustment addbacks	(2,086)	(559)
Total principal transaction revenues	$10,326	$5,161

The increase primarily reflects additional revenue from warrants and other investments. Revenues from warrants and other investments increased by $8.5 million, primarily driven by the $6.0 million gain, recognized on the sale of our investment in RiverBanc LLC, the manager of a real estate investment platform, a $3.7 million gain related to the Total Return Swap derivative, partially offset by a $0.2 million decline in gains related to corporate finance warrants earned in 2015. Revenues from investment partnerships decreased $1.3 million, from $0.9 million for the nine months ended September 30, 2015 to a $0.4 million loss for the same period in 2016, primarily driven by a $1.4 million decrease in Harvest Technology Partners, a $0.6 million decline in our investment in Harvest Agriculture Select funds, partially offset by a $0.9 million increase in HOP II due to the fund’s closure in July 2015. In addition, revenues from equity and other securities decreased $0.6 million, from $0.7 million for the nine months ended September 30, 2015 to $0.1 million for the same period in 2016. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.6% for the nine months ended September 30, 2015 to 13.1% for the nine months ended September 30, 2016.

Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was incurred in our Corporate segment. Loss on sale and payoff of loans decreased from $1.7 million for the nine months ended September 30, 2015 to $1.0 million for the nine months ended September 30, 2016, respectively. On a segment basis, loss on sale and payoff of loans was $1.1 million and $0.6 million for the nine months ended September 30, 2015 and 2016.

Net Dividend Income

Net dividend income was $0.7 million for both the nine months ended September 30, 2015 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2016	2015
CLO I loan contractual interest income	$7,576	$9,642
CLO I ABS issued contractual interest expense	(3,285)	(2,956)
Net CLO I contractual interest	4,291	6,686

CLO II loan contractual interest income	$12,145	$12,397
CLO II ABS issued contractual interest expense	(6,011)	(5,150)
Net CLO II contractual interest	6,134	7,247

CLO III loan contractual interest income	$13,741	$13,844
CLO III ABS issued contractual interest expense	(7,232)	(6,323)
Net CLO III contractual interest	6,509	7,521

Bond Payable interest expense	(5,714)	(6,817)

Less: Non-controlling interest in CLOs	(5,269)	(13,177)

Other interest income	480	1,419

Total Segment net interest income	$6,431	$2,879

Non-controlling interest in CLOs	5,269	13,177

Total net interest income	$11,700	$16,056

Net interest income decreased $4.4 million from $16.1 million for the nine months ended September 30, 2015 to $11.7 million for the same period ended 2016. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in interest earned at CLO II and CLO III is due to rising Libor increasing the cost of the liabilities but, because of Libor floors, not increasing the interest income. As a percentage of total net revenues after provision for loan losses, net interest income was 14.7% for the nine months ended September 30, 2015 and 11.8% for the same period in 2016.

Total segment net interest income decreased from $9.2 million for the nine months ended September 30, 2015 to $6.4 million for the same period in 2016. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 9.0% and 6.8% for the nine months ended September 30, 2015 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$7,576		$261,856	3.80%	0.60%	3.20%
CLO I ABS issued contractual interest expense	(3,285)		(277,848)	1.78%	0.60%	1.18%
CLO II loan contractual interest income	12,145		320,382	4.98%	0.62%	4.36%
CLO II ABS issued contractual interest expense	(6,011)		(316,365)	2.49%	0.62%	1.87%
CLO III loan contractual interest income	13,741		351,848	5.13%	0.62%	4.51%
CLO III ABS issued contractual interest expense	(7,232)		(332,100)	2.86%	0.62%	2.24%
Net CLO contractual interest	$16,934	$	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$9,642		$347,361	3.66%	0.27%	3.39%
CLO I ABS issued contractual interest expense	(2,956)		(360,808)	1.23%	0.27%	0.96%
CLO II loan contractual interest income	12,397		327,843	4.99%	0.27%	4.72%
CLO II ABS issued contractual interest expense	(5,150)		(317,776)	2.14%	0.27%	1.87%
CLO III loan contractual interest income	13,844		354,425	5.15%	0.27%	4.88%
CLO III ABS issued contractual interest expense	(6,323)		(332,100)	2.51%	0.27%	2.24%
Net CLO contractual interest	$21,454	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Nine Months Ended September 30,
	2016	2015

CLO related provision	$(537)	$(75)
Non-CLO related provision	(443)	-
Provision for Loan Losses	$(980)	$(75)

Less: General reserves related to CLO II and
CLO III, and non-controlling interest	185	773

Segment Provision for Loan Losses	$(795)	$698

Provision for loan losses increased $0.9 million, from $0.1 million for the nine months ended September 30, 2015 to $1.0 million for the same period in 2016. $0.4 million of the increase relates to an allowance placed on our loan held for investment in the second quarter of 2016. The remaining increase primarily was attributed to the adjustment recorded in the second quarter of 2015 to the CLO I general reserve, to reflect its improved credit profile and outlook. As a percent of net revenues after provision for loan losses, provision for loan losses were 0.1% for the nine months ended September 30, 2015 and negative 1.0% for the same period ended 2016.

Total segment provision for loan losses increased from $0.7 million reversal for the nine months ended September 30, 2015 to $0.8 million for the nine months ended September 30, 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2015 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 0.7% and 0.8% for the nine months ended September 30, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $6.2 million, or 8.2%, from $76.5 million for the nine months ended September 30, 2015 to $70.3 million for the same period ended September 30, 2016.

Employee payroll, taxes and benefits, and consultant fees were $34.6 million and $34.5 million for the nine months ended September 30, 2015 and 2016, respectively. Performance-based bonus and commission decreased $4.2 million from $35.7 million for the nine months ended September 30, 2015 to $31.5 million for the same period in 2016. The decrease was primarily attributed to a new commission plan that was implemented in the third quarter of 2015. Equity-based compensation was $6.3 million and $4.2 million for the nine months ended September 30, 2015 and 2016, respectively. The equity-based compensation included a $1.0 million decline in share options and share appreciation rights and a $1.1 million decline related to RSUs.

Compensation and benefits as a percentage of revenues increased from 69.9% of total net revenues after provision for loan losses for the nine months ended September 30, 2015 to 71.0% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $1.3 million from $68.3 million for the nine months ended September 30, 2015 to $67.0 million for the same period ended September 30, 2016. As a percent of total segment net revenues, compensation and benefits were 66.3% and 70.7% for the nine months ended September 30, 2015 and 2016, respectively.

Administration

Administration expense decreased $0.1 million, from $5.7 million for the nine months ended September 30, 2015 to $5.6 million for the nine months ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.2% for the nine months ended September 30, 2015 to 5.7% for the same period in 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.5 million and $2.3 million for the nine months ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.2% for the nine months ended September 30, 2015 to 2.3% for the same period in 2016.

Travel and Business Development

Travel and business development expenses increased $0.2 million, from $3.3 million for the nine months ended September 30, 2015 to $3.5 million for the nine months ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 3.0% and 3.6% for the nine months ended September 30, 2015 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $2.9 million and $3.1 million for the nine months ended September 30, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.7% for the nine months ended September 30, 2015 to 3.1% for the same period in 2016.

Professional Fees

Professional fees decreased $0.1 million from $3.3 million for the nine months ended September 30, 2015 to $3.2 million for the nine months ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.0% for the nine months ended September 30, 2015 to 3.3% for the same period in 2016.

Other Expenses

Other expenses increased $0.3 million, or 5.8%, from $5.2 million for the nine months ended September 30, 2015 to $5.5 million for the nine months ended September 30, 2016. The increase was attributed to a $0.1 million increase in occupancy and a $0.1 million increase in depreciation. As a percentage of total net revenues after provision for loan losses, other expenses were 4.8% and 5.5% for the nine months ended September 30, 2015 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $5.3 million for the nine months ended September 30, 2015 to $4.0 million for the nine months ended September 30, 2016. The decrease was mainly attributed to the purchase of $12.8 million of the unsecured subordinated notes from CLO III non-controlling interests in the quarter ended September 30, 2016, which decreased the non-controlling interest ownership from 86.5% to 53.3%. Non-controlling interest for the nine months ended September 30, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the nine months ended September 30, 2016 and 2015, we recorded income tax benefit of $0.8 million and income tax expense of $3.8 million, respectively. The $4.6 million reduction in income expense for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to a one-time tax event in the prior year, triggered by the Reorganization Transaction.

For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term. Segment income tax expense decreased $3.9 million, from $2.1 million for the nine months ended September 30, 2015 to a $1.9 million tax benefit for the nine months ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2016 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2016, we had net liquid assets of $96.4 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At September 30, 2016 and December 31, 2015, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $6.9 million and $13.3 million, respectively, which represented 0.6% of total assets for both periods.

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

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, and $12.9 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II or CLO III, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At September 30, 2016, we had $823.7 million of loans collateralizing asset-backed securities, net, $123.0 million of restricted cash and $2.1 million of interest receivable funded by $857.4 million of asset-backed securities issued, net, and interest payable of $4.4 million. These assets and liabilities represented 81.3% of total assets and 83.8% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at September 30, 2016.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of September 30, 2016.

(Dollars in thousands)			As of September 30, 2016
Range of Outstanding Balance			Number of Loans	Maturity Date	Total Principal

$0	-	$500	66	10/2017 - 8/2023	$27,359
$500	-	$2,000	359	12/2016 - 9/2023	487,199
$2,000	-	$5,000	86	5/2017 - 9/2023	236,624
$5,000	-	$10,000	11	1/2017 - 9/2023	87,098
Total			522		$838,280

(Dollars in thousands)	As of September 30, 2016
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	99	$147,069	17.6%
B2	174	264,109	31.5%
B3	82	125,321	14.9%
Ba1	19	47,345	5.6%
Ba2	39	54,949	6.6%
Ba3	60	124,420	14.8%
Baa2	3	6,057	0.7%
Baa3	3	9,019	1.1%
Caa1	36	50,378	6.0%
Caa2	5	6,403	0.8%
Caa3	1	1,491	0.2%
WR	1	1,719	0.2%
Total	522	$838,280	100%

(Dollars in thousands)	As of September 30, 2016
	Number of Loans	Outstanding Balance	% of Outstanding Balance
Industry
Aerospace & Defense	18	$29,440	3.5%
Automobile	32	59,266	7.1%
Banking, Finance, Insurance & Real Estate	26	35,262	4.2%
Beverage, Food & Tobacco	22	42,429	5.1%
Broadcasting and Entertainment	2	2,280	0.3%
Capital Equipment	21	28,367	3.4%
Chemicals, Plastics and Rubber	17	36,417	4.3%
Construction & Building	14	17,913	2.1%
Consumer Goods: Durable	12	19,245	2.3%
Consumer Goods: Non-durable	5	6,030	0.7%
Containers, Packaging and Glass	17	23,386	2.8%
Diversified/Conglomerate Manufacturing	5	4,955	0.6%
Diversified/Conglomerate Service	4	10,528	1.3%
Ecological	1	936	0.1%
Energy: Electricity	7	16,275	1.9%
Energy: Oil & Gas	14	16,319	1.9%
Environmental Industries	14	18,994	2.3%
Electronics	3	13,361	1.6%
Farming & Agriculture	1	1,440	0.2%
Finance	1	231	0.0%
Forest Products & Paper	3	5,760	0.7%
Grocery	1	-	0.0%
Healthcare, Education & Childcare	6	12,046	1.4%
Healthcare & Pharmaceuticals	33	46,979	5.6%
High Tech Industries	29	38,192	4.5%
Home and Office Furnishings, Housewares and Durable Consumer Products	2	3,693	0.4%
Hotels, Motels, Inns and Gaming	5	27,256	3.3%
Hotel, Gaming & Leisure	25	35,747	4.3%
Insurance	2	3,011	0.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	8,291	1.0%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	1	694	0.1%
Media, Advertising, Printing & Publishing	5	6,602	0.8%
Media: Broadcasting & Subscription	16	26,227	3.1%
Media: Diversified & Production	1	2,903	0.3%
Metals & Mining	11	12,537	1.5%
Mining, Steel, Iron and Non-Precious Metals	3	5,634	0.7%
Personal & Non-Durable Consumer Products	1	1,200	0.1%
Personal Transportation	1	1,948	0.2%
Personal, Food & Misc Services	3	2,533	0.3%
Printing & Publishing	3	14,362	1.7%
Retail Store	35	53,331	6.4%
Services: Business	33	56,785	6.8%
Services: Consumer	19	32,463	3.9%
Telecommunications	16	22,619	2.7%
Textiles & Leather	1	1,602	0.2%
Transportation: Consumer	2	2,703	0.3%
Transportation: Cargo	16	17,892	2.2%
Utilities	7	9,284	1.1%
Wholesale	2	2,912	0.3%
	522	838,280	100%

Other Liquidity Considerations

As of September 30, 2016, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, between JMP Holding LLC and CNB, was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of September 30, 2016.

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

The Credit Agreement includes minimum fixed charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of September 30, 2016, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2016, was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of September 30, 2016.

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

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made in 2016.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
10/15/2015	12/31/2015	1/15/2016	$0.040
1/19/2016	1/29/2016	2/15/2016	$0.040
1/19/2016	2/29/2016	3/15/2016	$0.040
1/19/2016	3/31/2016	4/15/2016	$0.040
4/18/2016	4/29/2016	5/13/2016	$0.030
4/18/2016	5/31/2016	6/15/2016	$0.030
4/18/2016	6/30/2016	7/15/2016	$0.030
7/18/2016	7/29/2016	8/15/2016	$0.030
7/18/2016	8/31/2016	9/15/2016	$0.030

During the nine months ended September 30, 2016, the Company repurchased 786,099 of the Company’s shares at an average price of $5.33 per share for an aggregate purchase price of $4.2 million. 7,160 repurchased shares were deemed to have been repurchased in connection with employee stock plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were repurchased on the open market.

We had total restricted cash of $124.0 million comprised primarily of $122.9 million of restricted cash at JMP Investment Holdings on September 30, 2016. This balance was comprised of $10.0 million in interest received from loans in the CLOs, and $112.9 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the net proceeds to us from the funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company’s common shares, halting cash distributions on our common shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $29.1 million and $25.1 million, which were $28.1 million and $23.0 million in excess of the required net capital of $1.0 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 1.25 to 1 at September 30, 2016 and December 31, 2015, respectively.

A condensed table of cash flows for the nine months ended September 30, 2016 and 2015 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2015 to 2016
	2016	2015	$	%
Cash flows provided by (used in) operating activities	$5,092	$(11,304)	$16,396	145.0%
Cash flows provided by investing activities	106,378	29,336	77,042	262.6%
Cash flows used in financing activities	(91,353)	(56,812)	(34,541)	-60.8%
Total cash flows	$20,117	$(38,780)	$58,897	151.9%

Cash Flows for the Nine Months Ended September 30, 2016

Cash increased by $20.1 million during the nine months ended September 30, 2016, as a result of cash provided by investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $5.1 million of cash from the net income of $6.2 million, adjusted for the cash used by operating assets and liabilities of $9.3 million, and by non-cash revenue and expense items of $10.4 million. The cash used by the change in operating assets and liabilities included a decline of accrued compensation and other liabilities of $11.9 million, partially offset by a decline in receivables of $7.9 million and a $6.9 million decrease in marketable securities.

Our investing activities provided $106.4 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $279.4 million, and principal receipts on loans collateralizing asset-backed securities of $52.0 million, partially offset by $185.6 million funding of loans collateralizing ABS and $72.3 million increase in restricted cash for lending activities due trades made at the CLOs but not yet settled.

Our financing activities used $91.4 million of cash primarily due to $74.6 million repayment of ABS issued, $6.2 million distributions and distribution equivalents paid on common shares and RSUs and $5.9 million distributions to non-controlling shareholders.

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

 Contractual Obligations

As of September 30, 2016, our aggregate minimum future commitment on our leases was $20.8 million. See Note 13 of the Notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had unfunded commitments to lend of $52.7 million and $15.2 million and standby letters of credit of $1.2 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2016. These commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2016. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $21.6 million as of September 30, 2016. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $8.9 million as of September 30, 2016. The net potential loss in fair value for our marketable equity securities portfolio as of September 30, 2016, using a hypothetical 10% decline in prices, is estimated to be approximately $1.3 million. In addition, as of September 30, 2016, we have invested $29.5 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at September 30, 2016, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $2.9 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of September 30, 2016, approximately 92.2% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.95%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended September 30, 2016.

			Total Number of Shares	Maximum Number of
			Purchasedas Part of	Shares that May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
Period	of Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs (1)

July 1, 2016 to July 31, 2016	14,166	$5.40	14,166	1,257,094
August 1, 2016 to August 31, 2016	15,182	$5.37	15,182	1,241,912
September 1, 2016 to September 30, 2016	-	$ n/a	-	1,241,912
Total	29,348		29,348

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

Date: November 1, 2016

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.14	Amendment Number Two to Second Amended and Restated Credit Agreement, dated August 24, 2016, between JMP Holding LLC and City National Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).