Form 10-K
period 2016-12-31
JMP GROUP LLC
filed 2017-03-14
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36802

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

Large Accelerated Filer   ☐     Accelerated Filer   ☐    Non-Accelerated Filer   ☐     Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2016 as reported on The New York Stock Exchange was $58,627,531.

JMP Group LLC shares representing limited liability company interests outstanding as of February 28, 2017: 21,617,418.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2017 annual meeting of shareholders to be held in June 2017 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

•

the potential for impaired performance of our investment banking and sales and trading businesses due to a declining demand for our services or a declining market for securities of companies in our four target industries;

•	our ability to depend on follow-on offerings, PIPEs and registered direct offerings to generate corporate finance revenues;

•	the growth of our mergers and acquisitions and other strategic advisory business derived from our positions as a lead manager or senior co-manager of public and private securities offerings;

•	the opportunity to increase our representation of corporate clients as buyers and to grow our mergers and acquisitions and strategic advisory businesses;

•	our ability to succeed as a strategic advisor due to our ability to structure and execute complex transactions;

•	the possibility of generating stable or growing investment banking revenues due to our ability to engage in multiple types of transactions;

•	our plans to continue to focus our equity research and sales and trading products and services on small- and mid-capitalization companies in order to benefit institutional investors;

•	our expectations regarding the impact of the trend toward alternative trading systems and downward pricing pressure on trading commissions and spreads in the sales and trading business;

•	the impact on our brokerage or asset management business of additional rulemaking by the SEC with respect to soft dollar practices;

•

the characteristics of the asset management business, including its comparatively high margins, the recurring nature of its fee-based revenues and its dependence on intellectual capital, and our belief that this makes our asset management business less susceptible to competitive threats from larger financial institutions;

•	our expectations of a heightened demand for alternative asset management products and services;

•	our ability to increase assets under management and to develop new asset management products;

•	the fact that the past performance of our funds is not indicative of our future performance;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	the emergence of investment opportunities that offer attractive risk-adjusted returns on our investable assets;

•	our plans to grow our businesses both through internal expansion and through strategic investments, acquisitions or joint ventures;

•	our ability to take advantage of market opportunities as they arise, based on the strength of our capital position and the low level of leverage that we have traditionally employed;

•	our ability to realize revenues through gain on sale and payoff of loans and gain on repurchase of asset-backed securities;

•	our plans for the use of restricted cash to buy additional loans or pay down collateralized loan obligation notes;

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•

the nature of the competition faced in the financial services industry, particularly among investment banks and asset managers, and our expectations regarding trends and changes with respect to competing entities;

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•

our belief that continued future growth will require implementation of enhanced communications and information systems and the training of personnel or the hiring of an outsourced provider to operate such systems;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the fact that we do not anticipate that any tax adjustments will result in a material adverse affect on the our financial condition;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the fact that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months; and

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds, and our expected distribution rate.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These forward-looking statements may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A “Risk Factors” in this Form 10-K, including, but not limited to, the following factors:

•	the impact of multiple bookrunners, co-managers and multiple financial advisors on the competitive landscape and, in turn, on our revenues;

•	our ability to remain competitive with larger investment banks that provide commercial financing;

•	the impact of unsettled market conditions on our ability to serve as underwriter or placement agent;

•	the potential for uncertainty related to creditworthiness, volatility in the equity markets and diminished access to financing to impact our mergers and acquisitions and strategic advisory businesses;

•	the potential for volatility and weakness in the equity markets to adversely impact our sales and trading business, investment banking business and ability to manage exposure to market risks;

•

the impact of conditions in the global financial markets, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, energy prices, consumer confidence, unemployment, and geopolitical issues on our business and revenues;

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectations regarding the effect of a market downturn on transaction volume and, therefore, our revenues;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of securities-related write-downs on our securities trading revenues;

•	the impact of a market downturn on asset management fees;

•	the impact of the inability of companies to repay their borrowings on our principal investments;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential for governmental fiscal and monetary policy to have a negative impact on our business;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the impact on brokerage revenues of pricing arrangements with certain institutional sales and trading clients;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	any fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•	any exposure to volatile and illiquid securities and their impact on our business;

•	the impact of principal investment activities on our capital base;

•	the challenges posed when valuing non-marketable investments;

•

the impact of our increased leverage as a result of our January 2013 offering of 8.00% Senior Notes due 2023 (the “2013 Senior Notes”) and the January 2014 offering of 7.25% Senior Notes due 2021 (the “2014 Senior Notes,” together with the 2013 Senior Notes, the “Senior Notes”);

•	the impact of requirements by the SEC, the Financial Industry Regulatory Authority and various other self-regulatory organizations on our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by potential conflicts of interest, employee misconduct and business partner misconduct;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for market and non-market factors to impact our share price; and

•	any fluctuations in our share price related to the performance of our investment banking division.

The foregoing list of risks is not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risks, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform prior statements to actual results or revised expectations unless otherwise required by law.

Item 1.	Business

Overview

JMP Group LLC, together with its subsidiaries (collectively, “the Company”, “we” or “us”), is a diversified capital markets firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients as well as alternative asset management products and services to institutional investors and high-net-worth individuals. In addition, we manage and invest in corporate credit instruments through collateralized loan obligations and direct investments, and we serve as the investment advisor to a business development company under the Investment Company Act of 1940 (the “Investment Company Act”).

We focus our efforts on small and middle-market companies in the following four growth industries: technology, healthcare, financial services and real estate. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, West Palm Beach and the Atlanta and Minneapolis areas..

We provide our corporate clients with a wide variety of services, including strategic financial advice and capital raising solutions, sales and trading support, and equity research coverage. We provide institutional investors with capital markets intelligence and objective, informed investment recommendations about individual equities that are not widely followed. We believe that our concentration on small and middle-market companies, as well as our broad range of product offerings, positions us as a leader in what has traditionally been an underserved and high-growth market.

The selection of our four target industries, the development of multiple products and services, and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. We have been able to balance fluctuations in revenue streams from our investment banking activities, incentive-based asset management fees and principal investments with more stable revenue streams from our sales and trading commissions and base asset management fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets conditions.

In 2009, as part of our ongoing efforts to diversify our asset management business, we acquired a corporate credit business that operates as a manager of CLOs and has since been renamed JMP Credit Advisors LLC (“JMP Credit Advisors”). As of December 31, 2016, JMP Credit Advisors managed three CLOs with approximately $0.9 billion of assets under management. In February 2011, we launched a specialty finance company that provides customized financing to small and midsized businesses. In May 2013, this specialty finance company converted into a business development company under the Investment Company Act named Harvest Capital Credit Corporation (“HCC”) and completed an initial public offering. We are serving as HCC’s investment advisor through HCAP Advisors LLC (“HCAP Advisors”), our majority-owned subsidiary. In May 2015, JMP Investment Holdings LLC (“JMP Investment Holdings”) formed a 100% owned special purpose vehicle, JMP Credit Advisors TRS Ltd, to enter into a total return swap (“TRS”), giving us the ability to warehouse loans that may serve as collateral for an additional CLO in the future, if market conditions are favorable.

JMP Group Inc. was incorporated in Delaware in January 2000, and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed our initial public offering in May 2007 and a reorganization transaction in January 2015, pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Reorganization Transaction was previously announced by JMP Group Inc. in a current report on Form 8-K filed with the SEC on August 20, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015 (the “January Form 8-K”) in order to establish JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act. References to JMP Group LLC in this Annual Report on Form 10-K that include any period before the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”), our asset management business through Harvest Capital Strategies LLC (“HCS”), JMP Asset Management LLC (“JMPAM”) and HCAP Advisors, our corporate credit business through JMP Investment Holdings and JMP Credit Advisors, and certain principal investments through JMP Capital LLC (“JMP Capital”).

JMP Securities is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. JMP Securities provides equity research, sales and trading to institutional brokerage clients and capital raising and strategic advisory services to corporate clients. As of December 31, 2016, JMP Securities had 181 full-time employees, including 49 in equity research, 35 in sales and trading, 55 in investment banking and 42 in operations and administration.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS, including a family of long/short equity hedge funds and private equity funds. JMPAM is the investment manager of JMP Realty Partners I LLC, a real estate private equity fund that completed an initial round of fundraising in September 2016 and invests opportunistically in real estate assets. HCAP Advisors is a majority-owned subsidiary and manages the investment activities of HCC, a business development company focused on providing customized financing solutions to small and midsized companies. As of December 31, 2016, HCS had 23 full-time employees, JMPAM had four and HCAP Advisors had six.

JMP Credit Advisors is a registered investment advisor under the Investment Advisers Act and is an asset management platform established to underwrite and manage investments in senior secured debt. JMP Credit Advisors and its subsidiaries, including Cratos CDO Management, LLC and Cratos Capital Management, LLC, actively manage JMP Credit Advisors CLO I, Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd (“CLO II”) and JMP Credit Advisors CLO III Ltd. (“CLO III”). As of December 31, 2016, JMP Credit Advisors had 14 full-time employees.

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

By focusing consistently on our target industries—technology, healthcare, financial services and real estate—we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small- and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or sale of the company. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting of a wide range of equity and debt securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings and follow-on offerings. We also arrange private investments in public equity (“PIPE”) transactions and privately negotiated, registered direct stock offerings on behalf of our publicly traded clients. For our privately held clients, we act as an agent in private placements of equity and debt securities. We typically place securities with our client base of institutional investors, private equity and venture capital funds and high-net-worth individuals.

Because our corporate clients are considered high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still private, in which case we may facilitate private placements of the client’s securities. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. Thereafter, if our client prepares for an initial public offering, we may be selected to serve as an underwriter of that offering and of any subsequent follow-on offerings. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, at the market offerings, PIPEs, registered direct offerings and private placements to continue to generate corporate finance revenues.

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

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our proprietary investment recommendations to our institutional brokerage clients. In addition, our sales and trading staff executes equity trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our customers. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to approximately 500 institutional clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are not widely evaluated by many other research providers. Many peer firms focused on small- and mid-capitalization companies have shut down or have been purchased by larger firms over the past two decades, while several of the very largest investment banking firms have failed or consolidated. As a result, the amount of market-making activity, liquidity and research coverage for smaller companies has decreased significantly. However, we continue to commit sales and trading resources to these companies with the belief that institutional investors require and value such specialized knowledge and service.

Our sales and trading personnel are also central to our ability to market equity offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of the securities offerings we manage. Our syndicate activities include coordinating the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating sector and cyclical changes, and producing action-oriented reports that will assist our clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide institutional investors with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research focuses on our four target industries—technology, healthcare, financial services and real estate—and on the following sectors underlying each industry:

Technology • Alternative Energy • Communications Infrastructure • Digital Media • Internet • Internet Security • Software • Storage	Healthcare • Biotechnology • Healthcare Facilities • Healthcare Services • Medical Devices & Supplies • Specialty Pharmaceuticals

Financial Services

•   Alternative Asset Managers

•   Commercial Finance

•   Consumer Finance

•   Financial Processing & Outsourcing

•   Financial Technology

•   Insurance

•   Investment Banks & Brokers

•   Mortgage Finance

•   Specialty Finance

Real Estate • Housing • Land Development • Lodging • Property Services • Real Estate Investment Trusts (REITs) • Residential Services

As of December 31, 2016, our research department included 25 publishing research analysts providing investment recommendations on 442 public companies divided among our four target sectors. Approximately 43% of the stocks under coverage had market capitalizations of less than $1.0 billion.

Asset Management

Through HCS, JMPAM and HCAP Advisors, we actively manage a family of two hedge funds, four private equity funds and one entity, HCC, formed to provide loans to small and midsized U.S. companies. As of December 31, 2016, we had a total of $1,155.0 million in client assets under management (including assets of employees and portfolio managers) and an additional $16.7 million of our own capital invested in these vehicles. In addition, as of December 31, 2016 we had invested $14.3 million in entities managed by certain third parties.

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately-held small and midsized U.S. companies. As of December 31, 2016, HCC’s portfolio consisted of 31 loans with an aggregate fair value of $134.1 million. As the investment advisor, HCAP Advisors earns a base management fee equal to 2% of the gross assets annually, excluding cash and cash equivalents, and an incentive fee of 20% of the net operating income, assuming that a hurdle rate of 8% is achieved, in addition to 20% of the realized gains, net of realized and unrealized losses, subject to a three-year high-water mark.

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

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may opportunistically identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to invest equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in the past we have made, and expect that in the future we may make, principal investments in selected cases and may be able to earn attractive returns on the capital committed.

Corporate Credit

JMP Credit Advisors serves as the investment manager to CLO I, CLO II and CLO III, which together had a diversified portfolio of 471 corporate loans with an aggregate par amount of $0.7 billion and restricted cash available to lend of $216.8 million as of December 31, 2016. For the year ended December 31, 2016, JMP Credit Advisors earned management fees of $4.2 million from CLO I, CLO II and CLO III. As we consolidate the CLOs in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from the CLOs are eliminated upon consolidation.

JMP Credit Advisors also provides HCC with administrative services and is thus reimbursed by HCC for expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement.

Competition

All areas of our business are subject to a high level of competition. The principal competitive factors influencing our business include the capabilities of our professionals, our industry focus and expertise, our client relationships, our professional reputation, our product and service offerings, and the quality and price of our products and services.

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial services industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, securities brokerage firms, merchant banks and financial advisory firms. Our focus on four target industries also subjects us to direct competition from a number of institutional brokerage firms and investment banking boutiques that specialize in providing services to these industries and their investors.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple bookrunners and co-managers, with bookrunners earning a disproportionately large portion of underwriting fees, has increased the competitive pressure in the investment banking industry while placing downward pressure on average transaction fees.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies, securities or real estate assets, and in the recruitment and retention of skilled asset management professionals.

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

Employees

As of December 31, 2016, we had 228 employees, including 89 managing directors. We believe that our managing directors and other professionals have been attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

Because we operate an investment bank and several different asset management platforms, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we apply quantitative analysis and sound practical judgment before engaging in transactions to ensure that appropriate risk mitigators are in place. We accomplish this objective by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions where we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment in order to assess the risk inherent in a transaction, and all significant investments must be approved by our investment committee and/or board of directors. All of our participations in underwritten offerings are evaluated and approved by a committee of key capital markets, investment banking, compliance and legal professionals. Our focus is balancing risk and return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

Our asset management subsidiaries, HCS, JMP Credit Advisors and HCAP Advisors, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

Accounting, Administration and Operations

Our accounting, administrative and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by National Financial Services LLC. All of our data processing functions are performed by our management information systems personnel. We believe that our continued future growth will require implementation of new and enhanced communications and information systems and training of our personnel or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov from which interested persons can electronically access our SEC filings.

We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of our website, located at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time we may use our website as a channel of distribution of material company information.

We also make available in the Investor Relations section of our website and will provide print copies to shareholders upon request (i) our corporate governance guidelines, (ii) our code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of our board of directors. These documents, as well as the information on our website, are not intended to be part of this Form 10-K, and inclusions of our internet address in this Form 10-K are inactive textual references only.

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

We focus principally on four target industries: technology, healthcare, financial services and real estate. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last decade, the mix of our investment banking revenues has shifted. In 2007, the year of our initial public offering, the financial services and real estate sectors, together, represented 48% of our total investment banking revenues; in 2016, these two sectors represented 34% of such revenues. While the healthcare sector constituted 23% of our total investment banking revenues in 2007, the sector constituted 48% of such revenues in 2016. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services, real estate and mortgage-related securities. These sectors have been negatively impacted by disruption in the financial markets and downturn in the general economy and the real estate market.

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

Our people are our most valuable resource. Our ability to obtain and successfully execute the transactions that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly our managing directors and the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high, and we encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, senior investment management personnel or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Our growth strategy also relies on our ability to attract and retain productive senior professionals across all of our businesses. Due to the relatively early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, it may take more than one year for us to determine whether new professionals will be effective and will generate profits, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.

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

The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors handling transactions, could adversely affect our revenues, even if the size and number of our investment banking transactions increases.

We are a relatively small investment bank with 181 employees as of December 31, 2016. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions continues to decline in response to current economic conditions, larger investment banking firms may seek to enter into engagements with smaller companies and to execute transactions that traditionally would have been considered too small for these firms.

If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, price, market focus and the relative quality and price of our services and products. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our investment banking business in the future as some of our competitors seek to obtain increased market share by reducing fees. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share in investment banking services and our ability to generate fees at historical levels.

We also face increased competition due to a trend in recent years toward consolidation among companies in the financial services industry. This trend was amplified due to the unprecedented disruption and volatility in the financial markets during the past several years; as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms may have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

Our share price has been volatile, and it may continue to be volatile in the future.

The market price of our shares could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our shares relative to that of shares of certain of our peer companies due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general;

•	the realization of any of the other risks described in this section;

•	sales of substantial numbers of our shares by our employees or other shareholders, or the possibility of such sales; and

•	changes in our distribution policy.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, and we may file a new shelf registration statement to replenish the number of securities registered. This shelf registration statement will enable us to sell, from time to time, our shares and other securities covered by the shelf registration statement in one or more public offerings. Sales of substantial numbers of our shares or other securities covered by the shelf registration statement may adversely affect the price of our shares. Declines in the price of our shares may adversely affect our ability to recruit and retain senior professionals, including our managing directors and other professionals. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our share price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction regardless of whether or not the contemplated transaction generates revenue. This risk may be intensified by our focus on growth companies in the technology, healthcare, financial services and real estate industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S., which fluctuates substantially from period to period. According to data from Thomson Reuters, a provider of global investment banking analysis and systems, the number of announced U.S. merger and acquisition transactions varied from approximately 6,480 in 2014 ($576.5 billion in deal value) to approximately 6,543 in 2015 ($682.1 billion in deal value) to approximately 6,914 in 2016 ($481.6 billion in deal value). The number of U.S. equity capital raising transactions varied from 1,027 in 2014 (raising $261.8 billion) to 883 in 2015 (raising $221.6 billion) to 756 in 2016 (raising $183.5 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our share price.

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

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance activities, merger and acquisition transactions (often as an advisor in the sale of a company) or other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our current engagements are successfully completed or terminated. As a result, high activity levels in any period are not necessarily indicative of continued high activity levels in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 18%, 18% and 15% of our net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients as measured by brokerage revenues have entered into arrangements with us and other investment banks under which they separate payments for research products or services from trading commissions for sales and trading services and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission directly to us, to another broker-dealer or to an independent research provider. If more such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, it may further increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high-quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of undertaking the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this trend and, as a result, we may be subject to increased risk. Conversely, if we do not have sufficient regulatory capital to do so, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

We may increasingly commit our own capital as part of our trading business to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations in a given period. We may also incur significant losses from our sales and trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets (i.e., have long positions) in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own (i.e., have short positions) in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

The asset management business is intensely competitive.

Over the past several years, the size and number of asset management funds, including hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, as institutional and individual investors allocate increasing amounts of capital to alternative investment strategies, the size and duration of pricing inefficiencies is reduced. Many alternative investment strategies seek to exploit these inefficiencies, and in certain industries this trend drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of the drive, focus and alignment of interest of an investment manager;

•	quality of service provided to, and duration of relationship with, investors;

•	business reputation; and

•	level of fees and expenses charged for services.

 We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

•	investors may develop concerns that we will allow a fund to grow to the detriment of its performance;

•

some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy-specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•

some of our competitors may perceive risk differently than we do which could allow those competitors either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

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

Poor investment performance may decrease assets under management and reduce revenues from, and the profitability of, our asset management business.

Revenues from our asset management business are primarily derived from asset management fees. Asset management fees are comprised of base management and incentive fees. Management fees are typically based on assets under management, and incentive fees are earned on a quarterly or annual basis only if the return on our managed accounts exceeds a certain threshold return, or “high-water mark,” for each investor. We will not earn incentive fee income during a particular period, even when a fund had positive returns in that period, if we do not generate cumulative performance that surpasses a “high-water mark.” If a fund experiences losses, we will not earn incentive fees with regard to investors in that fund until its returns exceed the relevant “high-water mark.”

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

To the extent that our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced, and our ability to grow existing funds and raise new funds in the future will likely be impaired.

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

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly to the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

We invest our own principal capital in equity securities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2016, our gross principal investments included $32.9 million invested in other investments, of which $16.7 million related to our family of funds, $1.3 million related to our total return swap, and $14.9 million to entities managed by third parties. We also had $18.7 million invested in marketable securities and $4.7 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which, as of December 31, 2016, are carried at $1.9 million net of reserves for credit losses. We have $83.6 million par value invested in the subordinated securities issued by the CLOs. In connection with the TRS, the Company posted $25.0 million as cash collateral. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors that have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past, and we may suffer losses from our principal investment activities in the future.

We have made and may in the future make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We may purchase equity securities and, to a lesser extent, debt securities in venture capital, seed and other high risk financings of early-stage, pre-public or “mezzanine stage,” and turnaround companies and distressed situations and in funds or other collective investment vehicles. We risk the loss of capital invested by us in these activities.

 We may use our capital, including on a leveraged basis, in principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of at least six months after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company, and resale of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been previously held would result in loses of potential incentive income and principal investments.

We may experience write-downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

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

In addition, in our principal investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write-downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

Difficult conditions in the global financial markets have negatively impacted, and may continue to negatively impact, our ability to generate business and revenues, which may cause significant fluctuations in our share price.

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment and geopolitical issues. Financial markets experienced extreme volatility and disruption from mid-2007 to early 2009, and challenging conditions persist. While financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about a global economic recovery. U.S. markets may also be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Britain’s June 23, 2016 referendum to exit the European Union, may cause further uncertainty and disruption for financial markets globally. Any negative impact on economic conditions and global markets from these developments could adversely affect our results of operations in future periods.

Weakness or disruption in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business in the past and could continue to do so in the future. Industry-wide declines in the size and number of underwritings and mergers and acquisitions have also had an adverse effect on our revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and merger and acquisition transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and managed accounts, and we may not be able to manage our investment management business’ exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions in the U.S. and globally could materially affect our business in other ways, including the following:

•	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

•

The number and size of merger and acquisition transactions or other strategic advisory engagements where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and diminished access to financing.

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

•

We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services, and such companies may be unable to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions and invest assets under management.

•

As an introducing broker to a clearing firm, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. Although we review credit exposure to specific customers, default risk may arise from events or circumstances that are difficult to detect or foresee. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

•

Competition in our investment banking and sales and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

•	Market volatility could result in lower prices for securities, which could result in reduced management fees calculated as a percentage of assets under management.

•	Market declines could increase claims and litigation, including arbitration claims from customers.

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

The amount and duration of our credit exposures have been increasing over the past year, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. In addition, particularly during market downturns, we may face additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

 Our businesses may be adversely affected by the disruptions in the credit markets, including reduced access to credit and liquidity and higher costs of obtaining credit.

Historically, we have satisfied our need for funding from internally generated funds, the net proceeds from our 2007 initial public offering, and our revolving credit facility with City National Bank. Further, in January 2013, we raised approximately $46.0 million from the sale of our 2013 Senior Notes, and, in January 2014, we raised an additional $48.3 million from the sale of our 2014 Senior Notes. In the event that existing internal and external financial resources were not to satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

Our clients engaging us with respect to merger and acquisition transactions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ mergers and acquisitions, particularly in the case of large transactions, and adversely affect our investment banking business and revenues.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2016, our total indebtedness was approximately $93.8 million, consisting of $45.9 million in principal amount of 8.00% Senior Notes due 2023 and $47.9 million principal amount of 7.25% Senior Notes due 2021. This indebtedness does not include asset-backed securities of CLO I, CLO II and CLO III, which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs, even though the CLOs are bankruptcy-remote entities with no recourse to us. This indebtedness also excludes the leverage in the TRS, which is not consolidated in our financial statements. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and outstanding borrowings under our credit facility;

•

a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes or fail to maintain a minimum level of liquidity, we could be in default on the Senior Notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the Senior Notes. In addition, we may incur additional indebtedness in the future; and, as a result, the related risks that we now face, including those described above, could intensify. A default, if not waived, could result in acceleration of the debt outstanding under the related agreement. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. The indentures for the Senior Notes do not restrict our ability to incur additional indebtedness.

Increases in short-term LIBOR interest rates could adversely affect the performance of our CLOs.

An increase in prevailing interest rates could adversely affect the return on equity of the CLOs we manage. Many of the loans in our CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so-called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset-backed securities also will increase, and the LIBOR floor benefit to us will decrease. This will diminish the return on equity that we hold in our CLOs, which could have an adverse impact on our results of operations.

We may not receive any return on our investment in the CLOs in which we have invested, and we may be unable to raise additional CLOs.

As of December 31, 2016, we had $83.6 million par value invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities in the future in CLOs managed by JMP Credit Advisors (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and over-collateralization coverage tests. Consequently, to the extent that the value of a CLO’s loan portfolio has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C-rated loans, the value of the subordinated securities could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

Our net interest income may decline if we are unable to reinvest our cash to generate a rate of return similar to what we have historically received from our investment in CLO I, or we are unable to reduce our long-term debt.

Our net interest income decreased $7.1 million, or 33.6%, from $21.1 million for 2015 to $14.0 million for 2016.  This decrease in net interest income is primarily attributed to the liquidation of our CLO I loan portfolio. This liquidation, in part, has resulted in investing activities providing $144.3 million of cash for 2016 which partially caused cash to increase by $16.9 from 68.6 million in 2015 to $85.5 million in 2016. Accordingly, we may be subject to reinvestment risk to the extent we are unable to reinvest our cash to generate a rate of return similar to what we have historically received from our investment in CLO I, or we are unable to reduce our long-term debt. If we do not find a suitable investment opportunity for our cash, we may receive less net interest income than we have received in prior years.

We expect to enter into warehouse agreements or total return swaps in connection with our potential investments in, and management of, CLOs and other investment products, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs and other investment products, we expect to enter into warehouse agreements and total return swaps with banks or other financial institutions, pursuant to which the warehouse or total return swap provider will finance the purchase of investments that will be ultimately included in a CLO or other investment product. For CLOs, these investments are primarily comprised of senior secured corporate loans rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse or TRS subject to the approval of the provider. If the relevant CLO transaction or other investment product is not issued or consummated, as applicable, the investments may be liquidated, and we may lose some or all of our equity or first loss investment in the warehouse or TRS facility if the value of the loans we purchased in it decreases. In addition, regardless of whether the CLO or other investment product is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we would have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse will vary and may not be limited to the amount, if any, that we invest in the related CLO or other investment product upon its issuance or consummation, as applicable. The exposure in connection with a TRS facility is the initial deposit plus any margin call amounts. Although we would expect to complete the issuance of a particular CLO or other investment product within six to nine months after establishing a related warehouse or TRS, we may not be able to complete the issuance within such expected time period or at all.

Changes in CLO spreads and an adverse market environment could continue to make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors and the CLO’s other expenses, as well as other factors. If this excess (also known as a CLO’s “arbitrage”) is not sufficient, it is difficult to raise equity capital for a new CLO. There may be sustained periods when market conditions are not sufficient for us to sponsor new CLOs, which could materially impair the growth of our business. During the recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in, and deferral of, investment advisory income and the reduction of assets under management.

Under the collateral management agreements between JMP Credit Advisors and the CLOs it manages, payment of management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of the subordinated management fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the senior notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the credit quality of the issuers of the collateral underlying the CLOs deteriorates or they default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by us, in the past we have both experienced declines in, and deferrals of, management fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our assets under management and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, we could experience additional declines, in and deferrals of, management fees.

Additionally, all or a portion of our investment advisory fees from the CLOs that we manage may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities, resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market value for purposes of over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by us, some CLOs have breached their over-collateralization tests, and we have therefore experienced, and may experience in the future, declines in, and deferrals of, management fees which could have a material and adverse effect on us.

We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

JMP Securities, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

•	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•

restricting us from withdrawing capital from our subsidiaries when our broker-dealer subsidiary has more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

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

Although we paid a quarterly dividend on our shares since our initial public offering through 2014, and began making monthly cash distributions in the first quarter of 2015, there can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders. Our board of directors may at any time modify or revoke our current distribution policy. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and, therefore, it is dependent upon cash distributions and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The Senior Notes were issued pursuant to an indenture, as supplemented, with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates us to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash distributions to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event that we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you paid.

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

In addition, we are deploying our own capital in our funds and in principal investments, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

We are exposed to the risk that third parties that owe us money, securities or other assets will not meet their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights with regard to third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure and those of the service providers upon which we rely, including other financial institutions or intermediaries, may malfunction or fail.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of complex transactions and securities across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses. If our financial, accounting data processing, or other operating systems and facilities fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology, administrative and operational infrastructure, including data centers, disaster recovery systems and wide area networks, as well as some trading applications. We are dependent on our service providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future disruptions will not occur, and any that may occur could be severe in nature. We also face the risk of operational failure, capacity constraints or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any such failure, constraint or termination of these intermediaries could adversely affect our ability to execute transactions and manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, serious weather conditions, earthquakes or other natural disasters, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in San Francisco, New York, Boston and Chicago work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. A cybersecurity incident affecting our computer systems, software and networks, or that of third-party vendors and clients, could subject us to significant liability and harm our reputation. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

In providing services to our clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we will be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. Any breach of these laws and regulations could subject us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. Any disclosure of sensitive or confidential information or data could damage our reputation and cause us to lose clients.

Associate misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.

There have been a number of highly-publicized cases involving fraud or other misconduct by associates in the financial services industry. There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our associates were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

We are subject to risks in using prime brokers and custodians.

Our asset management subsidiary and its managed funds depend on the services of prime brokers and custodians to settle and report securities transactions. In the event of the insolvency of a prime broker or custodian, our funds might not be able to recover equivalent assets in whole or in part, as they will rank among the prime broker’s and the custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, cash held by our funds with the prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

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

Firms in the financial services industry have been operating in a difficult regulatory environment, which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulatory authorities, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of types of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interest or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest and regularly review and update our policies, controls and procedures. However, appropriately addressing conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts of interest may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the U.S. reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

Asset management businesses have experienced a number of highly publicized regulatory inquiries that have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Although we do not act as an investment advisor to mutual funds, we are registered as an investment advisor with the SEC, and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. For example, the SEC recently instituted a permanent ban on “naked” short sales. In addition, the U.S. Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Recently enacted financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight of broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

Increased regulatory focus on alternative asset management companies and the financial industry could result in additional burdens on our business.

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. Notably, in the last few years, there were a number of enforcement actions within the industry. Recently, the SEC has announced that the 2017 examination priorities for the Office of Compliance Inspections and Examinations include such items as cybersecurity compliance and controls, how investment advisers are fulfilling their fiduciary duties and managing conflicts of interest with respect to public pension plan investors, and continuing their oversight of private fund advisers, focusing substantially on concerns related to transparency and disclosure practices. However, it is unclear whether the SEC and its staff will maintain the same level of enforcement activity after the 2016 presidential and congressional elections which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

Governmental fiscal and monetary policy could adversely affect our small business lending activities, financial position and profitability.

Our small business lending activities are affected by the fiscal and monetary policies of the federal government and its agencies. The Federal Reserve Board (“FRB”) regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are conducting open market operations, changing the discount rates of borrowings of depository institutions, and changing reserve requirements against depository institutions’ deposits. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The FRB’s policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin.

Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.

Many aspects of our business involve substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators arising in the normal course of business. We and other participants in the financial services industry face significant legal risks in our businesses and, in recent years, the volume of claims and financial value of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. Dissatisfied clients regularly make claims against securities firms and their employees for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss that may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Acts of fraud are difficult to detect and deter, and while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Additional risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or HCS for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law. At any point in time, the aggregate amount of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging to our business than to other businesses. Moreover, our role as advisor to our clients on important underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with merger and acquisition and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services; however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are, and may in the future be, subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects. In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys’ fees. Outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations as such fees arise. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve this litigation.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ and clients’ investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict our own ability or the ability of other funds to take any action.

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

We also have potential conflicts of interest with our investment banking and institutional clients, including situations in which our services to a particular client or to our own proprietary or fund investments conflict or are perceived to conflict with the interests of a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with which we do business.

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business and the price of our shares.

We are not an investment company under the Investment Company Act. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. However, we do commit some of our capital to principal investments. In addition, recent “risk retention” regulations in the European Union and under the Dodd-Frank Act require us to invest in the subordinated notes of the CLOs that we manage. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our shares.

Tax Risks to Holders of our Shares

If JMP Group LLC fails to satisfy the “qualifying income exception,” all of its income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and, thus, could result in a substantial reduction in the value of those shares.

Under current law and assuming full compliance with the terms of the Amended and Restated Limited Liability Company Agreement of JMP Group LLC (the “LLC agreement”) (and other relevant documents) and based upon factual representations that were made by us, we received an opinion of Orrick, Herrington & Sutcliffe LLP (“Orrick”) to the effect that JMP Group LLC will be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations that were made by us upon which Orrick relied relate to our organization, operation, assets, activities, income (including our ability to satisfy the qualifying income exception discussed below) and present and future conduct of our operations. Opinions of counsel, however, are not binding on the Internal Revenue Service (“IRS”), and no assurance can be given that the IRS will not assert, or that a court would not sustain, a contrary position.

In general, if a partnership is “publicly traded” (as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”)), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the conduct of a trade or business nor based, directly or indirectly, upon income or profits of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

If JMP Group LLC fails to satisfy the “qualifying income exception” described above, items of income, gain, loss, deduction and credit would not pass through to you, and you would be treated for U.S. federal (and certain state and local) income tax purposes as a shareholder in a corporation. In such case, JMP Group LLC would be required to pay U.S. federal income tax at regular corporate rates on all of its income. In addition, JMP Group LLC would likely be liable for state and local income and/or franchise taxes on all of its income. Distributions to holders of shares would constitute ordinary income taxable to such holders to the extent of JMP Group LLC’s earnings and profits, and these distributions would not be deductible by JMP Group LLC. Taxation of JMP Group LLC as a corporation could result in a material reduction in cash flow and after-tax return for holders of shares and, thus, could result in a substantial reduction in the value of those shares.

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

We could incur a significant tax liability if the IRS successfully asserts that the “anti-stapling” rules apply to JMP Group LLC’s investments in JMP Group Inc. and certain of our non-U.S. CLO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and, thus, could result in a reduction of the value of those shares.

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

JMP Group LLC intends to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Provided that the qualifying income exception is met, you will be subject to U.S. federal income taxation and applicable state, local and foreign income taxation, on your allocable share of JMP Group LLC’s taxable income, regardless of whether or when you receive cash distributions. In addition, certain of our investments, including investments in non-U.S. CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. You will be required to take such income into account in determining your taxable income, and you may not receive cash distributions equal to your tax liability attributable to your allocation of JMP Group LLC’s taxable income.

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

Subsequent to the Reorganization Transaction, JMP Group LLC incurred debt (including a 30-year promissory note (the “Promissory Note”)) for a variety of reasons. Under partnership tax accounting principles (which will apply to JMP Group LLC if the qualifying income exception is met), debt of JMP Group LLC generally will be allocable to holders of shares of JMP Group LLC, and the holders will include their respective allocable shares of the debt in the U.S. federal income tax basis of their shares of JMP Group LLC. A holder's U.S. federal income tax basis in shares will be adjusted for, among other things, distributions of cash and allocations of items of JMP Group LLC’s income, gain, loss and deduction. At the time when a holder of shares of JMP Group LLC later sells its shares, for U.S. federal income tax purposes, the holder’s amount realized on the sale will include not only the sales price of the shares but also the holder’s portion of outstanding indebtedness incurred by JMP Group LLC subsequent to the Reorganization Transaction that is allocable to those shares.

Tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of “unrelated business taxable income.”

An organization that is otherwise exempt from U.S. federal income taxation is nonetheless subject to U.S. federal income taxation with respect to its “unrelated business taxable income” (“UBTI”). Because we recently incurred “acquisition indebtedness” (such as the Promissory Note) with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for U.S. federal income tax purposes), a proportionate share of your income from JMP Group LLC with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of shares of JMP Group LLC will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI would have adverse consequences. Tax-exempt holders of our shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our shares.

There can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to non-U.S. holders.

While it is expected that JMP Group LLC’s method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of JMP Group LLC’s income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent that JMP Group LLC’s income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return reporting their allocable shares of JMP Group LLC’s taxable income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such taxable income. Non-U.S. holders that are corporations also would be required to pay a U.S. federal branch profits tax at a rate of 30% (or lower rate provided by applicable treaty).

Dividends paid by, or certain income inclusions derived with respect to, foreign entities owned by JMP Group LLC that are treated as corporations for U.S. federal income tax purposes may not qualify for the reduced tax rates generally applicable to corporate distributions paid to taxpayers taxed at individual rates.

The maximum U.S. federal income tax rate on certain corporate dividends payable to non-corporate taxpayers is currently 20%. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies (“PFICs”), certain controlled foreign corporations (“CFCs”), and REITs, however, generally are not eligible for the reduced rates. We have treated and intend to continue to treat certain of our foreign CLO issuers taxed as corporations for U.S. federal income tax purposes as the type of CFCs for which income inclusions are not eligible for lower tax rates on dividend income. The more favorable U.S. federal income tax rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs or CFCs, or in companies like us where a substantial portion of our holdings are in foreign corporations, to be relatively less attractive than holdings in the stocks of non-CFC and non-PFIC corporations that pay dividends, which could adversely affect the value of our shares.

Although we anticipate that our foreign CLO issuers will not be subject to U.S. federal income tax on a net income basis, no assurance can be given that such CLO issuers will not be subject to U.S. federal income tax on a net income basis in any given taxable year.

We anticipate that our foreign CLO issuers that are taxed as corporations for U.S. federal income tax purposes generally will continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that our foreign CLO issuers will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign CLO issuers will not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of our foreign CLO issuers will not cause such entities to become subject to U.S. federal income tax. If any of our foreign CLO issuers became subject to U.S. federal income tax (including the U.S. federal branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares. Although our foreign CLO issuers generally are not expected to be subject to U.S. federal income tax on a net income basis, such entities may receive income that is subject to withholding taxes imposed by the U.S. or other countries.

We may not realize the anticipated benefits of the Reorganization Transaction because of, among other reasons, changes in tax laws.

Many factors could affect some or all of the anticipated benefits of the Reorganization Transaction. The U.S. federal income tax treatment of holders of shares of JMP Group LLC depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You also should be aware that the U.S. federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in non-U.S. entities. The present U.S. federal income tax treatment of an investment in shares of JMP Group LLC may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of shares of JMP Group LLC could be adversely affected by any such change or by new U.S. federal income tax laws, regulations or interpretations. Our organizational documents and agreements permit our board of directors to modify the LLC agreement from time to time, without the consent of the holders of shares of JMP Group LLC, in order to address certain changes in U.S. federal income tax laws, regulations or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to you in a manner that reflects your distributive share of JMP Group LLC’s items, including the monthly convention pursuant to which items of taxable income, gain, loss deduction and credit generally will be determined annually and will be prorated on a monthly basis, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or the Treasury regulations promulgated thereunder and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of shares of JMP Group LLC.

Certain tax reform proposals could alter the tax treatment, and taxation, of JMP Group LLC and/or the tax consequences of the ownership and disposition of our shares.

Certain tax reform proposals are currently being considered in connection with the recent 2016 U.S. presidential elections. While it is uncertain whether any such proposals would be enacted into law, and it is impossible to predict whether this will be the case, if any such proposals were to become law, the proposals could materially alter the tax treatment, and taxation, of JMP Group LLC and/or the tax consequences of the ownership and disposition of our shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy five principal offices, with our headquarters in San Francisco and other offices in New York, Boston and Chicago and outside Atlanta. We occupy additional space outside Minneapolis and in West Palm Beach, Florida. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 51,730 square feet of leased space pursuant to lease agreements expiring in 2019. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025 and approximately 2,640 square feet at 767 Third Avenue pursuant to a lease agreement expiring in 2019. In Boston, we lease approximately 2,490 square feet at 265 Franklin Street pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring in 2020. Outside Atlanta, we lease approximately 5,773 square feet in Alpharetta, Georgia, at 3440 Preston Ridge Road, pursuant to a lease agreement expiring in 2018. Outside Minneapolis, we lease approximately 200 square feet at 8530 Eagle Point Boulevard in Lake Elmo, Minnesota, pursuant to a sublease agreement expiring in 2018. In West Palm Beach, we lease approximately 200 square feet at 3801 PGA Boulevard pursuant to a lease agreement expiring in 2017. We sublease approximately 2,416 square feet in San Francisco to third parties.

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

Market Information

Our common shares trade on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2016 and 2015, the high and low sales prices of our shares, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2016
First quarter	$5.87	$4.95
Second quarter	5.70	4.97
Third quarter	5.90	5.19
Fourth quarter	6.48	5.40

	Sales Price
	High	Low
Year Ended December 31, 2015
First quarter	$8.85	$7.09
Second quarter	8.39	7.34
Third quarter	8.11	6.13
Fourth quarter	6.72	4.96

As of December 31, 2016, there were approximately 65 holders of record of our shares.

Distribution Policy

We have historically paid quarterly cash dividends, and we currently intend to pay monthly cash distributions, on all of our outstanding shares of common shares. Our board of directors declared the following distributions in the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2016	$0.040	January 31, 2016	$852,697	February 15, 2016
January 19, 2016	$0.040	February 29, 2016	$852,115	March 15, 2016
January 19, 2016	$0.040	March 31, 2016	$848,569	April 15, 2016
April 18, 2016	$0.030	April 29, 2016	$634,377	May 13, 2016
April 18, 2016	$0.030	May 31, 2016	$630,122	June 15, 2016
April 18, 2016	$0.030	June 30, 2016	$628,480	July 15, 2016
July 18, 2016	$0.030	July 29, 2016	$628,736	August 15, 2016
July 18, 2016	$0.030	August 31, 2016	$628,174	September 15, 2016
July 18, 2016	$0.030	September 30, 2016	$628,174	October 14, 2016
October 19, 2016	$0.030	October 31, 2016	$628,567	November 15, 2016
October 19, 2016	$0.030	November 30, 2016	$628,567	December 15, 2016
October 19, 2016	$0.030	December 30, 2016	$639,018	January 13, 2017

Year Ended December 31, 2015
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 12, 2015	$0.035	January 30, 2015	$742,569	February 13, 2015
January 12, 2015	$0.035	February 27, 2015	$742,569	March 13, 2015
January 12, 2015	$0.035	March 31, 2015	$742,569	April 15, 2015
April 13, 2015	$0.037	April 30, 2015	$785,456	May 15, 2015
April 13, 2015	$0.037	May 29, 2015	$785,456	June 15, 2015
April 13, 2015	$0.037	June 30, 2015	$785,456	July 15, 2015
July 16, 2015	$0.040	July 31, 2015	$849,633	August 14, 2015
July 16, 2015 (1)	$0.030	July 31, 2015	$637,225	August 14, 2015
July 16, 2015	$0.040	August 31, 2015	$849,633	September 15, 2015
July 16, 2015	$0.040	September 30, 2015	$849,963	October 15, 2015
October 15, 2015	$0.040	October 30, 2015	$848,348	November 13, 2015
October 15, 2015	$0.040	November 30, 2015	$848,348	December 15, 2015
October 15, 2015	$0.040	December 31, 2015	$851,319	January 15, 2016

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants in our debt instruments.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases for the fourth quarter of the year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2016 to October 31, 2016	-	$0.00	-	1,241,912
November 1, 2016 to November 30, 2016	-	$0.00	-	1,241,912
December 1, 2016 to December 31, 2016	341,850	$6.19	341,850	-
Total	341,850		341,850

(1)

On April 19, 2016, our board of directors authorized the repurchase of an additional 745,981 shares, making a total of 1,500,000 shares eligible to be repurchased through December 31, 2016. On February 13, 2017, with the previous authorization expired, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Form 10-K.

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2011 to December 31, 2016. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

Period	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
JMP Group LLC	100.00	86.87	108.22	115.00	88.32	106.62
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
Peer Group	100.00	107.19	154.81	173.18	138.98	170.74

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

The selected consolidated statements of financial condition data as of December 31, 2016 and 2015 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2016 have been derived from our audited consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2014, 2013 and 2012 and the selected consolidated statement of operations data for the years 2013 and 2012 have been derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Due to the adoption of ASU 2015-2, Amendments to Consolidation Analysis, the Company no longer consolidated HGC and HGC II effective January 1, 2015. As periods prior to January 1, 2015 reflect consolidated HGC and HGC II, financial information may not be comparable.

(In thousands, except per share data and selected data and operating metrics)	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operation Data
Revenues
Investment banking	$55,353	$63,116	$81,070	$74,173	$50,982
Brokerage	23,755	25,577	26,916	24,625	21,903
Asset management fees	26,791	24,791	40,620	25,952	15,775
Principal transactions	16,182	7,409	13,848	20,727	10,537
Gain (loss) on sale, payoff and mark-to-market of loans	(1,918)	(1,604)	(492)	1,806	7,255
Net dividend income	999	1,041	1,001	535	(29)
Other income	1,407	943	3,335	798	3,800
Non-interest revenues	122,569	121,273	166,298	148,616	110,223

Interest income	46,784	50,801	40,042	33,346	32,898
Interest expense	(32,790)	(29,740)	(23,398)	(30,110)	(39,993)
Net interest income (expense)	13,994	21,061	16,644	3,236	(7,095)

Provision for loan losses	(1,586)	(1,090)	(436)	(2,637)	(2,206)

Total net revenues after provision for loan losses	134,977	141,244	182,506	149,215	100,922

Non-interest Expenses
Compensation and benefits	101,233	103,560	123,580	102,432	66,415
Administration	7,024	7,229	7,310	8,660	6,186
Brokerage, clearing and exchange fees	3,110	3,378	3,304	3,543	3,806
Travel and business development	4,771	4,746	4,123	4,416	3,387
Communications and technology	4,172	3,929	3,843	3,534	3,503
Professional fees	4,399	4,313	4,738	3,953	3,630
Other	7,454	7,077	5,610	5,126	4,461
Total non-interest expenses	132,163	134,232	152,508	131,664	91,388
Income (loss) before income tax expense	2,814	7,012	29,998	17,551	9,534
Income tax expense (benefit)	(4,648)	221	8,015	3,950	1,581
Net income	7,462	6,791	21,983	13,601	7,953
Less: Net income attributable to noncontrolling interests (1)	4,536	6,999	8,631	9,973	5,196
Net income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352	$3,628	$2,757

Net income (loss) per common share:
Basic	$0.14	$(0.01)	$0.59	$0.16	$0.12
Diluted	$0.13	$(0.01)	$0.57	$0.16	$0.12
Dividends declared and paid per common share:	$0.390	$0.486	$0.225	$0.145	$0.135
Weighted average common shares outstanding:
Basic	21,105	21,237	21,481	22,158	22,582
Diluted	21,841	21,237	23,542	23,317	22,906

(Dollars in thousands)	As of and Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Financial Condition Data
Total assets (2)	$1,125,830	$1,270,858	$1,510,927	$1,117,609	$709,862
Asset-backed securities issued (2)	825,854	930,224	998,769	713,658	415,456
Note payable/ Bond issued/ Line of credit (2)	91,785	91,825	91,403	62,338	-
Total liabilities	990,536	1,117,964	1,227,263	884,691	522,558
Total equity	135,294	152,894	288,929	237,240	187,143
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	228	247	235	235	224
Number of employees - average	233	240	226	226	217
Net revenues after provision for loan losses per employee	$579	$589	$808	$660	$465
Compensation and benefits as a percentage of net revenues after provision for loan losses (3)	75.0%	73.3%	67.7%	68.6%	65.8%
Companies covered by research analysts	442	481	448	384	340
Number of completed investment banking transactions	79	112	161	171	123

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

(2)

Upon adoption of ASU 2015-03 and ASU 2015-15, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs in January 1, 2016, debt issuance costs were retrospectively reclassified from other assets to asset-backed securities issued and to bond payable.

(3)

The computation of compensation and benefits as a percentage of net revenues after provision for loan losses includes salaries, performance-based cash payments and equity awards to our managing directors and other employees.

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

Overview

JMP Group LLC, together with its subsidiaries, (collectively, the “Company”, “we”, or “us“) is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

As of December 31, 2016, the contractual base management fees earned from each of these investment funds or companies ranged between 1% and 2% of assets under management or were 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and HGC II (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC and HGC II (through December 31, 2014), the management and incentive fees earned at HCS from HGC and HGC II were eliminated in consolidation.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For the years ended December 31, 2016, 2015 and 2014, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.327% of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2016	2015	2016		2015
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$509,833	$401,906		$3,416		$3,570
Harvest Agriculture Select (2)	101,132	143,983		9,027		17,007
Harvest Technology Partners (2), (3)	-	46,343		-		10,788
Harvest Financial Partners (2), (5)	-	39,732		-		7,223
Private Equity Funds:
Harvest Growth Capital LLC	22,089	27,859		960		1,205
Harvest Growth Capital LLC II	131,015	124,100		2,844		2,758
Harvest Intrexon Enterprise Fund	245,156	239,531		1,500		1,500
JMP Realty Partners I	16,981	-		1,681		-
Other	6,988	-		N/A		N/A
Funds of Funds:
JMP Masters Fund (6)	4,010	5,110		5		19
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	141,706	141,949		N/A		N/A
HCS and HCAP Advisors Totals	$1,178,910	$1,170,513		$19,433		$44,070

CLOs and Other Managed by JMPCA:
CLO I (4)	223,914	331,740		N/A		N/A
CLO II (4)	332,233	332,243		N/A		N/A
CLO III (4)	361,722	360,781		N/A		N/A
Assets Referenced in TRS (7)	155,177	108,078		N/A		N/A
JMPCA Totals	$1,073,046	$1,132,842	$	N/A	$	N/A

JMP Group LLC Totals	$2,251,956	$2,303,355		$19,433		$44,070

(1)

For hedge funds, HGC and HGC II, and funds of funds, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”) and JMP Realty Partners (“JMPRP”), assets under management represent the commitment amount that is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Agriculture Select (“HAS”), Harvest Technology Partners (“HTP”), and Harvest Financial Partners (“HFP”) include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.

(3)	HTP was liquidated on December 31, 2016.
(4)	CLO I, CLO II, and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2015 and 2016.
(5)	HFP was liquidated on August 31, 2016.
(6)	JMP Masters began the process of liquidation on December 31, 2015.
(7)	Assets Referenced in TRS represents the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2014	$720,243	$131,059	$41,330	892,632
Subscriptions	89,092	256,360	-	345,452
Redemptions	(211,110)	-	(42,014)	(253,124)
Distributions from realization event	-	(3,067)	-	(3,067)
Appreciation	33,739	7,138	5,794	46,671
AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Subscriptions	109,399	30,903	-	140,302
Redemptions	(181,895)	-	(1,184)	(183,079)
Distributions from realization event	-	(138)	-	(138)
Appreciation	51,497	(26)	84	51,555
AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204

AUM related to hedge funds, private equity funds and funds of funds increased $4.2 million, or 0.4%, from $1,028.6 million at December 31, 2015 to $1,032.7 million at December 31, 2016. This increase was primarily attributable to $109.4 million of subscriptions, partially offset by redemptions of $183.1 million. The $181.9 million of redemptions at hedge funds included $46.3 million related to the closing of HTP as of December 31, 2016 and $17.3 million related to the closing of HFP as of August 31, 2016.

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

(In thousands)	Year Ended December 31, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Small Cap Partners	$660	7,484	$9,211	10.6%
Harvest Agriculture Select (2)	(354)	1,233	1	-3.7%
Harvest Technology Partners (3)	8	330	-	0.0%
Harvest Financial Partners (5)	(57)	122	6	-0.2%
Private Equity Funds:
Harvest Growth Capital LLC	(251)	-	-	N/A
Harvest Growth Capital LLC II	82	970	-	N/A
Harvest Intrexon Enterprise Fund	(31)	2,483	-	N/A
JMP Realty Partners I	(7)	60	-	N/A
Other	-	6	-	N/A
Funds of Funds:
JMP Masters Fund (6)	24	39	1	1.9%
Loans:
Harvest Capital Credit Corporation	N/A	2,893	1,187	N/A
CLOs and Other:
CLO I (4)	N/A	1,568	N/A	N/A
CLO II (4)	N/A	1,660	N/A	N/A
CLO III (4)	N/A	1,007	N/A	N/A
Assets Referenced in TRS (4)	N/A	251	N/A	N/A
Totals	$74	$20,106	$10,406	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HTP was liquidated on December 31, 2016.
(4)	Revenues earned from the CLOs and Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	HFP was liquidated on August 31, 2016.
(6)	JMP Masters began the process of liquidation on December 31, 2015.

(In thousands)	Year Ended December 31, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2), (5)	$(1,089)	$354	$-	-6.7%
Harvest Small Cap Partners	653	6,985	4,973	6.2%
Harvest Agriculture Select (2)	1,545	1,140	194	6.7%
Harvest Technology Partners	1,938	316	393	13.1%
Harvest Financial Partners	243	257	51	1.7%
Private Equity Funds:
Harvest Growth Capital LLC	(270)	(6)	-	N/A
Harvest Growth Capital LLC II	211	1,126	-	N/A
Harvest Intrexon Enterprise Fund	(18)	1,214	-	N/A
Funds of Funds:
JMP Masters Fund (6)	7	377	24	4.7%
REITs:
New York Mortgage Trust	-	-	1,197	N/A
Loans:
Harvest Capital Credit Corporation	N/A	2,718	2,309	N/A
CLOs and Other:
CLO I (4)	N/A	1,950	N/A	N/A
CLO II (4)	N/A	1,658	N/A	N/A
CLO III (4)	N/A	782	N/A	N/A
Assets Referenced in TRS (4)	N/A	149	N/A	N/A
Totals	$3,220	$19,020	$9,141	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HFF was liquidated on December 31, 2014 and its assets were distributed to its partners in 2015.
(4)	Revenues earned from the CLOs and Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.
(6)	JMP Masters was in the process of liquidation on December 31, 2015. The fund of funds will be fully liquidated in 2016.

(In thousands)	Year Ended December 31, 2014
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2)	$693	$904	$145	2.7%
Harvest Small Cap Partners	1,444	6,752	23,072	30.8%
Harvest Franchise Fund (3)	166	1,240	843	3.8%
Harvest Agriculture Select (2)	2,223	1,003	351	8.8%
Harvest Technology Partners	727	308	35	4.6%
Harvest Financial Partners	166	41	26	2.0%
Private Equity Funds:
Harvest Growth Capital LLC (4)	219	182	-	N/A
Harvest Growth Capital LLC II (4)	12	1,126	-	N/A
Funds of Funds:
JMP Masters Fund	16	486	55	7.7%
REITs:
New York Mortgage Trust	-	-	1,456	N/A
Loans:
Harvest Capital Credit Corporation	N/A	1,861	1,805	N/A
CLOs Managed by JMPCA:
CLO I (4)	N/A	2,184	N/A	N/A
CLO II (4)	N/A	1,656	N/A	N/A
CLO III (4)	N/A	604	N/A	N/A
Totals	$5,666	$18,347	$27,788	N/A

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

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and the investment in HCC. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which were consolidated in the financial statements through December 31, 2014, gains on an investment in an entity, which acquires buildings and land for the purpose of holding, selling and managing the properties as well as unrealized gains and losses on the investments in private companies sponsored by JMP Holding LLC and JMP Capital.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015). Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale. Losses are recorded for the loan held for sale when the carrying value exceeds fair value.

Net Dividend Income

Net dividend income comprises dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes loan restructuring fees at JMP Credit (through December 31, 2014) and JMP Investment Holdings (as of January 1, 2015), revenues from equity method investments, revenues from fee-sharing arrangements with our funds, and fees earned to raise capital for third-party investment partnerships.

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

Income Taxes

JMP Group LLC is a publicly traded partnership and, as such, is taxed as a partnership as of January 1, 2015, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income”.

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

Non-controlling Interest

Non-controlling interest for the years ended December 31, 2015 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2014 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II, CLO III (effective September 30, 2014) and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

The limited liability company agreements of HGC and HGC II do not provide for the right of the members to remove the manager by a simple majority vote of the non-affiliated members and therefore the manager (with a minority interest in the limited liability company) is deemed to control the funds. As a result, we consolidated HGC and HGC II from inception. The Company no longer consolidates HGC and HGC II effective January 1, 2015, upon the adoption of the new consolidation accounting guidance.

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

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2016, 2015 and 2014 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2015 to 2016		Change from 2014 to 2015
	2016	2015	2014	$	%	$	%
Revenues
Investment banking	$55,353	$63,116	$81,070	$(7,763)	-12.3%	$(17,954)	-22.1%
Brokerage	23,755	25,577	26,916	(1,822)	-7.1%	(1,339)	-5.0%
Asset management fees	26,791	24,791	40,620	2,000	8.1%	(15,829)	-39.0%
Principal transactions	16,182	7,409	13,848	8,773	118.4%	(6,439)	-46.5%
(Loss) gain on sale, payoff and mark-to-market of loans	(1,918)	(1,604)	(492)	(314)	-19.6%	(1,112)	226.0%
Net dividend income (loss)	999	1,041	1,001	(42)	-4.0%	40	4.0%
Other income	1,407	943	3,335	464	49.2%	(2,392)	-71.7%
Non-interest revenues	122,569	121,273	166,298	1,296	1.1%	(45,025)	-27.1%

Interest income	46,784	50,801	40,042	(4,017)	-7.9%	10,759	26.9%
Interest expense	(32,790)	(29,740)	(23,398)	(3,050)	-10.3%	(6,342)	27.1%
Net interest (expense) income	13,994	21,061	16,644	(7,067)	-33.6%	4,417	-26.5%

Provision for loan losses	(1,586)	(1,090)	(436)	(496)	45.5%	(654)	-150.0%

Total net revenues after provision for loan losses	134,977	141,244	182,506	(6,267)	-4.4%	(41,262)	-22.6%

Non-interest expenses
Compensation and benefits	101,233	103,560	123,580	(2,327)	-2.2%	(20,020)	-16.2%
Administration	7,024	7,229	7,310	(205)	-2.8%	(81)	-1.1%
Brokerage, clearing and exchange fees	3,110	3,378	3,304	(268)	-7.9%	74	2.2%
Travel and business development	4,771	4,746	4,123	25	0.5%	623	15.1%
Communication and technology	4,172	3,929	3,843	243	6.2%	86	2.2%
Professional fees	4,399	4,313	4,738	86	2.0%	(425)	-9.0%
Other	7,454	7,077	5,610	377	5.3%	1,467	26.1%
Total non-interest expenses	132,163	134,232	152,508	(2,069)	-1.5%	(18,276)	-12.0%
Income before income tax expense	2,814	7,012	29,998	(4,198)	-59.9%	(22,986)	-76.6%
Income tax expense (benefit)	(4,648)	221	8,015	(4,869)	-2203.2%	(7,794)	-97.2%
Net income	7,462	6,791	21,983	671	9.9%	(15,192)	-69.1%
Less: Net income attributable to non-controlling interest	4,536	6,999	8,631	(2,463)	-35.2%	(1,632)	-18.9%
Net income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352	$3,134	-1506.7%	$(13,560)	-101.6%

Overview

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Total net revenues after provision for loan losses decreased $6.3 million, or 4.4%, from $141.2 million for the year ended December 31, 2015 to $135.0 million for the year ended December 31, 2016, resulting from a $7.1 million decrease in net interest income, partially offset by a $1.3 million increase in non-interest revenues, a $0.5 million increase in provision for loan losses.

Total non-interest revenues increased $1.3 million, or 1.1%, resulting from an $8.8 million increase in principal transactions, $2.0 million increase in asset management fees, partially offset by a $7.8 million decline in investment banking income, a $1.8 million decrease in brokerage revenues.

Net interest income decreased $7.1 million, or 33.6%, from $21.1 million for the year ended December 31, 2015 to $14.0 million for the same period in 2016. This decrease in net interest income is primarily attributed to the liquidation of the CLO I loan portfolio.

Total non-interest expenses decreased $2.1 million, or 1.5%, from $134.2 million for the year ended December 31, 2015 to $132.2 million for the year ended December 31, 2016, primarily due to a decline in compensation and benefits of $2.3 million.

Net income attributable to JMP Group LLC increased $3.1 million, from a $0.2 million loss for the year ended December 31, 2015 to income of $2.9 million for the year ended December 31, 2016 and includes income tax expense of $0.2 million and a benefit of $4.6 million for the years ended December 31, 2015 and 2016, respectively.

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

Total non-interest expenses decreased $18.2 million, or 12.0%, from $152.5 million for the year ended December 31, 2014 to $134.8 million for the year ended December 31, 2015, primarily due to a decline in compensation and benefits of $19.5 million.

Net income attributable to JMP Group LLC decreased $13.6 million, or 101.6%, from $13.4 million for the year ended December 31, 2014 to a loss of $0.2 million for the year ended December 31, 2015 and includes income tax expense of $8.0 million and $0.2 million for the years ended December 31, 2014 and 2015, respectively.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III;

(iv)	reverses depreciation and amortization expense related to commercial real estate investments that is recognized by JMP Group as a result of equity method accounting;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(vi)	presents revenues and expenses on a basis that deconsolidates HGC and HGC II (through December 31, 2014), and the CLOs;

(vii)	excludes general loan loss reserves on certain CLOs; and

(viii)

assumes a combined federal, state and local income tax rate of 38% for the years ended December 31, 2014, and 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2015 and 2016.

Discussed below is Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Year Ended December 31, 2016
(In thousands)	Broker-Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$55,353	$-	$55,353	$-	$-	$55,353
Brokerage	23,755	-	23,755	-	-	23,755
Asset management related fees	6	27,830	27,836	3,924	(5,561)	26,199
Principal transactions	-	-	-	18,500	-	18,500
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,485)	-	(1,485)
Net dividend income	-	-	-	1,091	-	1,091
Net interest income	-	-	-	7,620	-	7,620
Provision for loan losses	-	-	-	(876)	-	(876)
Adjusted net revenues	79,114	27,830	106,944	28,774	(5,561)	130,157

Non-interest expenses
Non-interest expenses	77,231	25,256	102,487	25,087	(5,561)	122,013

Operating pre-tax net income	1,883	2,574	4,457	3,687	-	8,144

Income tax expense (benefit) (1)	716	978	1,694	(4,010)	-	(2,316)

Operating net income	$1,167	$1,596	$2,763	$7,697	$-	$10,460

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2016.

	Year Ended December 31, 2015
(In thousands)	Broker-Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$63,116	$-	$63,116	$-	$-	$63,116
Brokerage	25,577	-	25,577	-	-	25,577
Asset management related fees	-	29,205	29,205	(21)	(5,912)	23,272
Principal transactions	1,135	-	1,135	6,674	-	7,809
Loss on sale, payoff and mark-to-market of loans	-	-	-	(877)	-	(877)
Net dividend income	-	-	-	1,040	-	1,040
Net interest income	-	-	-	11,975	-	11,975
Provision for loan losses	-	-	-	700	-	700
Adjusted net revenues	89,828	29,205	119,033	19,491	(5,912)	132,612

Non-interest expenses
Non-interest expenses	84,865	25,097	109,962	15,714	(5,912)	119,764

Operating pre-tax net income	4,963	4,108	9,071	3,777	-	12,848

Income tax expense (benefit) (assumed rate of 38%)	1,886	1,560	3,446	(2,853)	-	593

Operating net income	$3,077	$2,548	$5,625	$6,630	$-	$12,255

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2015.

	Year Ended December 31, 2014
(In thousands)	Broker-Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$81,158	$-	$81,158	$-	$(88)	$81,070
Brokerage	26,916	-	26,916	-	-	26,916
Asset management related fees	-	49,107	49,107	50	(5,692)	43,465
Principal transactions	-	-	-	6,721	-	6,721
Gain on sale, payoff and mark-to-market of loans	-	-	-	(488)	-	(488)
Net dividend income	-	-	-	1,000	-	1,000
Net interest income	-	-	-	15,105	-	15,105
Provision for loan losses	-	-	-	1,086	-	1,086
Adjusted net revenues	108,074	49,107	157,181	23,474	(5,780)	174,875

Non-interest expenses
Non-interest expenses	90,643	44,674	135,317	18,789	(5,692)	148,414

Operating pre-tax net income	17,431	4,433	21,864	4,685	(88)	26,461

Income tax expense (assumed rate of 38%)	6,624	1,686	8,310	1,778	(33)	10,055

Operating net income (loss)	$10,807	$2,747	$13,554	$2,907	$(55)	$16,406

The following table reconciles consolidated pre-tax net income (loss) attributable to JMP Group LLC, and the consolidated net income (loss) attributable to JMP Group LLC to the operating net income to Total Segments operating pre-tax net income, for the years ended December 31, 2016, 2015 and 2014.

(In thousands)	Year Ended December 31,
	2016	2015	2014
Consolidated Net Income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352
Income tax expense (benefit)	(4,648)	221	8,015
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(1,722)	$13	$21,367
Add back (subtract)
Share options	(1,253)	(2,235)	(1,917)
Compensation expense - RSUs	(746)	(1,606)	(3,744)
Deferred compensation program accounting adjustment	(4,788)	(6,972)	4,485
Net unrealized loss/ (gain) on strategic equity investments and warrants.	1,540	(878)	(2,567)
General loan loss reserve for CLO II and CLO III	(240)	(1,144)	(1,351)
Unrealized loss - real estate-related depreciation and amortization	(4,241)	-	-
Gain on loan portfolio acquired	(138)	-	-
Total Consolidation Adjustments and Reconciling Items	(9,866)	(12,835)	(5,094)
Total Segments adjusted operating pre-tax net income	$8,144	$12,848	$26,461

Addback (Subtract) of Segment Income tax expense (benefit)	(2,316)	593	10,055
Operating net income	$10,460	$12,255	$16,406

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Revenues

Investment Banking

Investment banking revenues decreased $7.7 million, or 12.3%, from $63.1 million for the year ended December 31, 2015 to $55.4 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 44.7% for the year ended December 31, 2015 to 41.0% for the year ended December 31, 2016.

(Dollars in thousands)	Year Ended December 31,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Underwriting	51	$22,466	97	$50,505	(46)	$(28,039)	-55.5%
Strategic advisory and private placements	28	32,887	15	12,611	13	20,276	160.8%
Total	79	$55,353	112	$63,116	(33)	$(7,763)	-12.3%

The decrease in our investment banking revenues primarily related to a decline in underwriting revenues, partially offset by strategic advisory and private placement revenues. The decrease in our underwriting revenues was attributable to both a reduction in the number of transactions, and a decrease in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from 13 to 4 in the years ended December 31, 2015 to December 31, 2016, respectively. This decline was partially offset by an increase in strategic advisory and private placement revenues, driven by an 86.7% increase in transactions.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $1.8 million, or 7.1%, from $25.6 million for the year ended December 31, 2015 to $23.8 million for the year ended December 31, 2016. The decline was primarily attributed to lower trading volume, partially offset by a decline in trading losses, as we no longer carry inventory in our trading portfolio as of December 31, 2016, and an increase in research payments in 2016. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 18.1% for the year ended December 31, 2015 to 17.6% for the year ended December 31, 2016. On an operating basis, brokerage revenues decreased from 19.3% for the year ended December 31, 2015 to 18.3% for the year ended December 31, 2016 as a percentage of segment net revenue after provision for loan losses.

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2016	2015
Base management fees:
Fees reported as asset management fees	$16,285	$15,431
Less: Non-controlling interest in HCAP Advisors	(1,417)	(1,330)
Total base management fees	14,868	14,101

Incentive fees:
Fees reported as asset management fees	$10,506	$9,360
Less: Non-controlling interest in HCAP Advisors	(582)	(1,132)
Total incentive fees	9,924	8,228

Other fee income:
Fundraising fees and other	$1,407	$943
Total other fee income	1,407	943

Asset management related fees:
Fees reported as asset management fees	$26,791	$24,791
Fees reported as other income	1,407	943
Less: Non-controlling interest in HCAP Advisors	(1,999)	(2,462)
Total Segment asset management related fee revenues	$26,199	$23,272

Fees reported as asset management fees increased $2.0 million, or 8.1%, from $24.8 million for the year ended December 31, 2015 to $26.8 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 17.6% for the year ended December 31, 2015 to 19.8% for the year ended December 31, 2016. Fees reported as other income increased $0.5 million, or 49.2%, from $0.9 million for the year ended December 31, 2015 to $1.4 million for the year ended December 31, 2016, mainly driven by revenues from equity method investments. As a percentage of total net revenues after provision for loan losses, other income increased from 0.7% for the year ended December 31, 2015 to 1.0% for the same period in 2016.

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

Total segment asset management related fee revenue increased $2.9 million from $23.3 million for the year ended December 31, 2015 to $26.2 million for the year ended December 31, 2016. The increase is primarily attributed to additional incentive fees, in addition to base management fees and other fee income. The increase was driven by $1.7 million additional incentive fees, from $8.2 million for the year ended December 31, 2015 to $9.9 million for the same period in 2016, primarily driven by a $4.2 million increase related to HSCP, partially offset by a $1.2 million decline related to NYMT and $1.1 million related to HCC. Other income increased $0.5 million, from $0.9 million to $1.4 million, driven by a $0.9 million increase in equity method income related to real estate investments. Base management fees were $14.1 million and $14.9 million for the years ended December 31, 2015 and 2016, respectively. Base management fees reported as asset management fees increased $2.2 million from $15.4 million for the year ended December 31, 2015 to $16.3 million for the year ended December 31, 2016, and was driven by the increases of $1.3 million related to HIEF, and $0.5 million related to HSCP. On a segment reporting basis, asset management related fees increased from 17.5% for the year ended December 31, 2015 to 20.1% for the year ended December 31, 2016 as a percentage of operating net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $8.8 million from $7.4 million for the year ended December 31, 2015 to $16.2 million for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.2% for the year ended December 31, 2016 to 12.0% for the year ended December 31, 2016.

Total segment principal transaction revenues increased $10.7 million from $7.8 million for the year ended December 31, 2015 to $18.5 million for the same period in 2016. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for 2016 were based in our Corporate segment. The principal transaction revenues for 2015 were based in our Broker-Dealer and Corporate segments. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2016	2015

Equity and other securities excluding non-controlling interest	$22	$1,603
Warrants and other investments	18,806	3,516
Investment partnerships	(328)	2,690
Total Segment principal transaction revenues	18,500	7,809
Operating adjustment addbacks	(2,318)	(400)
Total principal transaction revenues	$16,182	$7,409

The increase reflects additional revenue from warrants and other investments, partially offset by less revenue from our investment partnerships and equity and other securities excluding non-controlling interest. Revenues from warrants and other investments increased from $3.5 million for the year ended December 31, 2015 to $18.8 million for the year ended December 31, 2016. The increase was primarily driven by a $6.2 million gain on the TRS, a $6.0 million gain on the sale of Riverbanc, and a $1.2 million gain on a company which invests in real estate ventures. Revenues from our investment partnerships decreased $3.0 million from $2.7 million for the year ended December 31, 2015 to a $0.3 million loss for the year ended December 31, 2016, driven by a $1.8 million decrease related to HTP, which closed in December 2016, and a $1.8 million decline related to HAS. Revenues from equity and other securities decreased $1.6 million from $1.6 million for the year ended December 31, 2016, primarily attributed to a lower gain on our principal investment portfolio. On a segment reporting basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.9% for the year ended December 31, 2015 to 14.2% for the year ended December 31, 2016.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans decreased $0.3 million from a $1.6 million loss for the year ended December 31, 2015 to a $1.9 million loss for the same period in 2016. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans increased from 1.1% for the year ended December 31, 2015 to 1.4% for the year ended December 31, 2016.

Gain and loss on sale, payoff and mark-to-market of loans was earned in our Corporate segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate segment decreased $0.6 million from a $0.9 million loss for the year ended December 31, 2015 to a $1.5 million loss for the year ended December 31, 2016. Gain on sale, payoff and mark-to-market of loans increased from 0.7% for the year ended December 31, 2015 to 1.1% for the year ended December 31, 2016 as a percentage of total segment net revenues.

Net Dividend Income

Net dividend income was $1.0 million for both the years ended December 31, 2016 and 2015, primarily related to dividends from our HCC investment. As a percentage of total net revenues after provision for loan losses, net dividend income was 0.7% for both years ended December 31, 2016 and 2015.

Our net dividend income was earned in our Corporate segment. On a segment reporting basis, net dividend income was $1.1 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively, and primarily comprised of dividends from our investment in HCC. As a percentage of total segment net revenues, net dividend income was 0.8% for both the years ended December 31, 2016 and 2015.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2016	2015
CLO I loan contractual interest income	$9,173	$12,555
CLO I ABS issued contractual interest expense	(4,393)	(3,958)
Net CLO I contractual interest	4,780	8,597

CLO II loan contractual interest income	$16,041	$16,575
CLO II ABS issued contractual interest expense	(8,207)	(6,920)
Net CLO II contractual interest	7,834	9,655

CLO III loan contractual interest income	$18,341	$18,529
CLO III ABS issued contractual interest expense	(9,852)	(8,488)
Net CLO III contractual interest	8,489	10,041

Bond Payable interest expense	(7,614)	(7,604)

Less: Non-controlling interest in CLOs	(6,374)	(9,086)

Other interest income	505	372

Total Segment net interest income	$7,620	$11,975

Non-controlling interest in CLOs	6,374	9,086

Total net interest income	$13,994	$21,061

Net interest income decreased $7.1 million, or 33.6% from $21.1 million for the year ended December 31, 2015 to $14.0 million for the year ended December 31, 2015. Net interest income largely reflects net CLO contractual interest. It also included bond payable interest expense of $7.6 million and $7.3 million for both the years ended December 31, 2016 and 2015. As a percentage of total net revenues after provision for loan losses, net interest expense decreased from 14.9% for the year ended December 31, 2015 to 10.4% for the year ended December 31, 2016.

Total segment net interest income decreased $4.4 million from $12.0 million for the year ended December 31, 2015 to $7.6 million for the year ended December 31, 2016. Our total segment net interest income is earned in our Corporate segment, and largely reflects net CLO contractual interest. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income decreased from 9.0% for the year ended December 31, 2015 to 5.9% for the year ended December 31, 2016.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$9,173		$236,953	3.81%	0.67%	3.14%
CLO I ABS issued	(4,393)		(263,063)	1.91%	0.67%	1.24%
CLO II loan	16,041		317,587	4.97%	0.68%	4.29%
CLO II ABS issued	(8,207)		(316,324)	2.55%	0.68%	1.87%
CLO III loan	18,341		352,517	5.12%	0.68%	4.44%
CLO III ABS issued	(9,852)		(332,100)	2.92%	0.68%	2.24%
Net CLO contractual interest	$21,103	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$12,555		$338,845	3.65%	0.29%	3.36%
CLO I ABS issued	(3,958)		(350,705)	1.27%	0.29%	0.98%
CLO II loan	16,575		326,880	5.00%	0.28%	4.72%
CLO II ABS issued	(6,920)		(317,585)	2.15%	0.28%	1.87%
CLO III loan	18,529		354,753	5.15%	0.28%	4.87%
CLO III ABS issued	(8,488)		(332,100)	2.52%	0.28%	2.24%
Net CLO contractual interest	$28,293	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 45.5%, from $1.1 million for the year ended December 31, 2015 to $1.6 million for the same period in 2016. The increase in 2016 was primarily attributed to loans deemed impaired in 2016, and corresponding specific reserves. As a percent of net revenues after provision for loan losses, provision for loan losses increased from 0.8% for the year ended December 31, 2015 to 1.2% for the year ended December 31, 2016.

Total segment provision for loan losses increased from a reversal of $0.7 million for the year ended December 31, 2015 to a provision of $0.9 million for the year ended December 31, 2016, driven by loans deemed impaired in 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Corporate segment in 2016 and 2015. As a percent of total segment net revenues, segment provision for loan losses was 0.5% and 0.7% for the years ended December 31, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions as well as equity-based compensation to our employees and managing directors, decreased $2.3 million, or 2.2%, from $103.6 million for the year ended December 31, 2015 to $101.2 million for the year ended December 31, 2016.

Employee payroll, taxes and benefits, and consultant fees, decreased $0.8 million, or 1.7%, from $46.1 million for the year ended December 31, 2015 to $45.3 million for the year ended December 31, 2016. Performance-based bonus and commissions increased $1.0 million, or 2.0%, from $49.2 million for the year ended December 31, 2015 to $50.2 million for the same period in 2016. Equity-based compensation decreased $2.7 million, or 32.5%, from $8.3 million for the year ended December 31, 2015 to $5.6 million for the year ended December 31, 2016. The decrease is primarily attributed to a $1.7 million decline in RSUs expense.

Compensation and benefits as a percentage of net revenues after provision for loan losses increased from 73.3% for the year ended December 31, 2015 to 75.0% for the same period in 2016.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased from $91.2 million for the year ended December 31, 2015 to $93.0 million for the year ended December 31, 2016.

Administration

Administration expenses decreased $0.2 million, or 2.8%, from $7.2 million for the year ended December 31, 2015 to $7.0 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, administration expense was 5.2% and 5.1% of total net revenues after provision for loan losses for the years ended December 31, 2016 and 2015, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 7.9%, from $3.4 million for the year ended December 31, 2015 to $3.1 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.4% for the year ended December 31, 2015 to 2.3% for the year ended 2016.

Travel and Business Development

Travel and business development expense increased $0.1 million, or 0.5%, from $4.7 million for the year ended December 31, 2015 to $4.8 million for the year ended December 31, 2016. The increase reflects an increase in travel expense, partially offset by a decline of reimbursements from clients. Travel expense was $5.8 million and $5.9 million for the years ended December 31, 2015 and 2016, respectively. Reimbursements from clients, which offset travel expense, decreased $0.1 million from $1.1 million for the year ended December 31, 2015 to $1.0 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.5% and 3.4% for the years ended December 31, 2016 and 2015, respectively.

Communications and Technology

Communications and technology expense increased $0.2 million, or 6.2%, from $3.9 million for the year ended December 31, 2015 to $4.2 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.8% for the year ended December 31, 2015 to 3.1% for the year ended December 31, 2016.

Professional Fees

Professional fees increased $0.1 million, or 2.0%, from $4.3 million for the year ended December 31, 2015 to $4.4 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.1% for the year ended December 31, 2015 to 3.3% in the same period in 2016.

Other Expenses

Other expenses increased $0.4 million, or 5.3%, from $7.1 million for the year ended December 31, 2015 to $7.5 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, other expenses increased from 5.0% for the year ended December 31, 2015 to 5.5% for the same period in 2016.

 Net Income (Loss) Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased $2.5 million from $7.0 million for the year ended December 31, 2015 to $4.5 million of income for the year ended December 31, 2016. Non-controlling interest for the years ended December 31, 2016 and 2015 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected a $2.0 million decrease at the CLOs, and a $0.5 million decrease at HCAP Advisors. The decline at the CLOs was primarily driven by the Company’s repurchase of non-controlling interest at CLO III in the third quarter of 2016.

Provision for Income Taxes

For the years ended December 31, 2016 and 2015, we recorded a tax benefit of $4.6 million and a tax expense of $0.2 million, respectively. The effective tax rate for the years ended December 31, 2016 and 2015 was -165.17% and 3.13%, respectively. The decline was primarily due to two factors: (1) the Company’s reorganization into a publicly traded partnership as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC that is not subject to U.S. federal corporate income tax, (2) the decrease in pre-tax income for the year ended December 31, 2016 compared to the same period in 2015.

Our operating net income assumes a combined federal, state and local income tax rate 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $2.9 million from $0.6 million for the year ended December 31, 2015 to a $2.3 million tax benefit for the year ended December 31, 2016.

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

(Dollars in thousands)	Year Ended December 31,				Change from 2014 to 2015
	2015		2014
	Count	Revenues	Count	Revenues	Count	$	%
Underwriting	97	$50,505	139	58,690	(42)	(8,185)	-13.9%
Strategic advisory and private placements	15	12,611	22	22,381	(7)	(9,770)	-43.7%
Total	112	$63,116	161	$81,071	(49)	$(17,955)	-22.1%

The decrease in our investment banking revenues primarily related to both a decline in underwriting revenues and strategic advisory and private placement revenues. The decrease in our underwriting revenues was attributable to a reduction in the number of transactions, partially offset by an increase in average revenues per transaction. The number of transactions where we acted as a lead manager decreased from 18 to 13 in the years ended December 31, 2014 to December 31, 2015, respectively. This decline in strategic advisory and private placement revenues, was driven by a 31.8% decrease in transactions.

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

Asset Management Related Fees

(In thousands)	Year Ended December 31,
	2015	2014
Base management fees:
Fees reported as asset management fees	$15,431	$13,192
Fees earned at HGC, HGC II and HCC LLC (through May 2, 2013)	-	1,306
Less: Non-controlling interest in HCAP Advisors	(1,330)	(912)
Total base management fees	14,101	13,586

Incentive fees:
Fees reported as asset management fees	$9,360	$27,428
Less: Non-controlling interest in HCAP Advisors	(1,132)	(884)
Total incentive fees	8,228	26,544

Other fee income:
Fundraising fees	$943	$3,335
Total other fee income	943	3,335

Asset management related fees:
Fees reported as asset management fees	$24,791	$40,620
Fees reported as other income	943	3,335
Fees earned at HGC and HGC II	-	1,306
Less: Non-controlling interest in HCAP Advisors	(2,462)	(1,796)
Total Segment asset management related fee revenues	$23,272	$43,465

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

(In thousands)	Year Ended December 31,
	2015	2014

Equity and other securities excluding non-controlling interest	$1,603	$2,417
Warrants and other investments	3,516	(5)
Investment partnerships	2,690	4,308
Total Segment principal transaction revenues	7,809	6,720
Operating adjustment addbacks	(400)	(1,190)
Non-controlling interest in HGC and HGC II	-	8,318
Total principal transaction revenues	$7,409	$13,848

The decrease reflects less revenue from our investment partnerships and equity and other securities excluding non-controlling interest, partially offset by additional revenue from warrants and other investments. Revenues from our investment partnerships decreased $1.9 million from $4.3 million for the year ended December 31, 2014 to $2.4 million for the year ended December 31, 2015, driven by a $1.6 million decrease related to HOP II, which closed in July 2015, and $0.7 million decline related to HAS. Revenues from equity and other securities decreased $0.6 million from $2.4 million for the year ended December 31, 2014 to $1.6 million for the same period in 2015. Revenues from warrants and other investments increased from $5 thousand for the year ended December 31, 2014 to $3.5 million for the year ended December 31, 2015. The increase was primarily driven by a $0.7 million gain on its investment in Sanctuary Wealth Services LLC, a $0.7 million gain on a real estate advising company, and a $0.6 million gain on a company which invests in real estate ventures. On a segment reporting basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 3.8% for the year ended December 31, 2014 to 5.9% for the year ended December 31, 2015.

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

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2015	2014
CLO I loan contractual interest income	$12,555	$15,000
CLO I ABS issued contractual interest expense	(3,958)	(4,030)
Net CLO I contractual interest	8,597	10,970

CLO II loan contractual interest income	$16,575	$15,399
CLO II ABS issued contractual interest expense	(6,920)	(6,784)
Net CLO I contractual interest	9,655	8,615

CLO III loan contractual interest income	$18,529	$7,181
CLO III ABS issued contractual interest expense	(8,488)	(3,026)
Net CLO I contractual interest	10,041	4,155

Bond Payable interest expense	(7,604)	(7,301)

Less: Non-controlling interest in CLOs	(9,086)	(1,539)

Other interest income	372	205

Total Segment net interest income	$11,975	$15,105

Non-controlling interest in CLOs	9,086	1,539

Total net interest expense	$21,061	$16,644

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital and liquidity for the year ended December 31, 2016 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2016, we had net liquid assets of $86.1 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2015 and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from our initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value. At December 31, 2016 and December 31, 2015, we had Level 3 assets (financial instruments measured on a recurring basis whose fair value was determined using unobservable inputs that are not corroborated by market data) of $7.8 million and $13.3 million, respectively, which represented 0.7% and 1.0% of total assets, respectively.

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

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLOs exceeds such a limit, our ability, as the manager of the CLOs, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We have been in compliance with all OC tests on the determination dates since February 2010. However, prior to February 2010, we had been in violation and may be in violation in the future. If CLOs were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if the CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At December 31, 2016, we had $654.1 million of loans collateralizing asset-backed securities, net, $225.8 million of restricted cash and $2.2 million of interest receivable funded by $825.9 million of asset-backed securities issued, net, $32.5 million of loans held for sale, and interest payable of $4.6 million. These assets and liabilities represented 81.2% of total assets and 83.8% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2016.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category, and industry as of December 31, 2016.

(Dollars in thousands)			As of December 31, 2016
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	63	6/2019	-	10/2023	$26,313
$500	-	$2,000	328	5/2018	-	10/2024	446,030
$2,000	-	$5,000	77	5/2017	-	9/2023	208,671
$5,000	-	$10,000	3	12/2018	-	12/2020	20,068
Total			471				$701,082

(Dollars in thousands)	As of December 31, 2016
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	15	$20,441	2.9%
Automobile	27	41,864	6.0%
Banking, Finance, Insurance & Real Estate	24	25,988	3.7%
Beverage, Food & Tobacco	17	26,934	3.8%
Capital Equipment	21	26,468	3.8%
Chemicals, Plastics and Rubber	13	19,539	2.8%
Construction & Building	13	15,229	2.2%
Consumer Goods: Durable	12	17,462	2.5%
Consumer Goods: Non-durable	9	12,029	1.7%
Containers, Packaging & Glass	10	12,371	1.8%
Electronics	1	6,783	1.0%
Energy: Electricity	7	16,248	2.3%
Energy: Oil & Gas	12	13,844	2.0%
Environmental Industries	14	18,905	2.7%
Forest Products & Paper	2	1,989	0.3%
Grocery	1	-	0.0%
Healthcare & Pharmaceuticals	36	54,308	7.7%
Healthcare, Education & Childcare	1	572	0.1%
High Tech Industries	37	56,740	8.1%
Hotel, Gaming & Leisure	29	44,641	6.4%
Hotels, Motels, Inns and Gaming	2	7,715	1.1%
Insurance	2	1,206	0.2%
Leisure, Amusement, Motion Pictures & Entertainment	1	1,168	0.2%
Media: Broadcasting & Subscription	17	28,686	4.1%
Media: Diversified & Production	3	8,395	1.2%
Media: Advertising, Printing, Publishing	6	11,084	1.6%
Mining, Steel, Iron and Non-Precious Metals	10	11,115	1.6%
Personal, Food & Misc Services	1	1,551	0.2%
Retailer	34	47,207	6.7%
Services: Business	34	61,013	8.7%
Services: Consumer	21	34,779	4.9%
Telecommunications	15	19,289	2.7%
Textiles & Leather	1	1,494	0.2%
Transpertaion :Consumer	2	4,949	0.7%
Transportation: Cargo	15	19,211	2.7%
Utilities: Oil & Gas	2	2,938	0.4%
Utilities: Electric	2	4,018	0.6%
Wholesale	2	2,909	0.4%
	471	$701,082	100.0%

(Dollars in thousands)	As of December 31, 2016
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	93	$134,720	19.3%
B2	159	230,043	32.8%
B3	76	118,256	16.9%
Ba1	16	33,696	4.8%
Ba2	33	39,798	5.7%
Ba3	52	80,116	11.4%
Baa3	5	12,097	1.7%
Baa2	3	6,859	1.0%
Caa1	23	32,742	4.7%
Caa2	7	6,644	0.9%
C	1	1,491	0.2%
Ca	2	2,901	0.4%
WR	1	1,719	0.2%
Total	471	$701,082	100.0%

Our maximum exposure on the TRS is the $25.0 million deposit plus any margin call amounts. We monitor the portfolio continuously, updating the collateral pricing and ratings daily. The facility has termed out at year end 2016, and is scheduled to liquidate from loan repayments and sales by May 2018.

Other Liquidity Considerations

As of December 31, 2016, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, between JMP Holding LLC and CNB, was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of December 31, 2016.

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

The Credit Agreement includes minimum fixed charge and interest charge coverage ratios applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of December 31, 2016, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2016, was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of December 31, 2016.

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

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The Company’s board of directors declared the following distributions in the year ended December 31, 2016.

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2016	$0.040	January 31, 2016	$852,697	February 15, 2016
January 19, 2016	$0.040	February 29, 2016	$852,115	March 15, 2016
January 19, 2016	$0.040	March 31, 2016	$848,569	April 15, 2016
April 18, 2016	$0.030	April 29, 2016	$634,377	May 13, 2016
April 18, 2016	$0.030	May 31, 2016	$630,122	June 15, 2016
April 18, 2016	$0.030	June 30, 2016	$628,480	July 15, 2016
July 18, 2016	$0.030	July 29, 2016	$628,736	August 15, 2016
July 18, 2016	$0.030	August 31, 2016	$628,174	September 15, 2016
July 18, 2016	$0.030	September 30, 2016	$628,174	October 14, 2016
October 19, 2016	$0.030	October 31, 2016	$628,567	November 15, 2016
October 19, 2016	$0.030	November 30, 2016	$628,567	December 15, 2016
October 19, 2016	$0.030	December 30, 2016	$639,018	January 13, 2017

During the years ended December 31, 2016 and 2015, the Company repurchased 1,127,949 shares and 774,356 shares, respectively, of the Company’s common share at an average price of $5.59 per share and $5.72 per share, respectively, for an aggregate purchase price of $6.3 million and $4.4 million, respectively. Of the total shares repurchased during the years ended December 31, 2016 and 2015, 349,010 shares and 561,979 shares, respectively, were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and, therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

We had total restricted cash of $227.7 million, comprised primarily of $225.8 million of restricted cash at JMP Investment Holdings on December 31, 2016. This balance was comprised of $9.0 million in interest received from loans in the CLOs, and $216.8 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.7 million and $25.1 million, which were $28.6 million and $23.0 million in excess of the required net capital of $1.1 million and $2.1 million at December 31, 2016 and 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.56 to 1 and 1.25 to 1 at December 31, 2016 and 2015, respectively.

A condensed table of cash flows for the years ended December 31, 2016, 2015 and 2014 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2015 to 2016		Change from 2014 to 2015
	2016	2015	2014	$	%	$	%
Cash flows provided by (used in) operating activities	$8,878	$(3,810)	$6,444	$12,688	333.0%	$(10,254)	-159.1%
Cash flows provided by (used in) investing activities	145,160	62,587	(303,606)	82,573	131.9%	366,193	120.6%
Cash flows (used in) provided by financing activities	(137,097)	(91,588)	332,618	(45,509)	-49.7%	(424,206)	127.5%
Total cash flows	$16,941	$(32,811)	$35,456	$49,752	140.3%	$(68,267)	-192.5%

Cash Flows for the Year Ended December 31, 2016

Cash increased by $16.9 million during the year ended December 31, 2016, driven by cash provided by investing activities, partially offset by cash used in financing and operating activities.

Our operating activities provided $8.9 million of cash from the net income of $7.5 million, partially offset by cash provided in the change in operating assets and liabilities of $13.3 million, adjusted for the cash used in the non-cash revenue and expense items of $11.9 million. The net change in operating assets and liabilities was driven by a decrease in receivables of $11.3 million, partially offset by a decrease of $4.0 million in accrued compensation and other liabilities. The non-cash revenue and expense items included $10.4 million deferred income tax benefit, $8.0 million realized loss on other investments, partially offset by $5.8 million share-based compensation expense.

Our investing activities provided $145.2 million of cash primarily due to the sale and payoff of loans collateralizing ABS issued of $519.1 million, $68.0 million principal receipts on loans collateralizing ABS, partially offset by funding of loans collateralizing ABS issued of $304.6 million and the net change in restricted cash reserved for lending activities of $176.1 million.

Our financing activities used $137.1 million of cash primarily due to the $106.8 million repayment of asset backed securities, $8.4 million distribution and distribution equivalents paid on common shares and RSUs, $8.2 million purchase of subsidiary shares from non-controlling interest holders, and $7.1 million distributions to non-controlling interest shareholders.

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

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2016:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bond Payable	$93,828	$-	$-	$-	$93,828
Asset-backed securities issued	835,717	288,285	334,647	212,785	-
Contractual interest payments (1)	54,378	19,491	27,276	7,611	-
Operating lease obligations	28,626	4,724	8,761	2,568	12,573
Purchase obligations	123	40	80	3	-
Total payments	$1,012,671	$312,540	$370,764	$222,967	$106,401

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had standby letters of credit of $1.0 million and $1.6 million as of December 31, 2016 and 2015, respectively. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. Had the borrower drawn down on these, the Company would have been obligated to fund them.  The Company had unfunded commitments to lend of $15.2 million as of December 31, 2015. These commitments do not extend to JMP Group LLC.

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

We had no other material off-balance sheet arrangements as of December 31, 2016. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Also included in other investments is a total return swap. The fair value of the total return swap using the market value of the loans as provided by our counterparty.

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations.

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2016:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Private Equity Funds Managed by HCS	Limited Partner in Private Equity Fund	Total Return Swap	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$18,722	$4,747	$-	$-	$-	$-	-	$-	$23,469
Observable market based inputs	-	-	12,444	-	-	-	-	12,444	12,444
Valuation determined by third party general partners	-	-	-	5	-	3,530	1,253	4,788	4,788
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	4,227	-	-	4,227	4,227
Totals	$18,722	$4,747	$12,444	$5	$4,227	$3,530	1,253	$21,459	$44,928

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	52.2%
Observable market based inputs	0.0%	0.0%	58.0%	0.0%	0.0%	0.0%	0.0%	58.0%	27.7%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	0.0%	16.4%	5.8%	22.3%	10.7%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	19.7%	0.0%	0.0%	19.7%	9.4%
Totals	100.0%	100.0%	58.0%	0.1%	19.7%	16.4%	5.8%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
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

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale and payoff of loans.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $18.7 million as of December 31, 2016. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $4.7 million as of December 31, 2016. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2016, using a hypothetical 10% decline in prices, is estimated to be approximately $1.4 million. In addition, as of December 31, 2016, we have invested $16.7 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2016, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.7 million.

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

As of December 31, 2016, approximately 93.0% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in its report appearing on the following page, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of JMP Group LLC and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 14, 2017

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2016	2015

Assets
Cash and cash equivalents	$85,492	$68,551
Restricted cash and deposits	227,656	52,572
Receivable from clearing broker (includes cash on deposit with clearing broker of $250 at both December 31, 2016 and 2015)	6,586	14,586
Investment banking fees receivable, net of allowance for doubtful accounts of zero as of at both December 31, 2016 and 2015	5,681	5,044
Marketable securities owned, at fair value	18,722	28,493
Incentive fee receivable	499	4,397
Other investments (includes $21,459 and $51,914 measured at fair value at December 31, 2016 and 2015, respectively)	32,869	68,859
Loans held for sale	32,488	-
Loans held for investment, net of allowance for loan losses	1,930	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	969,665
Interest receivable	3,429	3,620
Cash collateral posted for total return swap	25,000	25,000
Fixed assets, net	3,143	3,929
Deferred tax assets	7,942	8,315
Other assets	20,266	15,232
Total assets	$1,125,830	$1,270,858

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$4,747	$13,284
Accrued compensation	36,158	39,470
Asset-backed securities issued (net of debt issuance costs of $3,271 and $4,168 at December 31, 2016 and 2015, respectively)	825,854	930,224
Interest payable	6,317	5,377
Bond payable (net of debt issuance costs of $2,042 and $2,475 at December 31, 2016 and 2015, respectively)	91,785	91,825
Deferred tax liability	3,872	14,693
Other liabilities	21,803	23,091
Total liabilities	990,536	1,117,964

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common share, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2016 and 2015; 21,457,054 and 21,282,977 shares outstanding at December 31, 2016 and 2015, respectively	23	23
Additional paid-in capital	135,945	135,003
Treasury share, at cost, 1,322,998 and 1,497,075 shares at December 31, 2016 and 2015, respectively	(7,792)	(6,763)
Accumulated deficit	(8,799)	(3,151)
Total JMP Group LLC stockholders' equity	119,377	125,112
Nonredeemable Non-controlling Interest	15,917	27,782
Total equity	135,294	152,894
Total liabilities and equity	$1,125,830	$1,270,858

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	As of December 31,
	2016	2015

Cash and cash equivalents	$-	$1,311
Restricted cash	225,777	51,220
Loans held for sale	32,488	-
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	969,665
Interest receivable	2,180	2,575
Incentive fees receivable	-	990
Other assets	178	4,577
Total assets of consolidated VIEs	$914,750	$1,030,338

Accrued compensation	-	761
Asset-backed securities issued	825,854	930,224
Note payable (1)	-	2,500
Interest payable	4,580	3,781
Other liabilities	1,192	1,360
Total liabilities of consolidated VIEs	$831,626	$938,626

(1)	Balance inclusive of intercompany loan.

The asset-backed securities issued by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Revenues
Investment banking	$55,353	$63,116	$81,070
Brokerage	23,755	25,577	26,916
Asset management fees	26,791	24,791	40,620
Principal transactions	16,182	7,409	13,848
Loss on sale, payoff and mark-to-market of loans	(1,918)	(1,604)	(492)
Net dividend income	999	1,041	1,001
Other income	1,407	943	3,335
Non-interest revenues	122,569	121,273	166,298

Interest income	46,784	50,801	40,042
Interest expense	(32,790)	(29,740)	(23,398)
Net interest income	13,994	21,061	16,644

Provision for loan losses	(1,586)	(1,090)	(436)

Total net revenues after provision for loan losses	134,977	141,244	182,506

Non-interest expenses
Compensation and benefits	101,233	103,560	123,580
Administration	7,024	7,229	7,310
Brokerage, clearing and exchange fees	3,110	3,378	3,304
Travel and business development	4,771	4,746	4,123
Communications and technology	4,172	3,929	3,843
Occupancy	3,901	3,657	3,337
Professional fees	4,399	4,313	4,738
Depreciation	1,280	1,177	931
Other	2,273	2,243	1,342
Total non-interest expenses	132,163	134,232	152,508
Net income before income tax expense	2,814	7,012	29,998
Income tax expense (benefit)	(4,648)	221	8,015
Net income	7,462	6,791	21,983
Less: Net income attributable to nonredeemable non-controlling interest	4,536	6,999	8,631
Net income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.14	$(0.01)	$0.59
Diluted	$0.13	$(0.01)	$0.57

Distributions declared per common share	$0.390	$0.486	$0.225

Weighted average common shares outstanding:
Basic	21,105	21,237	21,481
Diluted	21,841	21,237	23,542

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2016	2015	2014

Net income	$7,462	$6,791	$21,983
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	-	-	-
Comprehensive income	7,462	6,791	21,983
Less: Comprehensive income attributable to non-controlling interest	4,536	6,999	8,631
Comprehensive income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
					Retained	Accumulated	Nonredeemable
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Loss	Interest	Equity
Balance, December 31, 2013	22,780	$23	$(6,076)	$132,547	$(109)	$-	$110,855	$237,240
Net income	-	-	-	-	13,352	-	8,631	21,983
Additional paid-in capital - share-based compensation	-	-	-	1,226	-	-	-	1,226
Additonal paid-in capital - excess tax benefit related to share-based compensation	-	-	-	(175)	-	-	-	(175)
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(5,153)	-	-	(5,153)
Purchases of shares of common share for treasury	-	-	(11,702)	-	-	-	-	(11,702)
Reissuance of shares of common share from treasury	-	-	7,462	953	-	-	-	8,415
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(844)	-	-	(5,156)	(6,000)
Distributions to non-controlling interest holders	-	-	-	-	-	-	(3,175)	(3,175)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	20,954	20,954
Sale of subsidiary shares to non-controlling interest holders	-	-	-	1,093	-	-	24,223	25,316
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$-	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	-	(126,934)	(126,934)
Net income (loss)	-	-	-	-	(208)	-	6,999	6,791
Additional paid-in capital - share-based compensation	-	-	-	244	-	-	-	244
Additonal paid-in capital - excess tax benefit related to share-based compensation	-	-	-	(157)	-	-	-	(157)
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(11,033)	-	-	(11,033)
Purchases of shares of common share for treasury	-	-	(4,432)	-	-	-	-	(4,432)
Reissuance of shares of common share from treasury	-	-	7,985	116	-	-	-	8,101
Distributions to non-controlling interest holders	-	-	-	-	-	-	(9,079)	(9,079)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	464	464
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$-	$27,782	$152,894
Net income	-	-	-	-	2,926	-	4,536	7,462
Additional paid-in capital - share-based compensation	-	-	-	(282)	-	-	-	(282)
Additonal paid-in capital - excess tax benefit related to share-based compensation	-	-	-	46	-	-	-	46
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(8,574)	-	-	(8,574)
Purchases of shares of common share for treasury	-	-	(6,310)	-	-	-	-	(6,310)
Reissuance of shares of common share from treasury	-	-	5,281	63	-	-	-	5,344
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	1,115	-	-	(9,324)	(8,209)
Distributions to non-controlling interest holders	-	-	-	-	-	-	(7,077)	(7,077)
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$-	$15,917	$135,294

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$7,462	$6,791	$21,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal) provision for doubtful accounts	-	(7)	5
Provision for loan losses	1,586	1,090	436
Accretion of deferred loan fees	(2,351)	(1,827)	(1,202)
Amortization of liquidity discount, net	(146)	(131)	(119)
Amortization of debt issuance costs	433	423	399
Amortization of original issue discount, related to CLO II and CLO III	2,431	1,457	1,036
Interest paid in kind	(53)	(198)	(168)
Loss on sale and payoff of loans and mark-to-market of loans	1,918	1,604	492
Gain on repurchase of asset-backed securities issued	(87)	-	-
Change in other investments:
Income from investments in equity method investees	(2,200)	(159)	3,023
Fair value on other equity investments	1,061	(3,573)	(19,283)
Incentive fees reinvested in general partnership interests	-	(3,614)	(17,863)
Change in fair value of total return swap	(3,064)	1,950	-
Realized loss on other investments	(8,003)	(3,395)	(755)
Depreciation and amortization of fixed assets	1,280	1,177	931
Share-based compensation expense	5,761	8,345	9,431
Deferred income tax (benefit) expense	(10,448)	(2,213)	17,457
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	191	(735)	(841)
Decrease in receivables	11,261	10,064	1,849
Decrease (increase) in marketable securities	9,771	973	(171)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	1,050	814	(4,679)
Decrease (increase) in other assets	2,618	11,445	(17,435)
(Decrease) increase in marketable securities sold, but not yet purchased	(8,537)	(1,764)	1,299
Increase (decrease) in interest payable	940	(191)	2,801
(Decrease) increase in accrued compensation and other liabilities	(3,996)	(32,136)	7,818
Net cash provided by (used in) operating activities	8,878	(3,810)	6,444

Cash flows from investing activities:
Purchases of fixed assets	(494)	(2,873)	(1,072)
Purchases of other investments	(7,555)	(22,727)	(49,778)
Sales or distributions of other investments	46,582	46,952	52,626
Funding of loans collateralizing asset-backed securities issued	(304,615)	(291,660)	(673,586)
Funding of loans held for investment	-	(640)	(1,172)
Sale and payoff of loans collateralizing asset-backed securities issued	519,063	289,720	301,646
Principal receipts on loans collateralizing asset-backed securities issued	68,030	70,387	60,755
Principal receipts on loans held for investment	274	240	-
Net change in restricted cash reserved for lending activities	(176,134)	(1,552)	6,975
Net changes in cash collateral posted for total return swap	-	(25,000)	-
Cash associated with consolidation / deconsolidation of subsidiaries	-	(260)	-
Net cash provided by (used in) investing activities	145,160	62,587	(303,606)

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	5,000
Proceeds from bond issuance	-	-	48,300
Proceeds from CLO III warehouse	-	-	207,393
Proceeds from asset-backed securities issued	-	-	329,339
Payments of debt issuance costs	-	-	(1,740)
Repayment of note payable	-	-	(20,000)
Repayment of line of credit	-	-	(2,895)
Repayment of CLO III warehouse	-	-	(207,393)
Repurchase of bonds payable	(385)	-	-
Repayment of asset-backed securities issued	(106,800)	(68,202)	(45,661)
Distribution and distribution equivalents paid on common shares and RSUs	(8,362)	(10,182)	(5,153)
Purchases of common shares for treasury	(6,310)	(4,432)	(11,702)
Capital contributions of nonredeemable non-controlling interest holders	-	464	20,954
Distributions to non-controlling interest shareholders	(7,077)	(9,079)	(3,175)
Purchase of subsidiary shares from non-controlling interest holders	(8,209)	-	(6,000)
Cash settlement of share-based compensation	-	-	(140)
Sale of subsidiary shares to non-controlling interest holders	-	-	25,316
Excess tax benefit related to share-based compensation	46	(157)	175
Net cash (used in) provided by financing activities	(137,097)	(91,588)	332,618
Net increase (decrease) in cash and cash equivalents	16,941	(32,811)	35,456
Cash and cash equivalents, beginning of period	68,551	101,362	65,906
Cash and cash equivalents, end of period	$85,492	$68,551	$101,362

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31,378	$27,912	$18,306
Cash paid during the period for taxes	$961	$697	$6,554

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units and exercises of share options	$5,281	$7,985	$7,462
Distributions declared but not yet paid	639	851	-

See accompanying notes to consolidated financial statements

JMP GROUP LLC

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), JMP Realty I LLC (“JMP Realty”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”), JMP Realty Trust Inc., and JMPCA. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMP Realty manages JMP Realty Partners I LLC (“JMPRP”), a fund formed in the third quarter of 2016 to invest in real estate portfolios. Through JMPCA, the Company manages JMPCA CLO I Ltd (“CLO I”), JMPCA CLO II Ltd (“CLO II”), JMPCA CLO III Ltd (“CLO III”), and JMP Credit Advisors TRS Ltd (“JMPCA TRS”), a wholly owned special purpose vehicle formed to enter into a total return swap (“TRS”). The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”).

Recent Transactions

On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMP Capital, JMP Credit, JMPCA, JMPCA TRS (effective May 8, 2015), and the partially-owned subsidiaries HGC (from April 1, 2010 through December 31, 2014), HGC II (from October 1, 2012 through December 31, 2014), CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at December 31, 2016 and December 31, 2015 relate to the interest of third parties in the partially-owned subsidiaries.

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

JMPCA manages CLO I, CLO II and CLO III (collectively, the “CLOs”). The Company assesses whether the CLOs meet the definition of a VIE, and whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. As of both December 31, 2016 and 2015, CLO I and CLO II were determined to be VIEs. The Company, which manages the CLOs and owns approximately 94% and 98% of the subordinated notes in CLO I and CLO II, respectively, is deemed the primary beneficiary. As a result, the Company consolidates the assets and liabilities of the CLO securitization entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs.  CLO I paid down $106.0 million and $66.7 million in the years ended December 31, 2016 and 2015, respectively. In the fourth quarter in 2016, the Company made the decision to call the secured notes on CLO I in the first quarter of 2017 and began the process of liquidating the portfolio. See Note 5 and Note 8 for information pertaining to the loans owned and ABS issued by the CLOs, respectively.

Prior to the securitization of its loan portfolio on September 30, 2014, CLO III was determined not to be a VIE, as the entity’s equity was sufficient, the holders of the equity had the characteristics of a controlling financial interest, and the investors had proportionate voting rights. The Company assessed whether consolidation would be applicable using the voting model, with consideration to its ownership investment in CLO III, and the level of its influence. Due to JMPCA’s 100% equity stake in the CLO and its management of the vehicle, the Company consolidated CLO III in its financial statements. Upon the securitization of the CLO III loan portfolio, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued. The repurchase of CLO III non-controlling interests increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7% does not impact the consolidation treatment.

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

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. For the years ended December 31, 2016, 2015, and 2014, net trading losses were $0.6 million, $1.2 million, and $0.9 million, which were included in brokerage revenue. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company.

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

Asset management fees for the CLOs the Company managed through the year included senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates CLO I, CLO II, and CLO III, the management fees earned at JMPCA from the CLOs are eliminated on consolidation in accordance with accounting principles GAAP. At December 31, 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.327% of the average aggregate collateral balance for a specified period.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and the investment in HCC. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiary, HCS, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains and losses on the private equity securities owned by HGC and HGC II, private equity funds managed by HCS which were consolidated in the financial statements through December 31, 2014, gains on an investment in an entity, which acquires buildings and land for the purpose of holding, selling and managing the properties as well as unrealized gains and losses on the investments in private companies sponsored by JMP Holding LLC and JMP Capital.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2016, 2015 and 2014 are as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014

Equity and other securities excluding non-controlling interest	$1,389	$1,668	$8,443
Warrants and other investments	14,581	2,510	(26)
Investment partnerships	212	3,231	5,431
Total principal transaction revenues	$16,182	$7,409	$13,848

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for sale at JMP Investment Holdings. Gains are recorded when the proceeds exceed the carrying value of the loan. This line item also includes lower of cost or market adjustments arising from loans held for sale.

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by CLOs. They also include cash collateral supporting standby letters of credit issued by JMP Credit and cash on deposit for operating leases.

Restricted cash consisted of the following at December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016	2015

Principal and interest payments held as collateral for asset-backed securities issued	$225,777	$51,094
Customer escrow account	408	230
Cash collateral supporting standby letters of credit	-	126
Deposits for operating leases	1,471	1,122
	$227,656	$52,572

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2016 and December 31, 2015, the receivable from clearing broker consisted of commissions related to securities transactions, proceeds from short sales deposited with brokers that cannot be removed unless the securities are delivered, and cash on deposit with JMP Securities’ clearing broker.

Investment Banking Fees Receivable

Investment banking fees receivable include receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and the charge-off is deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable were zero at both December 31, 2016 and 2015.

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

For disclosure purposes, the fair values for each of the loans held at CLO I, CLO II and CLO III were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were four for each CLO as of December 31, 2016. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three for each CLO as of December 31, 2015. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

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

Other investments also includes warrants on public and private common stock owned by JMP Securities, private equity securities owned by HGC and HGC II (through December 31, 2014), and JMP Capital, investments in private companies sponsored by JMP Holding LLC and JMP Capital. The warrants on public and private common stock are generally received in connection with investment banking transactions or origination of loans. Such warrants are fair valued at the date of issuance and marked-to-market as of each reporting period using the Black-Scholes Options Valuation methodology. HCC LLC values its investments for which market quotations are readily available from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). HCC LLC engages independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least once quarterly. The fair value of the private equity securities owned by HGC and HGC II (through December 31, 2014) and JMP Capital is determined by the Company using comparable public company metrics discounted for private company market illiquidity.

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

The gains on the investments in HCC, the investment in real estate funds and the private equity funds are reported in Principal Transactions in the Consolidated Statements of Operation. In 2016 and 2015, the Company recorded unrealized gain of $1.5 million and $0.1 million, respectively, and net dividend income of $1.0 million and $0.9 million, respectively, on its investment in HCC. In 2016 and 2015, the Company recorded gains of $2.1 million and $0.9 million on the investments in real estate funds, respectively. In 2016 and 2015, the Company recorded unrealized gain of $1.0 million and $0.5 million on the investment in the private equity fund which invests in a diversified portfolio of technology companies. In 2016 and 2015, the Company recorded unrealized loss of $0.2 million and a gain of $0.2 million, respectively, on its investment in HGC and HGC II.

Derivative Financial Instruments

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value and fair value of the investment was $0.7 million as of December 31, 2015. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company recorded a $0.7 million loss against this investment in the year ended December 31, 2016. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be zero as of December 31, 2016.

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, JMPCA pays interest in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of December 31, 2016 and 2015, the TRS is held in Other Investments and Other Liabilities, respectively, with gains and losses recorded in Principal Transactions. In the years ended December 31, 2016 and 2015, the Company recognized a $3.1 million and $1.9 million loss on the TRS, respectively. The Company determined the fair value of the TRS to be a $1.3 million asset and a $1.9 million liability as of December 31, 2016 and 2015, respectively; using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. As of December 31, 2016, there are no other derivatives to offset the TRS. The maximum exposure of the TRS is the $25.0 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily.

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

•

Funds invested in private equity securities: HGC and HGC II’s investment in private companies, determined by the Company using comparable public company metrics discounted for private company market illiquidity.

The Company’s Level 3 assets consisted primarily of private equity securities held by HGC and HGC II. For investments acquired close to the valuation date, the Company uses the most recent purchase price to reflect the fair value of the investment. For all other investments, the Company determines fair value using a blended approach considering comparable public company metrics and comparable M&A transactions, discounted for private company market illiquidity. The Company applies the same valuation methodology to all HGC and HGC II private equity investments.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2016 and 2015. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans that the Company intends to sell in the foreseeable future are designated as loans held for sale. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale and payoff of loans. All loans held for sale are considered performing as of December 31, 2016.

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

●

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market. All loans in the CLOs are Cash Flow loans in 2014, 2015 and 2016. The Company classified loans as ABL and Enterprise Value when it was directly originating deals.

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

ASU 2015-03 and ASU 2015-15, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, were issued April 2015 and August 2015, respectively, and required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In 2016, the Company retrospectively reclassified debt issuance costs to the respective debt liability line items.

3. Recent Accounting Pronouncements

Accounting Standards Updates (“ASU”) 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers, and ASU 2016-08, Principal versus Agent Considerations, were issued in May 2014, August 2015, April 2016, May 2016 and March 2016, respectively, to provide a more robust framework for addressing revenue issues, and to clarify the implementation guidance on principal versus agent considerations. The standards allow either a full retrospective or modified approach at adoption. They are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted on the original effective date, as stated by ASU 2014-09, annual reporting periods beginning after December 15, 2016. The core principles of the provisions are that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates also clarify guidance relating to identifying performance obligations and licensing implementation. The Company is evaluating certain agreements to determine whether it acts as a principal and should present the related revenue gross of expenses. Any impact resulting from adoption would result in adjustments on principal transactions, interest income and interest expense. While the evaluation efforts over the revenue standard updates are not complete, the Company does not anticipate a significant impact on its financial statements.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued in August 2014 to provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This standard became effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Upon adoption of ASU 2014-15, the Company evaluated its ability to continue as a going concern and considered the necessity to provide related footnote disclosures.

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

ASU 2016-02, Leases, was issued February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company’s right-to-use assets and corresponding lease liabilities will be grossed up to reflect the present value of the lease payments.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, was issued in June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The adoption of ASU 2016-13 may result in more immediate recognition of losses on the Company’s amortized cost investments, and an impact to the allowance for loan losses.

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

ASC 2016-16, Income Taxes (Topic 740), was issued in October 2016 to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory and to reduce the complexity/cost in accounting standards. The board decided to recognize the income tax consequences to intra-entity transfers when the transfer occurs. The amendment is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within those annual reporting periods. Early adoption is permitted and is applied modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company is evaluating the impact of the adoption of this standard.

ASC 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control was issued in October 2016 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interest in the entity held through related parties under common control with reporting entity when determining if it is the primary beneficiary. The update affects any reporting entities that are required to evaluate whether they should consolidate a VIE within Subtopic 810-10. The improvements to this update are entitled to situations involving common control, a decision maker that is exposed to when determining whether it is the primary beneficiary of VIEs’. The update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Any early adoption is permitted with adjustments applied retrospectively. The adoption of ASU 2016-17 is not expected to impact the Company’s financial statements.

ASC 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions’ of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is expected to result in additional disclosures in the Company’s filings.

ASU 2017-01, Business Combinations (Topic 805), provides a more robust framework to clarify the definition of a business with the objective to determine when a set of assets and activities is a business. The provisions to this standard for public businesses are effective for annual periods beginning after December 15, 2017 and all other entities applied to annual periods beginning after December 15, 2018 and interim periods within the annual periods beginning after December 15, 2019. This update is applied prospectively on or before the effective date with the possibility of early adoption. This Company will continue to monitor the impact on the business.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2016 and 2015:

	At December 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,492	$85,492	$-	$-	$85,492
Restricted cash and deposits	227,656	227,656	-	-	227,656
Marketable securities owned	18,722	18,722	-	-	18,722
Other investments	13,697	-	13,697	-	13,697
Other investments measured at net asset value (1)	19,172	-	-	-	-
Loans held for sale	32,488	-	33,651	-	33,651
Loans held for investment, net of allowance for loan losses	1,930	-	-	1,824	1,824
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	-	685,392	-	685,392
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Total assets:	$1,078,284	$356,870	$732,740	$1,824	$1,091,434

Liabilities:
Marketable securities sold, but not yet purchased	$4,747	$4,747	$-	$-	$4,747
Asset-backed securities issued	825,854	-	831,854	-	831,854
Bond payable	91,785	-	94,517	-	94,517
Total liabilities:	$922,386	$4,747	$926,371	$-	$931,118

	At December 31, 2015
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$68,551	68,551	$-	$-	68,551
Restricted cash and deposits	52,572	52,572	-	-	52,572
Marketable securities owned	28,493	27,058	1,435	-	28,493
Other investments	38,588	-	38,588	-	38,588
Other investments measured at net asset value (1)	30,271	-	-	-	-
Loans held for investment, net of allowance for loan losses	2,595	-	-	2,342	2,342
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	969,665	-	940,545	-	940,545
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Settlement receivable	500	-	-	526	526
Total assets:	$1,216,235	$173,181	$980,568	$2,868	$1,156,617

Liabilities:
Marketable securities sold, but not yet purchased	$13,284	13,284	-	-	13,284
Asset-backed securities issued	930,224	-	919,937	-	919,937
Total return swap	1,950	-	1,950	-	1,950
Bond payable	91,785	-	94,179	-	94,179
Total liabilities:	$1,037,243	$13,284	$1,016,066	$-	$1,029,350

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2016 and 2015:

(In thousands)		December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,722	$18,722	$-	$-	$18,722
Other investments:
Investments in hedge funds managed by HCS	12,444	-	12,444	-	12,444
Investments in private equity funds managed by HCS and JMPAM (1)	4,227	-	-	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS and JMPAM (1)	16,676	-	12,444	-	12,444
Limited partnership in investments in private equity/ real estate funds (1)	3,530	-	-	-	-
Total return swap	1,253	-	1,253	-	1,253
Total other investments	21,459	-	13,697	-	13,697
Total assets:	$40,181	$18,722	$13,697	$-	$32,419

Marketable securities sold, but not yet purchased	4,747	4,747	-	-	4,747

Total liabilities:	$4,747	$4,747	$-	$-	$4,747

(In thousands)		December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$28,493	$27,058	$1,435	$-	$28,493

Other investments:
Investments in hedge funds managed by HCS	38,588	-	38,588	-	38,588
Investments in private equity funds managed by HCS and JMPAM (1)	4,057	-	-	-	-
Investments in funds of funds managed by HCS (1)	19	-	-	-	-
Total investment in funds managed by HCS and JMPAM (1)	42,664	-	38,588	-	38,588
Limited partnership in investments in private equity/ real estate funds (1)	9,250	-	-	-	-
Total other investments	51,914	-	38,588	-	38,588
Total assets:	$80,407	$27,058	$40,023	$-	$67,081

Marketable securities sold, but not yet purchased	13,284	13,284	-	-	13,284
Total return swap	1,950	-	1,950	-	1,950

Total liabilities:	$15,234	$13,284	$1,950	$-	$15,234

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

As of December 31, 2016 and 2015, $7.8 million and $13.3 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

	Redemption	Redemption	Fair Value at December 31,		Unfunded Commitments at December 31,
Dollars in thousands	Frequency	Notice Period	2016	2015	2016	2015

Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$5	$19	$-	$-
Limited partner investments in private equity funds	Nonredeemable	N/A	$3,530	$9,250	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,227	$4,057	$1,085	$1,400

(1) Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held no assets measured at fair value on a non-recurring basis at December 31, 2015. As of December 31, 2016, the Company held loans collateralizing asset-backed securities of $1.9 million, which were placed on non-accrual status. For the year ended December 31, 2016, the Company recorded related losses of $0.9 million.

Loans Held for Investment

At December 31, 2016 and 2015, loans held for investment included four loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In 2016, the Company placed this loan on non-accrual status, and recorded a related reserve for $0.4 million. As of December 31, 2016 and 2015, the Company’s loan outstanding to this entity was $1.7 million, net of a $0.4 million reserve, and $2.1 million, respectively. The Company determined the fair value of loans held for investment to be $1.6 million and $2.3 million as of December 31, 2016 and 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost and Other Equity-Method Investments

On February 11, 2010, the Company made a $1.5 million investment in Class D Preferred Units of Sanctuary Wealth Services LLC (“Sanctuary”), which provides a turnkey platform that allows independent wealth advisors to establish an independent advisory business without the high startup costs and regulatory hurdles. During the fourth quarter of 2010, the Company determined that its investment in Sanctuary was fully impaired and recorded an impairment loss of $1.5 million, which was included in Principal Transactions on the Consolidated Statements of Operations. On April 3, 2012, the Company purchased a $2.3 million receivable for $1.4 million from Sanctuary. The $1.4 million was comprised of $0.5 million in cash consideration and $0.9 million in connection with the partial redemption of the $1.5 million investment in Sanctuary. The Company recognized the $0.9 million as a gain in Principal Transactions, and the $2.3 million receivable in Other Assets. The payments due on this receivable were fully collected by the end of 2016. The carrying value of the long-term receivable was zero and $0.5 million as of December 31, 2016 and 2015, respectively. The Company determined the fair value of the long-term receivable to be zero and $0.5 million as of December 31, 2016 and 2015, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate. Significant increases in the market credit adjusted interest rate in isolation would result in decreases to the fair value measurement.

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognized its investment in RiverBanc using the equity method. In the year ended December 31, 2015, the Company recognized a gain of $1.7 million, and received distributions of $1.7 million. In the first quarter of 2016, the Company recognized a $0.1 million gain, and received a distribution of $0.5 million. The Company sold RiverBanc in the second quarter of 2016, resulting in a $6.0 million gain.

On November 16, 2015, the Company made a $2.0 million investment in a fund, which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognized its investment using the equity method, with related gains recognized in principal transactions. In the year ended December 31, 2015, the Company recognized gains of $35 thousand and received distributions of $0.2 million. On September 26, 2016, the Company sold the investment to JMPRP, resulting in a $0.1 million loss. Prior to the sale, the Company received distributions of $0.7 million, and recognized gains related to equity method income of $0.3 million in 2016.

In October 2015, the Company entered into a $5.0 million commitment to invest in a general partner, which will manage real estate equity investments. The Company recognized its investment using the equity method, with related gains recognized in principal transactions. The Company received distributions of $0.1 million and recognized losses of $0.1 million related to equity method income in 2016. On September 15, 2016, the Company sold the investment to JMPRP, resulting in a $0.3 million gain.

On December 2, 2015, the Company made a $12.8 million investment in a fund, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment in Workspace using the equity method, with related gains recognized in principal transactions. In the year ended December 31, 2015, the Company recognized gains of $0.2 million and received no distributions. On September 26, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. In the year ended December 31, 2016, the Company received distributions of $3.5 million, and recognized gains related to equity method income of $1.0 million for the year ended December 31, 2016. As of December 31, 2016, the carrying value of this investment was $10.8 million.

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

In February 2015, the Company received a $0.7 million convertible promissory note in exchange for a partial redemption of outstanding Class D Preferred Units of Sanctuary. At the option of the holder, the convertible promissory note is convertible into Class A Units on a fully diluted basis. The Company recognized the $0.7 million as a gain in Principal Transactions, and the $0.7 million convertible promissory note in Other Investments. In determining the carrying value of the investment, the Company bifurcated the convertible option from the promissory note. The Company identified this convertible option as an embedded derivative. The promissory note is recognized at amortized cost. The convertible option is recognized using the fair value option. In determining the fair value of the option, the value of the underlying shares will be compared against the value of the promissory note. The carrying value of the investment was $0.7 million as of December 31, 2015. The Company recorded a $0.7 million loss against this investment in 2016. The Company recorded changes in the fair value of this investment as unrealized gain or loss in Principal Transactions. The Company determined the fair value of the investment to be zero and $0.7 million as of December 31, 2016 and 2015.

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for JMPCA CLO III, Ltd.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of December 31, 2016, the TRS is held in Other Investments, with gains and losses recorded in Principal Transactions. In the year ended December 31, 2016, the Company recognized a $3.1 million gain on the TRS. In the year ended December 31, 2015, the Company recognized $1.9 million loss on the TRS. The Company determined the fair value of the TRS to be a $1.3 million asset and a $1.9 million liability as of December 31, 2016 and 2015, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. The maximum exposure of the TRS is the $25.0 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility has termed out at year end 2016, and is scheduled to liquidate from loan repayments and sales by May 2018.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. In the fourth quarter of 2016, CLO I initiated the liquidation process and sold the majority of its loan portfolio. The remaining loans are reflected as loans held for sale as of December 31, 2016. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016		2015
	Loans Collateralizing Asset-backed Securities	Loans Held for Sale	Loans Collateralizing Asset-backed Securities
Outstanding principals	$667,237	$33,748	$984,110
Allowance for loan losses	(6,540)	-	(5,397)
Liquidity discount	-	(772)	(918)
Deferred loan fees, net	(6,570)	(308)	(8,130)
Valuation allowance	N/A	(180)	N/A
Total loans, net	$654,127	$32,488	$969,665

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the non-impaired loans as of and for the years ended December 31, 2016 and 2015:

(In thousands)	Year Ended December 31, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(98)	-	-	-	(98)
Provision for loan losses		(263)			(263)
Transfers from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,113	$(937)	$-	$(249)	$1,927

Non-impaired Loans
Balance at beginning of period	$984,110	$(5,397)	$(918)	$(8,130)	$969,665
Purchases	308,812	-	-	(4,206)	304,606
Repayments	(67,932)	-	-	-	(67,932)
Accretion of discount	-	-	146	2,351	2,497
Provision for loan losses	-	(880)	-	-	(880)
Sales and payoff	(523,907)	-	-	3,106	(520,801)
Transfers to loans held for sale	(33,748)	-	772	309	(32,667)
Transfers to impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$664,124	$(5,603)	$-	$(6,321)	$652,200

(In thousands)	Year Ended December 31, 2015
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$1,050,392	$(4,307)	$(1,049)	$(6,188)	$1,038,848
Purchases	296,400	-	-	(4,740)	291,660
Repayments	(70,517)	-	-	130	(70,387)
Accretion of discount	-	-	131	1,827	1,958
Provision for loan losses	-	(1,090)	-	-	(1,090)
Sales and payoff	(292,165)	-	-	841	(291,324)
Balance at end of period	$984,110	$(5,397)	$(918)	$(8,130)	$969,665

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014 is as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$(5,397)	$(4,307)	$(3,871)
Provision for loan losses:
Specific reserve	(938)	-	-
General reserve	(205)	(1,090)	(436)
Balance at end of period	$(6,540)	$(5,397)	$(4,307)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2015, the Company held no impaired loans collateralizing asset-backed securities. As of December 31, 2016, $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $657.8 million and $975.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2016 and 2015, respectively. The entire $32.5 million of recorded investment amount of loans held for sale were individually evaluated for impairment.

As of December 31, 2016 and 2015, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. As of December 31, 2015, no loans were on non-accrual status. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2016
Impaired loans with an allowance recorded	$2,864	$3,211	$938	$2,913	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$2,864	$3,211	$938	$2,913	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at December 31, 2016 or 2015. At both December 31, 2016 and 2015, the Company did not have any loans which were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2016 and 2015:

(In thousands)	Cash Flow Loans (CF)		Held for Sale - Cash Flow (CF)
	December 31,		December 31,
	2016	2015	2016	2015

Moody's rating:
Baa1 - Baa3	$12,145	$6,590	$6,769	$-
Ba1 - Ba3	137,717	281,307	13,957	-
B1 - B3	467,125	663,710	11,377	-
Caa1 - Caa3	37,913	20,507	565	-
Ca	2,903	2,946	-	-
Not Rated	2,864	-	-	-
Total:	$660,667	$975,060	$32,668	$-

Internal rating (1) :
2	$545,181	$846,135	$27,109	$-
3	94,407	93,704	5,559	-
4	18,215	35,221	-	-
5	2,864	-	-	-
Total:	$660,667	$975,060	$32,668	$-

Performance:
Performing	$657,803	$975,060	$32,668	$-
Non-performing	2,864	-	-	-
Total:	$660,667	$975,060	$32,668	$-

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $685.4 million and $940.5 million as of December 31, 2016 and 2015, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement. The fair value of loans held for sale was determined to be $33.7 million as of December 31, 2016.

6. Fixed Assets

At December 31, 2016 and 2015, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2016	2015
Furniture and fixtures	$2,562	$2,520
Computer and office equipment	5,945	5,669
Leasehold improvements	7,028	6,853
Software	644	644
Less: accumulated depreciation	(13,036)	(11,757)
Total fixed assets, net	$3,143	$3,929

Depreciation expense was $1.3 million for the year ended December 31, 2016, $1.2 million for the year ended December 31, 2015, and $0.9 million for the year ended December 31, 2014.

7. Debt

Bonds Payable

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

The Company incurred no debt issuance costs, in the years ended December 31, 2016 and 2015, respectively, relating to Senior Notes. These issuance costs are amortized over the estimated life of the bond. As of December 31, 2016 and 2015, the Company held $2.0 million and $2.5 million of unamortized debt issuance costs.

	As of December 31, 2016		As of December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$1,001,956	$48,300,000	$1,259,709
8.00% Senior Notes	$45,905,250	$1,040,347	$46,000,000	$1,215,045

Note Payable and Lines of Credit

As of December 31, 2016 and 2015, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both December 31, 2016 and 2015.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of December 31, 2016 or December 31, 2015.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both December 31, 2016 and December 31, 2015, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

8. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization and obtained $455.0 million of third-party financing. The Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2016 and 2015.

(In millions)	As of December 31, 2016
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$72.2	$72.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa1/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Baa1/BB+
Total secured notes sold to investors	$201.2	$201.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$246.2	$246.2
Consolidation elimination	N/A	(58.8)
Total asset-backed securities issued	N/A	$187.4

(In millions)	As of December 31, 2015
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$326.0	$178.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa3/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Ba1/BB+
Total secured notes sold to investors	$455.0	$307.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$500.0	$352.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$293.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2016 and 2015, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company is still permitted to reinvest unscheduled principal payments, which includes most loan payoffs.  CLO I paid down $106.0 million and $66.7 million in the years ended December 31, 2016 and 2015, respectively. In the fourth quarter in 2016, the Company made the decision to call the secured notes on CLO I in the first quarter of 2017 and began the process of liquidating the portfolio.

The Notes recorded upon the closing of CLO I in April 2009 reflect an issuance discount. The activity in the note principal for the years ended December 31, 2016 and 2015 comprised the following:

(In thousands)	Year Ended December 31,
	2016	2015

Balance at beginning of period	$293,457	$360,139
Repayments	(106,040)	(66,682)
Balance at end of period	$187,417	$293,457

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company purchased $6.0 million of the unsecured subordinated notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2016 or 2015.

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moodys/ S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.5)	217.1	1.18%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	NR/A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.0)	17.7	3.85%	NR/BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	5.25%	NR/BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.2)	9.0	5.75%	NR/B
Total secured notes sold to investors	$320.0	$316.2	$(4.9)	$311.3
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.0	$(5.2)	$334.8
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.2	$(4.9)	$311.3

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$0.8	$-	$0.8	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.6)	217.0	1.18%	AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.2)	17.5	3.85%	BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(2.0)	16.7	5.25%	BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.6)	8.6	5.75%	B
Total secured notes sold to investors	$320.0	$317.0	$(6.0)	$311.0
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.8	$(6.3)	$334.5
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$317.0	$(6.0)	$311.0

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

The Notes recorded upon the issuance of CLO II in April 2013 at fair value reflect an issuance discount. The activity in the note principal and issuance discount for the years ended December 31, 2016 and 2015, respectively, comprised the following:

(In thousands)	Year Ended December 31, 2016			Year Ended December 31, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,960	$(5,960)	$311,000	$318,480	$(6,939)	$311,541
Repayments	(760)	-	(760)	(1,520)	-	(1,520)
Amortization of discount	-	1,045	1,045	-	979	979
Balance at end of period	$316,200	$(4,915)	$311,285	$316,960	$(5,960)	$311,000

CLO III

On December 11, 2013 CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt is secured by a diversified portfolio of broadly syndicated leveraged loans. As of December 31, 2013, CLO III was not funded. On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of notes (the “Secured Notes”) and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 46.7% of the unsecured subordinated notes at December 31, 2016. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2016.

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.7)	$330.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.2)	$364.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.7)	$330.4

(In millions)	As of December 31, 2015
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.7)	$227.3	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.9)	40.8	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.6)	21.9	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(2.2)	$329.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.7)	$363.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(2.2)	$329.9

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014 include a discount to par value. The activity in the note principal and purchase discount for the year ended December 31, 2016 and 2015 comprised the following:

(In thousands)	Year Ended December 31, 2016			Year Ended December 31, 2015
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(2,165)	$329,935	$332,100	$(2,643)	$329,457
Amortization of discount	-	489	489	-	478	478
Balance at end of period	$332,100	$(1,676)	$330,424	$332,100	$(2,165)	$329,935

Interest on Asset Backed Securities Issued

Total interest expenses related to the asset-backed securities issued for the year ended December 31, 2016, 2015 and 2014 were $25.5 million, $22.3 million and $15.4 million, respectively, which was comprised of a cash coupon of $23.1 million, $22.3 million, and $13.8 million and liquidity and issuance discount amortization of $2.4 million, $2.3 million, and $1.5 million, respectively. As of December 31, 2016 and 2015, accrued interest payable on the Notes were $4.6 million and $3.9 million, respectively.

Fair Value of Asset Backed Securities Issued

The Company determined the fair value of the secured notes of the asset-backed securities issued to be $831.9 million and $918.2 million as of December 31, 2016 and 2015, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

9. Shareholders’ Equity

Common Share

The Company’s board of directors declared the following distributions in the year ended December 31, 2016:

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2016	$0.040	January 31, 2016	$852,697	February 15, 2016
January 19, 2016	$0.040	February 29, 2016	$852,115	March 15, 2016
January 19, 2016	$0.040	March 31, 2016	$848,569	April 15, 2016
April 18, 2016	$0.030	April 29, 2016	$634,377	May 13, 2016
April 18, 2016	$0.030	May 31, 2016	$630,122	June 15, 2016
April 18, 2016	$0.030	June 30, 2016	$628,480	July 15, 2016
July 18, 2016	$0.030	July 29, 2016	$628,736	August 15, 2016
July 18, 2016	$0.030	August 31, 2016	$628,174	September 15, 2016
July 18, 2016	$0.030	September 30, 2016	$628,174	October 14, 2016
October 19, 2016	$0.030	October 31, 2016	$628,567	November 15, 2016
October 19, 2016	$0.030	November 30, 2016	$628,567	December 15, 2016
October 19, 2016	$0.030	December 30, 2016	$639,018	January 13, 2017

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

During the years ended December 31, 2016 and 2015, the Company repurchased 1,127,949 shares and 774,356 shares, respectively, of the Company’s common share at an average price of $5.59 per share and $5.72 per share, respectively, for an aggregate purchase price of $6.3 million and $4.4 million, respectively. Of the total shares repurchased during the years ended December 31, 2016 and 2015, 349,010 shares and 561,979 shares, respectively, were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes and, therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

As of December 31, 2016, no shares remain available to be repurchased under the repurchase program.

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

Share Options

The following table summarizes the share option activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares Subject	Weighted Average	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	2,785,000	$6.53	3,591,690	$7.23	2,370,290	$7.54
Granted	-	-	-	-	1,525,000	6.84
Forfeited	(100,000)	6.79	(90,000)	6.70	(200,000)	6.45
Cancelled	(40,000)	6.24	(716,690)	10.00	(103,600)	10.00
Balance, end of period	2,645,000	$6.53	2,785,000	$6.53	3,591,690	$7.23

Options exercisable at end of period	2,645,000	$6.53	1,410,000	$6.23	716,690	$10.00

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2016 and 2015:

December 31, 2016
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,645,000	2.48	$6.53	$-	2,645,000	2.48	$6.53	-

December 31, 2015
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,785,000	3.50	$6.53	$-	1,410,000	3.00	$6.23	-

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of $0.9 million, $2.1 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014.

As of December 31, 2016, there was no unrecognized compensation expense related to share options. As of December 31, 2015, there was $0.9 million unrecognized compensation expense related to share options.

There were no share options exercised during the years ended December 31, 2016, 2015, and 2014. As a result, the Company did not recognize any current income tax benefits from exercise of share options during these periods.

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

On February 4, 2015, the Company granted approximately 380,000 RSUs to certain employees of the Company as part of the 2014 deferred compensation program. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 50% of these RSUs vested on December 1, 2015 and the remaining 50% will vest on December 1, 2016 subject to the grantees’ continued employment through such dates. On February 11, 2015, the Company granted approximately 49,000 RSUs to Company directors. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date without any discount. 25% of these RSUs will vest each quarter. During the quarter ended June 30, 2015, the Company granted a collective approximate 54,000 RSUs to new hires. These RSUs have requisite service periods of three years. The fair value of these RSUs was determined based on the closing price of the Company’s share on the grant date with a discount applied for distributions forgone.

In February 2016, the Company granted approximately 231,000 RSUs to certain employees of the Company as part of the 2015 deferred compensation program. 50% of these units vested on December 1, 2016 and the remaining 50% will vest on December 1, 2017, subject to the grantees’ continued employment through such date. The fair value of these RSUs was determined based on the closing price of the Company’s share price on the grant date with discounts applied for distributions foregone during the vesting period and post-vesting transfer restrictions.

In the first and second quarter of 2016, the Company granted approximately 470,000 RSUs for long-term incentive purposes.  Fifty percent of these units vested on December 1, 2016 and the remaining 50% will vest on December 1, 2017, subject to the grantees’ continued employment through such date.  The vested shares will be restricted from sale or transfer until December 1, 2018.  The fair value of these RSUs was determined based on the closing price of the Company’s share price on the grant date with discounts applied for distributions foregone during the vesting period and post-vesting transfer restrictions.

In addition, the Company granted approximately 245,000 RSUs in 2016 as hiring or other compensation, including 52,325 RSUs granted to the Company’s independent directors.  These RSUs have a requisite service period of one to three years.  The fair value of these RSUs was determined based on the closing price of the Company’s share price on the grant date with a discount for distributions foregone during the vesting period.

The following table summarizes the RSU activity for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	733,151	$6.91	1,493,851	$6.50	1,881,149	$6.70
Granted	945,308	4.65	488,505	7.23	931,456	6.93
Vested	(904,046)	5.91	(1,230,797)	6.54	(1,178,337)	7.16
Forfeited	(127,855)	6.22	(18,408)	6.79	(140,417)	6.51
Balance, end of period	646,558	$5.14	733,151	$6.91	1,493,851	$6.50

The aggregate fair value of RSUs vested during the years ended December 31, 2016, 2015, and 2014 were $5.7 million, $7.1 million, and $8.9 million, respectively. The income tax benefits realized from the vested RSUs were $2.1 million, $2.6 million, and $3.4 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2016, 2015, and 2014, the Company recorded compensation expense related to RSUs of $4.4 million, $6.1 million, and $7.5 million, respectively.

For the years ended December 31, 2016, 2015, and 2014, the Company recognized income tax benefits of $2.1 million, $3.2 million, and $3.7 million, respectively, related to the compensation expense recognized for RSUs and share options. As of December 31, 2016 and 2015, there was $1.3 million and $2.2 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.01 years and 1.11 years, respectively.

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

The following table summarizes the SARs activity for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Stock Appreciation Rights	Weighted Average Grant Date Fair Value	Stock Appreciation Rights	Weighted Average Grant Date Fair Value

Balance, beginning of year	2,822,500	$7.33	0	$0.00
Granted	0	7.33	2,865,000	7.33
Forfeited	(242,500)	7.33	(42,500)	7.33
Balance, end of period	2,580,000	$7.33	2,822,500	$7.33

December 31, 2016
SARs Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,580,000	3.00	$7.33	$-

December 31, 2015
SARs Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,822,500	4.00	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $0.5 million and $0.2 million for SARs.

For the years ended December 31, 2016 and 2015, the Company recognized income tax benefits of $0.2 million and $0.1 million, respectively, related to the compensation expense recognized for SARs. As of December 31, 2016 and 2015, there was $0.4 million and $0.5 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 1.00 years and 2.00 years, respectively.

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

The computations of basic and diluted net income per share and basic and diluted net income per unit for the years ended December 31, 2016, 2015 and 2014 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2016	2015	2014

Numerator:
Net income (loss) attributable to JMP Group, Inc	$2,926	$(208)	$13,352

Denominator:
Basic weighted average shares outstanding	21,105	21,237	21,481

Effect of potential dilutive securities:
Restricted share units and share options	736	-	2,061

Diluted weighted average shares outstanding	21,841	21,237	23,542

Net income per share
Basic	$0.14	$(0.01)	$0.59
Diluted	$0.13	$(0.01)	$0.57

In the table above, unvested RSUs that have non-forfeitable distribution equivalent rights are treated as a separate class of securities in calculated net income (loss) per share. The impact of applying this methodology was a reduction in basic net income per share of $0.01 for 2016, zero for 2015, and less than $0.03 for 2014.

Share options to purchase 2,701,885, 3,512,786, and 2,217,434 shares of common share for the years ended December 31, 2016, 2015, and 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Share options to purchase zero, zero, and 1,333,658 shares of common share for the years ended December 31, 2016, 2015, and 2014, respectively, had a Company performance-based condition and were not included in the computation of diluted weighted-average common shares outstanding because such performance-based condition had not been met.

Restricted share units for 23,770, 1,860,769, and 45,420 shares of common share for the years ended December 31, 2016, 2015, and 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.5 million and $1.6 million for the years ended December 31, 2016 and 2015. There were no contributions by the Company during the year ended December 31, 2014.

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

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Federal	$5,570	$2,427	$(8,914)
State	230	161	(528)
Total current income tax expense (benefit)	5,800	2,588	(9,442)

Federal	(9,524)	(2,632)	16,991
State	(924)	265	466
Total deferred income tax expense (benefit)	(10,448)	(2,367)	17,457
Total income tax expense (benefit)	$(4,648)	$221	$8,015

As of December 31, 2016 and 2015, the components of deferred tax assets and liabilities are as follows:

(In thousands)	As of December 31,
	2016	2015
Deferred tax assets:
Equity based compensation	$3,094	$3,113
Reserves and allowances	1,621	1,448
New York net operating loss	-	946
Federal and Other state net operating loss	119	157
Deferred compensation	956	2,716
Investment in partnerships	1,578	-
Other	574	596
Total deferred tax assets	7,942	8,976
Deferred tax liabilities:
Investment in partnerships	(690)	(5,390)
Repurchase of asset-backed securities issued	(640)	(960)
Net unrealized capital gains/losses	(799)	(1,155)
Accrued compensation and related expenses	(1,716)	(7,188)
Other	(27)	-
Total deferred tax liabilities	(3,872)	(14,693)

Net deferred tax asset before valuation allowance	4,070	(5,717)

Valuation allowance	-	(661)

Net deferred tax (liabilities)/ assets	$4,070	$(6,378)

As of December 31, 2016, JMP Group Inc. has state NOL carry forwards totaling approximately $16.0 million and $1.0 million post-apportioned which expire in 2034. The Company also has California Enterprise Zone credits totaling $0.3 million which expire between 2023 and 2026.

The Company has written off the deferred tax assets related to the NYS and NYC net operating loss carryforwards as they expire after 2016. As a result, the Company has released the full valuation allowance against the NYS deferred tax asset and recorded an income tax benefit of $0.7 million in the current year. Furthermore, management believes that the federal and state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences over the next two years.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory tax rate	34.00%	34.00%	35.00%
State income tax, net of federal tax benefit	6.93%	1.10%	2.04%
Change in New York State and City allowance valuation	-23.45%	3.83%	-1.96%
Adjustment for permanent items (HGC, HGC II, HCC LLC, CLO II, CLO III and HCAP Advisors non-controlling interest) (1)	-8.72%	-5.71%	-9.64%
Adjustment for other permanent items	2.09%	1.59%	1.04%
Adjustment for PTP investment income	-175.90%	-72.08%	0.00%
Deferred tax asset written off related to options and RSUs	0.00%	3.11%	0.00%
Adjustment for prior year taxes	1.58%	3.94%	0.52%
California state enterprise zone tax credit	-1.70%	1.13%	-0.28%
PTP asset transfer gain	0.00%	32.22%	0.00%
Effective tax rate	-165.17%	3.13%	26.72%

(1)

HCC LLC (through May 2, 2013), CLO II (effective April 30, 2013), HCAP Advisors (effective May 1, 2013), CLO III (effective September 30, 2014), HGC (through December 31, 2014), and HGC II (through December 31, 2014) are consolidated for financial reporting purposes but not for tax purposes.

The decrease in the effective tax rate for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to income associated with JMP Investment Holdings LLC which is consolidated for financial reporting purposes but excluded from the computation of total income tax. The decrease in pre-tax income for the year ended December 31, 2016 as compared to the same period in 2015 also contributed to the decrease in the effective tax rate. Income attributed to JMP Investment Holdings is $14.6 million for the year ended December 31, 2016 and is a decrease in the effective tax rate as the passive taxable income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC. This taxable income is not subject to U.S. Federal and state corporate income tax. The effective tax rate is calculated on a consolidated level using tax expense related to the corporate subsidiaries (excluding JMP Investment Holdings LLC) divided by consolidated pre-tax income including JMP Investment Holdings LLC.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the tax jurisdictions where it is required to file income tax returns, and for all open tax years, which are 2013 through 2015 for Federal income tax purposes and 2012 through 2015 for California income tax purposes. As of December 31, 2016, the total reserve balance including interest and penalties was $0.1 million. The Company is currently under a New York City examination for tax years ended 2012 and 2013, however we do not anticipate any tax adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow within the next twelve months.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, and New York under various operating leases. Occupancy expense was $3.9 million for the year ended December 31, 2016, $3.7 million for the year ended December 31, 2015, and $3.3 million for the year ended December 31, 2014. The Company recorded sublease income of $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2016
2017	$4,724
2018	4,777
2019	3,984
2020	2,568
Thereafter	12,573
Commitment and Contingent Liability	$28,626

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2016 and 2015, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At both December 31, 2016 and 2015, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. As of December 31, 2016, the Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. The Company had unfunded commitments to lend of $15.2 million as of December 31, 2015. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.2 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO I. $2.9 million and $5.0 million of the unfunded commitments as of December 31, 2016 and 2015, respectively, relate to commitments traded but not yet closed in CLO II. $7.8 million and $4.0 million of the unfunded commitments as of December 31, 2016 and 2015, respectively, relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the unfunded commitments to be $16.5 million as of December 31, 2015, using the average market bid and ask quotation obtained from a loan pricing service.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.7 million and $25.1 million, which were $28.6 million and $23.0 million in excess of the required net capital of $1.1 million and $2.1 million at December 31, 2016 and 2015, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.56 to 1 and 1.25 to 1 at December 31, 2016 and 2015, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of December 31, 2016 and 2015, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $27.8 million and $47.0 million, respectively, which consisted of investments in hedge and other private funds of $17.3 million and $38.6 million, respectively, and an investment in HCC common stock of $10.5 million and $8.4 million, respectively. Base management fees earned from these affiliated entities were $16.2 million, $15.4 million, and $13.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Also, the Company earned incentive fees of $10.6 million, $9.4 million, and $27.4 million from these affiliated entities for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, the Company had incentive fees receivable from these entities of $0.5 million and $4.4 million, respectively. As of December 31, 2016, the Company had a receivable of $7.8 million, due to the redemption of HTP which closed on December 31, 2016.

In September 2016, the Company sold investments to JMP Realty Partners I, LLC., a fund managed by JMPAM. Refer to Note 4 for detail relating to the sale.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2016 had settled with no resulting material liability to the Company. For the years ended December 31, 2016, 2015 and 2014, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2016.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $1.0 million and $1.6 million as of December 31, 2016 and 2015, respectively. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. If the borrower drawn down on these, the Company would have been obligated to fund them.  The Company had unfunded commitments to lend of $15.2 million as of December 31, 2015. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.2 million of the unfunded commitments as of December 31, 2015 relate to commitments traded but not yet closed in CLO I. $2.9 million and $5.0 million of the unfunded commitments as of December 31, 2016 and 2015, respectively, relate to commitments traded but not yet closed in CLO II. $7.8 million and $4.0 million of the unfunded commitments as of December 31, 2016 and 2015, respectively, relate to commitments traded but not yet closed in CLO III.

20. Business Segments

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

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, and (vii) presents revenues and expenses on a basis that deconsolidates HGC and HGC II (through December 31, 2014), HCAP Advisors and the CLOs. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods. The revenues and expenses are presented on a basis that deconsolidates the investment funds Harvest manages.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

The Company’s segment information for the years ended December 31, 2016, 2015, and 2014 was prepared using the following methodology:

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

•

Assets directly associated with each segment are allocated to the respective segment. One exception is depreciable assets, which are held at Corporate, while the associated depreciation is allocated to the related segment.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Broker-Dealer
Non-interest revenues	$79,114	$89,828	$108,074
Total net revenues after provision for loan losses	$79,114	$89,828	$108,074
Non-interest expenses	77,231	84,865	90,643
Segment operating pre-tax net income	$1,883	$4,963	$17,431
Segment assets	$65,709	$84,161	$116,403
Asset Management
Non-interest revenues	$27,830	$29,205	$49,107
Total net revenues after provision for loan losses	$27,830	$29,205	$49,107
Non-interest expenses	25,256	25,097	44,674
Segment operating pre-tax net income	$2,574	$4,108	$4,433
Segment assets	$27,013	$28,763	$540,670
Corporate
Non-interest revenues	$22,030	$6,816	$7,283
Net Interest Income	7,620	11,975	15,105
(Provision) reversal for loan losses	(876)	700	1,086
Total net revenues after provision for loan losses	$28,774	$19,491	$23,474
Non-interest expenses	25,087	15,714	18,789
Segment operating pre-tax net loss	$3,687	$3,777	$4,685
Segment assets	$1,363,238	$1,505,198	$990,648
Eliminations
Non-interest revenues	$(5,561)	$(5,912)	$(5,780)
Total net revenues after provision for loan losses	$(5,561)	$(5,912)	$(5,780)
Non-interest expenses	(5,561)	(5,912)	(5,692)
Segment operating pre-tax net loss	$-	$-	$(88)
Segment assets	$(330,130)	$(340,621)	$(131,529)
Total Segments
Non-interest revenues	$123,413	$119,937	$158,684
Net interest income	7,620	11,975	15,105
(Provision) reversal for loan losses	(876)	700	1,086
Total net revenues after provision for loan losses	$130,157	$132,612	$174,875
Non-interest expenses	122,013	119,764	148,414
Segment operating pre-tax net income	$8,144	$12,848	$26,461
Total assets	$1,125,830	$1,277,501	$1,516,192

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the years ended December 31, 2016, 2015, and 2014.

(In thousands)	As of and Year Ended December 31, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$123,413	$(844)	(a)	$122,569
Net Interest Income	7,620	6,374	(b)	13,994
Reversal for loan losses	(876)	(710)		(1,586)
Total net revenues after provision for loan losses	$130,157	$4,820		$134,977
Non-interest expenses	122,013	10,150	(c)	132,163
Noncontrolling interest	-	4,536		4,536
Operating pre-tax net income (loss)	$8,144	$(9,866)	(d)	$(1,722)
Total assets	$1,125,830	$-		$1,125,830

(In thousands)	As of and Year Ended December 31, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$119,937	$1,336	(a)	$121,273
Net Interest Income	11,975	9,086	(b)	21,061
Provision for loan losses	700	(1,790)		(1,090)
Total net revenues after provision for loan losses	$132,612	$8,632		$141,244
Non-interest expenses	119,764	14,468	(c)	134,232
Noncontrolling interest	-	6,999		6,999
Operating pre-tax net income (loss)	$12,848	$(12,835)	(d)	$13
Total assets	$1,270,858	$-		$1,270,858

(In thousands)	As of and Year Ended December 31, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$158,684	$7,614	(a)	$166,298
Net Interest Income	15,105	1,539	(b)	16,644
Provision for loan losses	1,086	(1,522)		(436)
Total net revenues after provision for loan losses	$174,875	$7,631		$182,506
Non-interest expenses	148,414	4,094	(c)	152,508
Noncontrolling interest	-	8,631		8,631
Operating pre-tax net income (loss)	$26,461	$(5,094)	(d)	$21,367
Total assets	$1,516,192	$-		$1,516,192

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Operating net income	$10,460	$12,255	$16,406
Addback (Subtract) of Segment Income tax expense (benefit)	(2,316)	593	10,060
Total Segments adjusted operating pre-tax net income	$8,144	$12,848	$26,466
Subtract (Add back)
Share options	1,253	2,235	1,917
Compensation expense - RSUs	746	1,606	3,744
Deferred compensation program accounting adjustment	4,788	6,972	(4,483)
Net unrealized loss/ (gain) on strategic equity investments and warrants.	(1,540)	878	2,570
General loan loss reserve for CLO II and CLO III	240	1,144	1,351
Unrealized loss - real estate-related depreciation and amortization	4,241	-	-
Amortization of intangible assets	138	-	-
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(1,722)	$13	$21,367

Income tax expense (benefit)	(4,648)	221	8,015
Consolidated Net Income (loss) attributable to JMP Group LLC	$2,926	$(208)	$13,352

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

	As of December 31,
(In thousands)	2016	2015
	Net Assets	Net Assets
Harvest Small Cap Partners	$296,404	$278,279
Harvest Agriculture Select	22,796	32,012
Harvest Technology Partners (1)	-	17,380
Harvest Financial Partners (1)	-	17,295

(In thousands)	Year Ended December 31,
	2016		2015		2014
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Opportunity Partners II (1)	$-	$-	$(4,901)	$(254)	$3,240	$(393)
Harvest Small Cap Partners	56,906	(20,447)	35,464	(19,438)	118,723	(22,467)
Harvest Franchise Fund (1)	-	-	-	-	4,661	(1,139)
Harvest Agriculture Select	(697)	(248)	3,063	(602)	4,247	(460)
Harvest Technology Partners (1)	174	(154)	3,021	(270)	1,294	(244)
Harvest Financial Partners (1)	204	(228)	804	(163)	482	(53)

(1) Harvest Technology Partners (“HTP”), Harvest Financial Partners (“HFP”), Harvest Franchise Fund (“HFF”) and Harvest Opportunity Partners II (“HOP II”) were liquidated on December 31, 2016, August 30, 2016, December 31, 2014 and July 31, 2015, respectively.

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

	As of December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$255	$1,763	$5,060	$78,414	$-	$85,492
Restricted cash and deposits	-	1,471	-	226,185	-	227,656
Receivable from clearing broker	-	-	-	6,586	-	6,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,681	-	5,681
Marketable securities owned, at fair value	-	-	10,877	8,317	(472)	18,722
Incentive fee receivable	-	-	-	499	-	499
Other investments	-	5,126	9,838	17,905	-	32,869
Loans held for sale	-	-	-	32,488	-	32,488
Loans held for investment, net of allowance for loan losses	-	-	-	1,930	-	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	654,127	-	654,127
Interest receivable	-	-	72	3,429	(72)	3,429
Collateral posted for derivative transaction	-	-	-	25,000	-	25,000
Fixed assets, net	-	-	-	3,143	-	3,143
Deferred tax assets	-	7,942	-	-	-	7,942
Other assets	(1,045)	141,905	(8,957)	42,597	(154,234)	20,266
Investment in subsidiaries	252,486	74,166	117,537	-	(444,189)	-
Total assets	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$4,747	$-	$4,747
Accrued compensation	90	150	-	35,918	-	36,158
Asset-backed securities issued	-	-	-	825,854	-	825,854
Interest payable	-	1,506	-	4,811	-	6,317
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,258	-	-	(473)	91,785
Deferred tax liability	-	3,232	-	640	-	3,872
Other liabilities	1,520	22,706	313	(1,142)	(1,594)	21,803
Total liabilities	$139,213	$119,852	$313	$885,828	$(154,670)	$990,536
						-
Total members' (deficit) equity	112,483	112,521	117,532	221,350	(444,509)	119,377
Nonredeemable Non-controlling Interest	$-	$-	$16,582	$(877)	$212	$15,917
Total equity	$112,483	$112,521	$134,114	$220,473	$(444,297)	$135,294
Total liabilities and equity	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

	As of December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$80	$11,260	$1,225	$55,986	$-	$68,551
Restricted cash and deposits	-	1,123	-	51,449	-	52,572
Receivable from clearing broker	-	-	-	14,586	-	14,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,044	-	5,044
Marketable securities owned, at fair value	-	-	8,294	20,199	-	28,493
Incentive fee receivable	-	-	-	4,446	(49)	4,397
Other investments	-	6,703	32,473	29,683	-	68,859
Loans held for sale
Loans held for investment, net of allowance for loan losses	-	-	-	2,595	-	2,595
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	969,665	-	969,665
Interest receivable	-	-	66	3,488	66	3,620
Collateral posted for derivative transaction	-			25,000		25,000
Fixed assets, net	-	-	-	3,929	-	3,929
Deferred tax assets	-	8,315	-	-	-	8,315
Other assets	(1,137)	146,647	(722)	8,153	(137,709)	15,232
Investment in subsidiaries	244,800	71,538	109,146	-	(425,484)	-
Total assets	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$13,284	$-	$13,284
Accrued compensation	-	150	-	39,320	-	39,470
Asset-backed securities issued	-	-	-	930,224	-	930,224
Interest payable	-	1,506	-	3,805	66	5,377
Note payable	137,603	-	-	-	(137,603)	-
Bond payable	-	91,825	-	-	-	91,825
Deferred tax liability	-	13,733	-	960	-	14,693
Other liabilities	1,088	20,685	-	1,367	(49)	23,091
Total liabilities	$138,691	$127,899	$-	$988,960	$(137,586)	$1,117,964
						-
Total members' (deficit) equity	105,052	117,687	122,478	205,697	(425,802)	125,112
Nonredeemable Non-controlling Interest	$-	$-	$28,004	$(434)	$212	$27,782
Total equity	$105,052	$117,687	$150,482	$205,263	$(425,590)	$152,894
Total liabilities and equity	$243,743	$245,586	$150,482	$1,194,223	$(563,176)	$1,270,858

	For the Year Ended December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$55,353	$-	$55,353
Brokerage	-	-	-	23,755	-	23,755
Asset management fees	-	-	-	27,185	(394)	26,791
Principal transactions	-	1,337	5,541	9,304	-	16,182
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,918)	-	(1,918)
Net dividend income	-	-	966	33	-	999
Other income	-	-	87	1,320	-	1,407
Equity earnings of subsidiaries	10,823	(2,484)	18,257	-	(26,596)	-
Non-interest revenues	10,823	(1,147)	24,851	115,032	(26,990)	122,569

Interest income	1,478	4,557	681	48,655	(8,587)	46,784
Interest expense	(4,555)	(9,098)	-	(27,724)	8,587	(32,790)
Net interest income	(3,077)	(4,541)	681	20,931	-	13,994

Provision for loan losses	-	-	-	(1,586)	-	(1,586)

Total net revenues after provision for loan losses	7,746	(5,688)	25,532	134,377	(26,990)	134,977

Non-interest expenses
Compensation and benefits	2,178	3,725	2,355	92,975	-	101,233
Administration	476	497	235	6,210	(394)	7,024
Brokerage, clearing and exchange fees	-	-	-	3,110	-	3,110
Travel and business development	132	-	-	4,639	-	4,771
Communications and technology	5	10	-	4,157	-	4,172
Occupancy	-	-	-	3,901	-	3,901
Professional fees	2,028	494	12	1,865	-	4,399
Depreciation	-	-	-	1,280	-	1,280
Other	-	8	138	2,127	-	2,273
Total non-interest expenses	4,819	4,734	2,740	120,264	(394)	132,163
Net income (loss) before income tax expense	2,927	(10,422)	22,792	14,113	(26,596)	2,814
Income tax expense (benefit)	-	(2,607)	-	(2,041)	-	(4,648)
Net income (loss)	2,927	(7,815)	22,792	16,154	(26,596)	7,462
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	3,815	721	-	4,536
Net income (loss) attributable to JMP Group LLC	$2,927	$(7,815)	$18,977	$15,433	$(26,596)	$2,926

	For the Year Ended December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$63,116	$-	$63,116
Brokerage	-	-	-	25,577	-	25,577
Asset management fees	-	-	-	30,704	(5,913)	24,791
Principal transactions	-	821	1,973	4,615	-	7,409
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,604)	-	(1,604)
Net dividend income	-	-	782	259	-	1,041
Other income	-	-	-	943	-	943
Equity earnings of subsidiaries	7,565	(673)	16,602	-	(23,494)	-
Non-interest revenues	7,565	148	19,357	123,610	(29,407)	121,273

Interest income	1,485	4,400	691	51,716	(7,491)	50,801
Interest expense	(4,399)	(9,094)	3,377	(27,115)	7,491	(29,740)
Net interest income	(2,914)	(4,694)	4,068	24,601	-	21,061

Provision for loan losses	-	-	-	(1,090)	-	(1,090)

Total net revenues after provision for loan losses	4,651	(4,546)	23,425	147,121	(29,407)	141,244

Non-interest expenses
Compensation and benefits	2,193	3,899	201	97,267	-	103,560
Administration	483	639	580	6,651	(1,124)	7,229
Brokerage, clearing and exchange fees	-	-	-	3,378	-	3,378
Travel and business development	31	60	-	4,655	-	4,746
Communications and technology	-	12	-	3,917	-	3,929
Occupancy	-	-	-	3,657	-	3,657
Professional fees	2,151	722	-	1,440	-	4,313
Depreciation	-	-	-	1,177	-	1,177
Other	-	-	-	7,031	(4,788)	2,243
Total non-interest expenses	4,858	5,332	781	129,173	(5,912)	134,232
Net income (loss) before income tax expense	(207)	(9,878)	22,644	17,948	(23,495)	7,012
Income tax expense (benefit)	-	(624)	-	845	-	221
Net income (loss)	(207)	(9,254)	22,644	17,103	(23,495)	6,791
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	5,825	1,174	-	6,999
Net income (loss) attributable to JMP Group LLC	$(207)	$(9,254)	$16,819	$15,929	$(23,495)	$(208)

	For the Year Months Ended December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$81,070	$-	$81,070
Brokerage	-	-	-	26,916	-	26,916
Asset management fees	-	-	-	40,620	-	40,620
Principal transactions	-	4,723	-	9,125	-	13,848
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(492)	-	(492)
Net dividend income	-	-	-	1,001	-	1,001
Other income	-	-	-	3,335	-	3,335
Equity earnings of subsidiaries	-	22,781		-	(22,781)	-
Non-interest revenues	-	27,504	-	161,575	(22,781)	166,298

Interest income	-	25	-	40,039	(22)	40,042
Interest expense	-	(7,301)	-	(16,119)	22	(23,398)
Net interest income	-	(7,276)	-	23,920	-	16,644

Provision for loan losses	-	-		(436)		(436)

Total net revenues after provision for loan losses	-	20,228	-	185,059	(22,781)	182,506

Non-interest expenses
Compensation and benefits	-	8,213	-	115,367	-	123,580
Administration	-	1,161	-	6,149	-	7,310
Brokerage, clearing and exchange fees	-	-	-	3,304	-	3,304
Travel and business development	-	118	-	4,005	-	4,123
Communications and technology	-	13	-	3,830	-	3,843
Occupancy	-	-	-	3,337	-	3,337
Professional fees	-	2,765	-	1,973	-	4,738
Depreciation	-	-	-	931	-	931
Other	-	-	-	1,342	-	1,342
Total non-interest expenses	-	12,270	-	140,238	-	152,508
Net income (loss) before income tax expense	-	7,958	-	44,821	(22,781)	29,998
Income tax expense (benefit)	-	(5,394)	-	13,409	-	8,015
Net income (loss)	-	13,352	-	31,412	(22,781)	21,983
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	8,631	-	8,631
Net income (loss) attributable to JMP Group LLC	$-	$13,352	$-	$22,781	$(22,781)	$13,352

	For the Year Ended December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$2,927	$(7,815)	$22,792	$16,154	$(26,596)	$7,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan losses	-	-	-	1,586	-	1,586
Accretion of deferred loan fees	-	-	-	(2,351)	-	(2,351)
Amortization of liquidity discount, net	-	-	-	(146)	-	(146)
Amortization of debt issuance costs	-	433	-	-	-	433
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	2,431	-	2,431
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	1,918	-	1,918
Gain on repurchase of asset-backed securities issued	-		(87)	-	-	(87)
Change in other investments:	-	-
Income from investments in equity method investees	-	-		(2,200)		(2,200)
Fair value	-	(1,337)	397	2,001	-	1,061
Change in TRS	-	-	-	(3,064)	-	(3,064)
Realized gain on other investments	-	-	(4,425)	(3,578)	-	(8,003)
Depreciation and amortization of fixed assets	-	-	-	1,280	-	1,280
Stock-based compensation expense	-	-	-	5,761	-	5,761
Deferred income taxes	-	(10,128)	-	(320)	-	(10,448)
Net change in operating assets and liabilities:	-
(Increase) decrease in interest receivable	-	-	(6)	59	138	191
Decrease (increase) in receivables	-	-	-	11,311	(50)	11,261
Increase in marketable securities	-	-	(2,496)	11,882	385	9,771
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	(348)	-	1,398	-	1,050
(Increase) decrease in deposits and other assets	(92)	4,741	8,235	(26,790)	16,524	2,618
Increase in marketable securities sold, but not yet purchased	-	-	-	(8,537)	-	(8,537)
Increase (decrease) in interest payable	-	-	-	1,006	(66)	940
Increase (decrease) in accrued compensation and other liabilities	310	2,021	313	(4,775)	(1,865)	(3,996)
Net cash used in operating activities	$2,765	$(12,433)	$24,723	$4,973	$(11,530)	$8,878

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(494)	-	(494)
Investment in subsidiary	(7,687)	(2,627)	(8,392)	-	18,706	-
Purchases of other investments	-	(3,642)	(3,105)	(2,881)	2,073	(7,555)
Sales of other investments	-	6,556	29,768	12,331	(2,073)	46,582
Funding of loans collateralizing asset-backed securities issued	-	-	-	(304,606)	-	(304,606)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	519,063	-	519,063
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	68,030	-	68,030
Principal receipts on loans held for investment	-	-	-	274	-	274
Net change in restricted cash reserved for lending activities	-	-	-	(176,134)	-	(176,134)
Net cash provided by (used in) investing activities	$(7,687)	$287	$18,271	$115,583	$18,706	$145,160

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(106,800)	-	(106,800)
Distributions and dividend equivalents paid on common shares and RSUs	(8,362)	-	-	-	-	(8,362)
Purchases of shares of common stock for treasury	(6,310)	-	-	-	-	(6,310)
Capital contributions of parent	19,723	2,649	(25,039)	(5,542)	8,209	-
Distributions to non-controlling interest shareholders	-	-	(5,911)	(1,166)	-	(7,077)
Purchase of subsidiary shares from non-controlling interest holders	-	-	(8,209)	-	-	(8,209)
Excess tax benefit related to stock-based compensation	46	-	-	-	-	46
Net cash provided by financing activities	$5,097	$2,649	$(39,159)	$(98,508)	$(7,176)	$(137,097)
Net increase (decrease) in cash and cash equivalents	175	(9,497)	3,835	22,428	-	16,941
Cash and cash equivalents, beginning of period	$80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	255	1,763	5,060	78,414	-	85,492

	For the Year Ended December 31, 2015
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net (loss) income	$(207)	$(9,254)	$22,644	$17,103	$(23,495)	$6,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for doubtful accounts	-	-	-	(7)	-	(7)
Provision for loan losses	-	-	-	1,090	-	1,090
Accretion of deferred loan fees	-	-	-	(1,827)	-	(1,827)
Amortization of liquidity discount, net	-	-	-	(131)	-	(131)
Amortization of debt issuance costs	-	423	-	-	-	423
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,457	-	1,457
Interest paid in kind	-	-	-	(198)	-	(198)
Loss on sale and payoff of loans	-	-	-	1,604	-	1,604
Change in other investments:
Income from investments in equity method investees	-	-	-	(159)	-	(159)
Fair value	-	(821)	(2,615)	(137)	-	(3,573)
Incentive fees reinvested in general partnership interests	-	-	-	(3,614)	-	(3,614)
Change in fair value of total return swap	-	-	-	1,950	-	1,950
Realized gain on other investments	-	-	-	(3,395)	-	(3,395)
Depreciation and amortization of fixed assets	-	-	-	1,177	-	1,177
Stock-based compensation expense	8,345	-	-	-	-	8,345
Deferred income taxes	-	(2,918)	-	705	-	(2,213)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	-	2	(66)	(603)	(68)	(735)
Decrease in receivables	-	-	-	10,015	49	10,064
(Increase) decrease in marketable securities	-	-	(8,294)	9,267	-	973
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	814	-	814
Decrease (increase) in deposits and other assets	1,137	(130,190)	31,517	2,049	106,932	11,445
Increase in marketable securities sold, but not yet purchased	-	-	-	(1,764)	-	(1,764)
(Increase) decrease in interest payable	-	-	-	(259)	68	(191)
Increase (decrease) in accrued compensation and other liabilities	1,088	(562)	-	(31,761)	(901)	(32,136)
Net cash provided by (used in) operating activities	$10,363	$(143,320)	$43,186	$3,376	$82,585	$(3,810)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(2,873)	-	(2,873)
Investment in subsidiary	(244,800)	258,908	(109,146)	(15,375)	110,413	-
Purchases of other investments	-	(9,093)	(68,325)	(15,859)	70,550	(22,727)
Sales of other investments	-	61,223	38,467	17,640	(70,378)	46,952
Funding of loans collateralizing asset-backed securities issued	-	-	-	(291,660)	-	(291,660)
Funding of loans held for investment	-	-	-	(640)		(640)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	289,720	-	289,720
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	70,387	-	70,387
Principal receipts on loans held for investment	-	-	-	240	-	240
Net change in restricted cash reserved for lending activities	-	-	-	(1,552)	-	(1,552)
Cash collateral posted for total return swap	-	-	-	(25,000)		(25,000)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(260)	-	(260)
Net cash (used in) provided by investing activities	$(244,800)	$311,038	$(139,004)	$24,768	$110,585	$62,587

Cash flows from financing activities:
Proceeds from issuance of note payable	137,603	-	-	-	(137,603)	-
Repayment of note payable	-	-	-	190	(190)	-
Repayment of asset-backed securities issued	-	-	-	(68,202)	-	(68,202)
Distributions and dividend equivalents paid on common shares and RSUs	(10,182)	-	-	-	-	(10,182)
Purchases of shares of common stock for treasury	(4,432)	-	-	-	-	(4,432)
Capital contributions of parent	111,685	(161,966)	105,658	-	(55,377)	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	464	-	-	464
Distributions to non-controlling interest shareholders	-	-	(9,079)	-	-	(9,079)
Excess tax benefit related to stock-based compensation	(157)	-	-	-	-	(157)
Net cash provided by (used in)financing activities	$234,517	$(161,966)	$97,043	$(68,012)	$(193,170)	$(91,588)
Net increase (decrease) in cash and cash equivalents	80	5,752	1,225	(39,868)	-	(32,811)
Cash and cash equivalents, beginning of period	$-	$5,508	$-	$95,854	$-	$101,362
Cash and cash equivalents, end of period	80	11,260	1,225	55,986	-	68,551

	For the Year Ended December 31, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$-	$13,352	$-	$31,412	$(22,781)	$21,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	5	-	5
Provision for loan losses	-	-	-	436	-	436
Accretion of deferred loan fees	-	-	-	(1,202)	-	(1,202)
Amortization of liquidity discount, net	-	-	-	(119)	-	(119)
Amortization of debt issuance costs	-	399	-	-	-	399
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,036	-	1,036
Interest paid in kind	-	-	-	(168)	-	(168)
Loss (gain) on sale and payoff of loans	-	-	-	492	-	492
Change in other investments:
Income from investments in equity method investees	-	-	-	3,023	-	3,023
Fair value	-	(4,948)	-	(14,335)	-	(19,283)
Incentive fees reinvested in general partnership interests	-	-	-	(17,863)	-	(17,863)
Realized gain on other investments	-	-	-	(755)	-	(755)
Depreciation and amortization of fixed assets	-	-	-	931	-	931
Stock-based compensation expense	-	9,431	-	-	-	9,431
Deferred income taxes	-	16,915	-	542	-	17,457
Net change in operating assets and liabilities:
Increase in interest receivable	-	(1)	-	(839)	(1)	(841)
Decrease in receivables	-	-	-	1,849	-	1,849
Increase in marketable securities	-	-	-	(171)	-	(171)
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	-	5	-	(4,684)	-	(4,679)
Increase in deposits and other assets	-	(12,586)	-	(3,106)	(1,743)	(17,435)
Increase in marketable securities sold, but not yet purchased	-	-	-	1,299	-	1,299
Increase in interest payable	-	729	-	2,071	1	2,801
(Decrease) increase in accrued compensation and other liabilities	-	(3,970)	-	11,788	-	7,818
Net cash provided by (used in) operating activities	$-	$19,326	$-	$11,642	$(24,524)	$6,444

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(1,072)	-	(1,072)
Investment in subsidiary	-	(31,686)	-	8,905	22,781	-
Purchases of other investments	-	(27,404)	-	(22,374)		(49,778)
Sales of other investments	-	11,027	-	41,599	-	52,626
Funding of loans collateralizing asset-backed securities issued	-	-	-	(673,586)	-	(673,586)
Funding of loans held for investment	-	-	-	(1,172)		(1,172)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	301,646	-	301,646
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	60,755	-	60,755
Net change in restricted cash reserved for lending activities	-	-	-	6,975	-	6,975
Net cash (used in) provided by investing activities	$-	$(48,063)	$-	$(278,324)	$22,781	$(303,606)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	-	5,000	-	5,000
Proceeds from CLO III credit warehouse	-	-	-	207,393	-	207,393
Proceeds from bond issuance	-	48,300	-	-	-	48,300
Proceeds from asset-backed securities issued	-	-	-	329,339	-	329,339
Payments of debt issuance costs	-	(1,740)	-	-	-	(1,740)
Repayment of note payable	-	-	-	(24,638)	4,638	(20,000)
Repayment of line of credit	-	-	-	-	(2,895)	(2,895)
Repurchase of asset-backed securities issued	-	-	-	(207,393)	-	(207,393)
Repayment of asset-backed securities issued	-	-	-	(45,661)	-	(45,661)
Distributions and dividend equivalents paid on common shares and RSUs	-	(5,153)	-	-	-	(5,153)
Purchases of shares of common stock for treasury	-	(11,702)	-	-	-	(11,702)
Capital contributions of redeemable non-controlling interest holders	-	-	-	20,954	-	20,954
Distributions to non-controlling interest shareholders	-	-	-	(3,175)	-	(3,175)
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(6,000)	-	(6,000)
Cash settlement of stock-based compensation	-	(140)	-	-	-	(140)
Sale of subsidiary shares to non-controlling interest holders	-	-	-	25,316	-	25,316
Excess tax benefit related to stock-based compensation	-	-	-	175	-	175
Net cash provided by financing activities	$-	$29,565	$-	$301,310	$1,743	$332,618
Net increase in cash and cash equivalents	-	828	-	34,628	-	35,456
Cash and cash equivalents, beginning of period	$-	$4,680	$-	$61,226	$-	$65,906
Cash and cash equivalents, end of period	-	5,508	-	95,854	-	101,362

23. Subsequent Events

On January 19, 2017, the Company announced that its board of directors declared cash distributions of $0.03 per share for the months of January, February and March, 2017. The January distribution is payable on or before February 15, 2017, to shareholders of record as of January 31, 2017. The February distribution is payable on or before March 15, 2017, to shareholders of record as of February 28, 2017. The March distribution is payable on or before April 14, 2017, to shareholders of record as of March 31, 2017.

On February 7, 2017, the Company granted approximately 117,000 RSUs to certain employees of the Company as part of the 2016 deferred compensation program. 50% of these units will vest on December 1, 2017 and the remaining 50% will vest on December 1, 2018, subject to the grantees’ continued employment through such dates. In addition, the Company granted approximately 153,000 RSUs to certain employees for long-term incentive purposes. 50% of these units will vest on December 1, 2017, and the remaining 50% will vest on December 1, 2018. The vested shares will be restricted from sale or transfer until December 1, 2019.

On February 13, 2017, with the previous authorization expired, the Company’s board of directors authorized the repurchase of an additional 1,000,000 shares through December 31, 2017.

On February 21, 2017, CLO I was almost fully liquidated returning $29.0 million in net cash to the Company. The remaining loans sold, pending closing, and a contingent liability will result in a distribution and sale to JMP Holdings in March 2017.

24. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	JMP Group LLC
	Selected Consolidated Financial Data

	Three Months Ended
(In thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total net revenues after provision for loan losses	$36,024	$30,675	$29,723	$38,555

Non-interest expenses:
Compensation and benefits	30,960	22,167	20,681	27,425
Other expenses	7,623	7,503	7,956	7,848
Total non-interest expenses	38,583	29,670	28,637	35,273

Income (loss) before income tax expense	(2,559)	1,005	1,086	3,282
Income tax expense (benefit)	(3,855)	(597)	(246)	50
Net income	1,296	1,602	1,332	3,232
Less: Net income attributable to the non-controlling interest	507	941	1,659	1,429
Net income (loss) attributable to JMP Group LLC	789	661	(327)	1,803

Net income attributable to JMP Group LLC per common share:
Basic	$0.04	$0.03	$(0.02)	$0.08
Diluted	$0.04	$0.03	$(0.02)	$0.08

	JMP Group LLC
	Selected Consolidated Financial Data

	Three Months Ended
(In thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total net revenues after provision for loan losses	$31,475	$28,090	$40,459	$40,950

Non-interest expenses:
Compensation and benefits	27,023	21,949	27,524	27,064
Other expenses	7,755	7,678	8,298	6,941
Total non-interest expenses	34,778	29,627	35,822	34,005

Income (loss) before income tax expense	(3,033)	(1,537)	4,637	6,945
Income tax expense	(3,572)	(343)	(2,864)	7,000
Net income (loss)	539	(1,194)	7,501	(55)
Less: Net income attributable to the non-controlling interest	1,690	1,797	1,675	1,837
Net income (losss) attributable to JMP Group LLC	(1,151)	(2,991)	5,826	(1,892)

Net income attributable to JMP Group LLC per common share:
Basic	$(0.05)	$(0.14)	$0.26	$(0.09)
Diluted	$(0.05)	$(0.14)	$0.25	$(0.09)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be contained in the sections of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, captioned “Related Party Transactions” and “Director Independence” which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages __ through __ herein.

Item 16.	Form 10-K Summary

None.

2.	Financial Statement Schedules

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

Date: March 14, 2017

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2017

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

3.1

Certificate of Formation of JMP Group LLC, dated as of August 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-198264) filed on October 16, 2014).

3.2

Amended and Restated Limited Liability Company Agreement of JMP Group LLC, dated as of January 1, 2015 (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed on January 2, 2015).

3.3

Fifth Amended and Restated Certificate of Incorporation of JMP Group Inc., dated as of January 2, 2015 (incorporated by reference to Exhibit 3.2 to JMP Group Inc.’s current report on Form 8-K filed on January 2, 2015).

3.4	Amended and Restated Bylaws of JMP Group Inc. (incorporated by reference to Exhibit 3.3 to JMP Group Inc.’s current report on Form 8-K filed on January 2, 2015).

4.1

Form of specimen share certificate for common shares representing limited liability company interests in JMP Group LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Post-Effective amendment to the registration statement on Form S-3 (File No. 333-197583) filed on January 27, 2015).

4.2

Indenture dated as of January 24, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to JMP Group Inc.’s current report on Form 8-K filed on January 25, 2013).

4.3

First Supplemental Indenture dated as of January 25, 2013, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to JMP Group Inc.’s current report on Form 8-K filed on January 25, 2013).

4.4	Form of 8.00% Senior Nate due 2023 (included as Exhibit A to Exhibit 4.3 above).

4.6

Second Supplemental Indenture dated as of January 29, 2014, between JMP Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to JMP Group Inc.’s current report on Form 8-K filed on January 30, 2014).

4.7	Form of 7.25% Senior Note due 2021 (included as Exhibit A to Exhibit 4.6 above).

4.8

Second Amended and Restated Credit Agreement, by and among JMP Group Inc., certain lenders and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 1, 2014).

4.9

Third Supplemental Indenture, dated as of October 15, 2014, by and among JMP Group Inc., JMP Group LLC, JMP Investment Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report filed on Form 8-K dated January 2, 2015).

10.1

Lease Agreement, dated December 18, 2003 between Transamerica Pyramid Properties, LLC and Jolson Merchant Partners Group LLC (incorporated by reference to Exhibit 10.8 to JMP Group Inc.’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.2

Sublease, dated December 18, 2003 between Banc of America Securities LLC and Jolson Merchant Partners Group LLC (incorporated by reference to Exhibit 10.9 to JMP Group Inc.’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.3	Consent to Sublease, dated December 18, 2003 (incorporated by reference to Exhibit 10.9.1 to the Registrant’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.4

Letter Amendment to Consent to Sublease, dated May 10, 2004 among Transamerica Pyramid Properties, LLC, Banc of America Securities LLC and Jolson Merchant Partners Group LLC (incorporated by reference to Exhibit 10.9.2 to JMP Group Inc.’s registration statement on Form S-1 (No. 333-140689) filed on February 14, 2007).

10.5

JMP Group LLC Amended and Restated Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-4 (File No. 333-198264) filed on October 16, 2014).

10.6	JMP Group LLC Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed on January 27, 2015).

10.7	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13.6 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 6, 2010).

10.8	Form of Share Appreciation Right Award (incorporated by reference to Exhibit 99.3 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed on January 27, 2015).

10.9

Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s registration statement on Form S-4 (File No. 333-198264) filed on October 29, 2014).

10.10

Amendment Number Five to Revolving Note and Cash Subordination Agreement & Revolving Note, effective as of April 30, 2014 (incorporated by reference to Exhibit 10.31 to JMP Group Inc.’s quarterly report on Form 10-Q filed May 1, 2014).

10.11

Amendment Number Six to Revolving Note and Cash Subordination Agreement & Revolving Note, effective as of May 6, 2015 (incorporated by reference to Exhibit 10.11 to the Registrant’s quarterly report on Form 10-Q filed on August 4, 2015).

10.12

Amendment Number One to Second Amended and Restated Credit Agreement, dated April 27, 2016, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s quarterly report on Form 10-Q filed on May 2, 2016).

10.13

Amendment Number Seven to Revolving Note and Cash Subordination Agreement & Revolving Note, effective April 26, 2016, between JMP Securities and City National Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s quarterly report on Form 10-Q filed on May 2, 2016).

10.14

Amendment Number Two to Second Amended and Restated Credit Agreement, dated August 24, 2016, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s quarterly report on Form 10-Q filed on November 1, 2016).

21*	List of subsidiaries of JMP Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith