Form 10-Q
period 2017-03-31
JMP GROUP LLC
filed 2017-05-04
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

JMP Group LLC shares representing limited liability company interests outstanding as of April 28, 2017: 21,673,824.

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

JMP Group LLC

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$81,235	$85,492
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both March 31, 2017 and December 31, 2016)	67,133	227,656
Receivable from clearing broker	6,051	6,586
Investment banking fees receivable, net of allowance for doubtful accounts of $80 and zero at March 31, 2017 and December 31, 2016, respectively	8,122	5,681
Marketable securities owned, at fair value	20,558	18,722
Incentive fee receivable	242	499
Other investments (includes $19,989 and $21,459 measured at fair value at March 31, 2017 and December 31, 2016, respectively)	30,279	32,869
Loans held for sale	1,437	32,488
Loans held for investment, net of allowance for loan losses of $1,155 and $443 at March 31, 2017 and December 31, 2016, respectively	1,157	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses of $7,095 and $6,540, respectively	610,955	654,127
Interest receivable	2,549	3,429
Cash collateral posted for total return swap	25,940	25,000
Fixed assets, net	2,863	3,143
Deferred tax assets	7,942	7,942
Other assets	14,725	20,266
Total assets	$881,188	$1,125,830
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$5,206	$4,747
Accrued compensation	8,520	36,158
Asset-backed securities issued (net of debt issuance costs of $2,988 and $3,271 at March 31, 2017 and December 31, 2016, respectively)	613,354	825,854
Interest payable	5,769	6,317
Bond payable (net of debt issuance costs of $1,937 and $2,042 at March 31, 2017 and December 31, 2016, respectively)	91,890	91,785
Deferred tax liability	2,653	3,872
Other liabilities	25,056	21,803
Total liabilities	752,448	990,536
Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2017 and December 31, 2016; 21,659,239 and 21,457,054 shares outstanding at March 31, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	136,246	135,945
Treasury shares at cost, 1,120,813 and 1,322,998 shares at March 31, 2017 and December 31, 2016, respectively	(6,608)	(7,792)
Accumulated deficit	(15,487)	(8,799)
Total JMP Group LLC shareholders' equity	114,174	119,377
Nonredeemable Non-controlling Interest	14,566	15,917
Total equity	128,740	135,294
Total liabilities and equity	$881,188	$1,125,830

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	March 31, 2017	December 31, 2016

Restricted cash	$63,391	$225,777
Loans held for sale	1,437	32,488
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	610,955	654,127
Interest receivable	1,447	2,180
Other assets	117	178
Total assets of consolidated VIEs	$677,347	$914,750

Asset-backed securities issued	613,354	825,854
Interest payable	4,368	4,580
Other liabilities	1,316	1,192
Total liabilities of consolidated VIEs	$619,038	$831,626

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Revenues
Investment banking	$13,600	$18,296
Brokerage	5,286	6,095
Asset management fees	5,911	9,326
Principal transactions	(1,893)	930
Gain (loss) on sale and payoff of loans	847	(376)
Gain on repurchase of asset-backed securities issued	210	-
Net dividend income	266	263
Other income	445	226
Non-interest revenues	24,672	34,760

Interest income	9,067	12,401
Interest expense	(8,095)	(7,975)
Net interest income	972	4,426

Provision for loan losses	(1,266)	(631)

Total net revenues after provision for loan losses	24,378	38,555

Non-interest expenses
Compensation and benefits	21,798	27,425
Administration	1,819	1,818
Brokerage, clearing and exchange fees	759	761
Travel and business development	915	1,291
Communications and technology	1,053	1,016
Occupancy	1,111	936
Professional fees	1,162	1,073
Depreciation	311	332
Other	677	621
Total non-interest expenses	29,605	35,273
Net income (loss) before income tax expense	(5,227)	3,282
Income tax expense (benefit)	(1,084)	50
Net income (loss)	(4,143)	3,232
Less: Net income attributable to nonredeemable non-controlling interest	597	1,429
Net income (loss) attributable to JMP Group LLC	$(4,740)	$1,803

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.22)	$0.08
Diluted	$(0.22)	$0.08

Distributions declared per common share	$0.090	$0.120

Weighted average common shares outstanding:
Basic	21,573	21,349
Diluted	21,573	21,865

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
					Retained
				Additional	Earnings/	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(4,740)	597	(4,143)
Additonal paid-in capital - share-based compensation	-	-	-	301	-	-	301
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,948)	-	(1,948)
Purchases of shares of common shares for treasury	-	-	(184)	-	-	-	(184)
Reissuance of shares of common shares from treasury	-	-	1,368	-	-	-	1,368
Distributions to non-controlling interest holders	-	-	-	-	-	(2,040)	(2,040)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, March 31, 2017	22,780	$23	$(6,608)	$136,246	$(15,487)	$14,566	$128,740

	JMP Group LLC's Equity
					Retained
				Additional	Earnings	Nonredeemable
	Common Shares		Treasury	Paid-In	(Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit)	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	1,803	1,429	3,232
Additonal paid-in capital - share-based compensation	-	-	-	1,020	-	-	1,020
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,615)	-	(2,615)
Purchases of shares of common shares for treasury	-		(2,629)	-			(2,629)
Reissuance of shares of common shares from treasury	-	-	45	-	-	-	45
Distributions to non-controlling interest holders	-	-	-	-	-	(1,704)	(1,704)
Balance, March 31, 2016	22,780	$23	$(9,347)	$136,023	$(3,963)	$27,507	$150,243

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,143)	$3,232
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	90	-
Provision for loan losses	1,266	631
Accretion of deferred loan fees	(840)	(360)
Amortization of liquidity discount, net	-	(36)
Amortization of debt issuance costs	105	117
Amortization of original issue discount, related to CLO II and CLO III	702	598
Interest paid in kind	-	(53)
(Gain) loss on sale and payoff of loans	(1,027)	376
Gain on repurchase of bonds payable and asset-backed securities issued	(210)	(87)
Change in other investments:
Income from investments in equity method investees	690	(283)
Fair value on other equity investments	1,462	(97)
Realized loss on other investments	(371)	(19)
Depreciation and amortization of fixed assets	311	332
Share-based compensation expense	780	1,242
Deferred income taxes	(1,219)	(1,480)
Net change in operating assets and liabilities:
Decrease in interest receivable	880	39
Increase in receivables	(1,739)	(1,915)
Decrease (increase) in marketable securities	(1,836)	1,055
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	944	337
Decrease in deposits and other assets	(8,675)	4,586
Increase in marketable securities sold, but not yet purchased	459	89
Increase in interest payable	(548)	434
Increase in accrued compensation and other liabilities	(24,518)	(24,201)
Net cash used in operating activities	(37,437)	(15,463)

Cash flows from investing activities:
Purchases of fixed assets	(31)	(72)
Purchases of other investments	(990)	(2,779)
Sales of other investments	9,364	11,694
Funding of loans collateralizing asset-backed securities issued	(50,122)	(52,181)
Funding of loans held for sale	(2,752)	-
Sale and payoff of loans collateralizing asset-backed securities issued	111,743	53,698
Principal receipts on loans collateralizing asset-backed securities issued	16,728	15,861
Net change in restricted cash reserved for lending activities	159,579	(6,090)
Net changes in cash collateral posted for derivative transactions	(940)	(240)
Net cash provided by investing activities	242,579	19,891

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Repurchase of bonds payable	-	(385)
Repayment of asset-backed securities issued	(206,202)	(11,824)
Distributions and distribution equivalents paid on common shares and RSUs	(1,954)	(2,616)
Net cash settlement of RSU vesting	889	(2,629)
Capital contributions of nonredeemable non-controlling interest holders	92	-
Distributions to non-controlling interest shareholders	(2,040)	(1,704)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-
Net cash used in financing activities	(209,399)	(19,158)
Net decrease in cash and cash equivalents	(4,257)	(14,730)
Cash and cash equivalents, beginning of period	85,492	68,551
Cash and cash equivalents, end of period	$81,235	$53,821

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,991	$7,317
Cash paid during the period for taxes	$2	$-

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$1,368	$45
Distributions declared but not yet paid	$650	$849

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS, JMP Asset Management Inc., JMP Realty Trust Inc., and the partially-owned subsidiaries CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

Accounting Standards Updates (“ASU”) 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), and ASU 2016-08, Principal versus Agent Considerations (Topic 606), were issued in May 2014, August 2015, April 2016, May 2016 and March 2016, respectively, to provide a more robust framework for addressing revenue issues, and to clarify the implementation guidance on principal versus agent considerations. The standards allow either a full retrospective or modified approach at adoption. They are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted on the original effective date, as stated by ASU 2014-09, annual reporting periods beginning after December 15, 2016. The core principles of the provisions are that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates also clarify guidance relating to identifying performance obligations and licensing implementation. The Company is evaluating certain agreements to determine whether it acts as a principal and should present the related revenue gross of expenses. Any impact resulting from adoption would result in adjustments on principal transactions, interest income and interest expense. While the evaluation efforts over the revenue standard updates are not complete, the Company does not anticipate a significant impact on its financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. They require equity securities that are neither accounted by equity method nor consolidated to be measured at fair value with changes of fair values recognized as net income. Those equity securities that do not have readily determinable fair value may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. In addition, the amendments simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment at each reporting period. This standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial statements.

ASU 2016-02, Leases (Topic 842), was issued in February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company’s right-to-use assets and corresponding lease liabilities will be grossed up to reflect the present value of the lease payments.

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323), was issued in March 2016. When an investment qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, the amendments eliminate the requirement to retroactively adopt the equity method of accounting. This standard was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-07 did not have a material impact on the Company’s financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), was issued in March 2016 as part of its initiative to reduce complexity in accounting standards. Areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard was effective for fiscal years beginning after December 31, 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The adoption of ASU 2016-13 may result in more immediate recognition of losses on the Company’s amortized cost investments, and an impact to the allowance for loan losses.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), was issued in August 2016 to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this standard are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments will be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues will be applied prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is expected to result in reclassifications within the Company’s statements of cash flows.

ASU 2016-16, Income Taxes (Topic 740), was issued in October 2016 to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory and to reduce the complexity/cost in accounting standards. The Financial Accounting Standards Board decided to recognize the income tax consequences to intra-entity transfers when the transfer occurs. The amendment is effective for annual reporting periods beginning after December 15, 2017 including interim reporting periods within those annual reporting periods. Early adoption is permitted and is applied modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company is evaluating the impact of the adoption of this standard.

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is expected to result in additional disclosures in the Company’s filings.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2017 and December 31, 2016:

	At March 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$81,235	$81,235	$-	$-	$81,235
Restricted cash and deposits	67,133	67,133	-	-	67,133
Marketable securities owned	20,558	20,558	-	-	20,558
Other investments	12,420	-	12,420	-	12,420
Other investments measured at net asset value (1)	17,859	-	-	-	-
Loans held for investment, net of allowance for loan losses	1,157	-	-	1,270	1,270
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	610,955	-	610,948	-	610,948
Cash collateral posted for total return swap	25,940	25,940	-	-	25,940
Total assets:	$837,257	$194,866	$623,368	$1,270	$819,504

Liabilities:
Marketable securities sold, but not yet purchased	$5,206	$5,206	$-	$-	$5,206
Asset-backed securities issued	613,354	-	621,785	-	621,785
Total return swap	140	-	140	-	140
Bond payable	91,890	-	94,803	-	94,803
Total liabilities:	$710,590	$5,206	$716,728	$-	$721,934

	At December 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,492	$85,492	$-	$-	$85,492
Restricted cash and deposits	227,656	227,656	-	-	227,656
Marketable securities owned	18,722	18,722	-	-	18,722
Other investments	13,697	-	13,697	-	13,697
Other investments measured at net asset value (1)	19,172	-	-	-	-
Loans held for sale	32,488	-	33,651		33,651
Loans held for investment, net of allowance for loan losses	1,930	-	-	1,824	1,824
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	-	685,392	-	685,392
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Total assets:	$1,078,284	$356,870	$732,740	$1,824	$1,091,434

Liabilities:
Marketable securities sold, but not yet purchased	$4,747	$4,747	$-	$-	$4,747
Asset-backed securities issued	825,854	-	831,854	-	831,854
Bond payable	91,785	-	94,517	-	94,517
Total liabilities:	$922,386	$4,747	$926,371	$-	$931,118

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial condition.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

(In thousands)		March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	20,558	$20,558	$-	$-	$20,558
Other investments:
Investments in hedge funds managed by HCS	12,420	-	12,420	-	12,420
Investments in private equity funds managed by HCS (1)	4,045	.	.	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS (1)	16,470	-	12,420	-	12,420
Limited partnership in investments in private equity/ real estate funds (1)	3,519	-	-	-	-
Total other investments	19,989	-	12,420	-	12,420
Total assets:	40,547	$20,558	$12,420	$-	$32,978
Marketable securities sold, but not yet purchased	5,206	5,206	-	-	5,206
Total return swap	140	-	140	-	140
Total liabilities:	5,346	$5,206	$140	$-	$5,346

(In thousands)		December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	18,722	$18,722	$-	$-	$18,722
Other investments:
Investments in hedge funds managed by HCS	12,444	-	12,444	-	12,444
Investments in private equity funds managed by HCS (1)	4,227	.	.	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS (1)	16,676	-	12,444	-	12,444
Limited partnership in investments in private equity/ real estate funds (1)	3,530	-	-	-	-
Total return swap	1,253		1,253		1,253
Total other investments	21,459	-	13,697	-	13,697
Total assets:	$40,181	$18,722	$13,697	$-	$32,419
Marketable securities sold, but not yet purchased	4,747	4,747	-	-	4,747
Total liabilities:	$4,747	$4,747	$-	$-	$4,747

(1)

 In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial condition.

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

As of March 31, 2017 and December 31, 2016, the fair value of the following investments was estimated using net asset value as a practical expedient:

	Redemption	Redemption	Fair Value at		Unfunded Commitments
Dollars in thousands	Frequency	Notice Period	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$5	$5	$-	$-
Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$3,519	$3,530	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,045	$4,227	$1,085	$1,085

(1)	Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. As of March 31, 2017 and December 31, 2016, the Company held loans collateralizing asset-backed securities of $2.9 million and $1.9 million, respectively, which were placed on non-accrual status. For the quarters ended March 31, 2017 and 2016, the Company recorded related losses of $1.0 million and zero, respectively.

Loans Held for Investment

At March 31, 2017 and December 31, 2016, loans held for investment included four loans. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In 2016, the Company placed this loan on non-accrual status, and recorded a related reserve for $0.4 million. As of March 31, 2017 and December 31, 2016, the Company’s loan outstanding to this entity was $1.0 million, net of a $1.2 million reserve, and $1.7 million, net of a $0.4 million reserve, respectively. The Company determined the fair value of loans held for investment to be $1.1 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognized its investment in RiverBanc using the equity method. In the year ended December 31, 2015, the Company recognized a gain of $1.7 million, and received distributions of $1.7 million. In the first quarter of 2016, the Company recognized a $0.1 million gain, and received a distribution of $0.5 million. RiverBanc was sold in the second quarter of 2016, resulting in a $6.0 million gain to the Company.

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

On December 2, 2015, the Company made a $12.8 million investment in a fund, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method, with related gains recognized in principal transactions. In the quarter ended March 31, 2016, the Company recognized gains of $0.1 million, and received distributions of $0.1 million. On September 26, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. As of March 31, 2017 and December 31, 2016, the carrying value of this investment was $9.3 million and $10.8 million, respectively.

Derivative Financial Instruments

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for JMPCA CLO III, Ltd. The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans. The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS has a tenor of 36 months that starts with an 18 month revolving period during which referenced assets can be accumulated up to a certain amount and is followed by an 18 month amortization period during which referenced assets can no longer be accumulated. As of December 31, 2016, the TRS is held in Other Investments, with gains and losses recorded in Principal Transactions. As of March 31, 2017, the TRS is held in Other Liabilities, with gains and losses recorded in Principal Transactions. In the three months ended March 31, 2017 and 2016, the Company recognized a $1.3 million loss and a $0.1 million gain on the TRS, respectively. The Company determined the fair value of the TRS to be a $0.1 million liability and a $1.3 million asset as of March 31, 2017 and December 31, 2016, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which is recorded in the line item cash collateral posted for total return swap. In the first quarter of 2017, the Company posted an additional $0.9 million. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counterparty, it could be offset with the TRS. The maximum exposure of the TRS is the $25.9 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The TRS is currently in its amortization period, and is scheduled to liquidate from loan repayments and sales of the referenced assets by May 2018.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. In the fourth quarter of 2016, CLO I initiated the liquidation process and sold the majority of its loan portfolio within that quarter. The remaining loans are reflected as loans held for sale. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of March 31, 2017 and December 31, 2016:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Outstanding principal	$624,130	$667,237	$1,454	$33,748
Allowance for loan losses	(7,095)	(6,540)	-	-
Liquidity discount	-	-	-	(772)
Deferred loan fees, net	(6,080)	(6,570)	(17)	(308)
Valuation allowance	N/A	N/A	-	(180)
Total loans, net	$610,955	$654,127	$1,437	$32,488

Loans recorded upon the acquisition of CLO I at fair value reflect a liquidity discount. The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended March 31, 2017 and 2016:

(In thousands)	Three Months Ended March 31, 2017
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,113	$(937)	$-	$(249)	$1,927
Repayments	(44)	-	-	-	(44)
Accretion of discount	-	-	-	(1)	(1)
Provision for loan losses	-	(971)	-	-	(971)
Transfers to/from non-impaired loans, net	1,947	-	-	(3)	1,944
Balance at end of period	$5,016	$(1,908)	$-	$(253)	$2,855

Non-impaired Loans
Balance at beginning of period	$664,124	$(5,603)	$-	$(6,321)	$652,200
Purchases	50,733	-	-	(611)	50,122
Repayments	(14,900)	-	-	-	(14,900)
Accretion of discount	-	-	-	526	526
Provision for loan losses	-	416	-	-	416
Sales and payoff	(78,896)	-	-	576	(78,320)
Transfers to/from impaired loans, net	(1,947)	-	-	3	(1,944)
Balance at end of period	$619,114	$(5,187)	$-	$(5,827)	$608,100

(In thousands)	Three Months Ended March 31, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Non-impaired Loans
Balance at beginning of period	$984,110	$(5,397)	$(918)	$(8,130)	$969,665
Purchases	53,409	-	-	(1,228)	52,181
Repayments	(15,997)	-	-	136	(15,861)
Accretion of discount	-	-	36	360	396
Provision for loan losses	-	(631)	-	-	(631)
Sales and payoff	(54,371)	-	-	297	(54,074)
Balance at end of period	$967,151	$(6,028)	$(882)	$(8,565)	$951,676

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three months ended March 31, 2017 and 2016 is as follows:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(6,540)	$(5,397)
Provision for loan losses:
Specific reserve	(971)	-
General reserve	416	(631)
Balance at end of period	$(7,095)	$(6,028)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of March 31, 2017 and December 31, 2016, $4.8 million and $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $613.3 million and $657.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of March 31, 2017 and December 31, 2016, respectively. The entire $1.4 million and $32.5 million of recorded investment amount of loans held for sale were individually evaluated for impairment.

As of March 31, 2017 and December 31, 2016, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at March 31, 2017 and December 31, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017
Impaired loans with an allowance recorded	$4,763	$5,158	$1,908	$4,779	$25
Impaired loans with no related allowance recorded	-	-	-	-	-
	$4,763	$5,158	$1,908	$4,779	$25

December 31, 2016
Impaired loans with an allowance recorded	$2,864	$3,211	$938	$2,913	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,864	$3,211	$938	$2,913	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at March 31, 2017 or December 31, 2016. At both March 31, 2017 and December 31, 2016, the Company did not have any loans which were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at March 31, 2017 and December 31, 2016:

(In thousands)	Cash Flow Loans		Loans Held for Sale - Cash Flow
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016

Moody's rating:
Baa1 - Baa3	$10,467	$12,145	$-	$6,769
Ba1 - Ba3	109,954	137,717	-	13,957
B1 - B3	449,911	467,125	1,437	11,377
Caa1 - Caa3	44,899	37,913	-	565
Ca	-	2,903	-	-
C	1,319	-	-	-
Not Rated	1,500	2,864	-	-
Total:	$618,050	$660,667	$1,437	$32,668

Internal rating: (1)
2	$528,737	$545,181	$-	$27,109
3	66,320	94,407	1,437	5,559
4	18,230	18,215	-	-
5	4,763	2,864	-	-
Total:	$618,050	$660,667	$1,437	$32,668

Performance:
Performing	$613,285	$657,803	$1,437	$32,668
Non-Performing	4,765	2,864	-	-
Total:	$618,050	$660,667	$1,437	$32,668

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $610.9 million and $685.4 million as of March 31, 2017 and December 31, 2016, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement. The fair value of loans held for sale was determined to be $1.4 million and $33.7 million as of March 31, 2017 and December 31, 2016, respectively.

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

The 2013 Senior Notes and 2014 Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the Senior Notes until the maturity of the Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable.

The Senior Notes are general unsecured senior obligations, must rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. The notes will be effectively subordinated to all of JMP Group Inc.’s existing and future secured indebtedness (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities of our subsidiaries, including trade payables.

JMP Group Inc., as a wholly owned subsidiary of JMP Group LLC, is the primary obligor of the Senior Notes. In connection with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. with respect to the Senior Notes.

In February 2016, the Company purchased $0.5 million face value of the Senior Notes for $0.4 million. This purchase resulted in a $0.1 million gain, which is recognized in Other Income.

The Company incurred no debt issuance costs in the three months ended March 31, 2017 and 2016. Debt issuance costs are amortized over the estimated life of the bond. As of March 31, 2017 and December 31, 2016, the Company held $1.9 million and $2.0 million of unamortized debt issuance costs.

	As of March 31, 2017		As of December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$939,979	$47,922,500	$1,001,956
8.00% Senior Notes	$45,905,250	$997,297	$45,905,250	$1,040,347

Note Payable and Lines of Credit

As of March 31, 2017 and December 31, 2016, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity on August 24, 2017. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both March 31, 2017 and December 31, 2016.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of March 31, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of certain Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes would be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company were eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2017 and December 31, 2016.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company was still permitted to reinvest unscheduled principal payments, which includes most loan payoffs.  In the fourth quarter in 2016, the Company made the decision to call the secured notes on CLO I in the first quarter of 2017 and began the process of liquidating the portfolio.

The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of March 31, 2017.

(In millions)	As of December 31, 2016
	Notes Originally Issued	Net Outstanding Balance	Interest Rate Spread to LIBOR			Ratings (Moody's /S&P)
Class A Senior Secured Floating Rate Revolving Notes due 2021	$72.2	$72.2	0.26%	-	0.29%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2021	30.0	30.0		0.50%		Aaa/AAA
Class C Senior Secured Deferrable Floating Rate Notes due 2021	35.0	35.0		1.10%		Aaa/AAA
Class D Secured Deferrable Floating Rate Notes due 2021	34.0	34.0		2.40%		Aa1/A+
Class E Secured Deferrable Floating Rate Notes due 2021	30.0	30.0		5.00%		Baa1/BB+
Total secured notes sold to investors	$201.2	$201.2
Unsecured subordinated notes due 2021	45.0	45.0
Total notes for the CLO I offering	$246.2	$246.2
Consolidation elimination	N/A	(58.7)
Total asset-backed securities issued	N/A	$187.5

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes was payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2016, all interest on the secured notes was current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The activity in the note principal for the three months ended March 31, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$187,417	$293,457
Repayments	(187,417)	(11,444)
Asset-backed securities at end of period	$-	$282,013

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. The Company repurchased $7.0 million of Class F notes in March 2017. The Subordinated Notes and $7.0 million of Class F notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2017 and December 31, 2016.

(In millions)	As of March 31, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	198.8	(0.4)	198.4	1.18%	AAA
Class B Senior Deferrable Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.3)	16.7	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(0.9)	17.8	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.5)	17.2	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.3)	8.9	5.75%	B
Total secured notes sold to investors	$320.0	$297.4	$(4.6)	$292.8
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$321.2	$(4.9)	$316.3
Consolidation elimination	N/A	(30.8)	0.3	(30.5)
Total CLO II asset-backed securities issued	N/A	$290.4	$(4.6)	$285.8

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.5)	217.1	1.18%	AAA
Class B Senior Deferrable Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	AA
Class C Senior Deferrable Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	A
Class D Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.0)	17.7	3.85%	BBB
Class E Senior Deferrable Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	5.25%	BB
Class F Senior Deferrable Floating Rate Notes due 2023	10.2	10.2	(1.2)	9.0	5.75%	B
Total secured notes sold to investors	$320.0	$316.2	$(4.9)	$311.3
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.0	$(5.2)	$334.8
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.2	$(4.9)	$311.3

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

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. The activity in the note principal and issuance discount for the three months ended March 31, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,200	$(4,915)	$311,285	$316,960	$(5,960)	$311,000
Repayments	(18,785)	-	(18,785)	(380)	-	(380)
Amortization of discount	-	295	295	-	255	255
Balance at end of period	$297,415	$(4,620)	$292,795	$316,580	$(5,705)	$310,875

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of secured notes (the “Secured Notes”) and $38.4 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 46.7% of the Subordinated Notes at March 31, 2017 and December 31, 2016. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at March 31, 2017 and December 31, 2016.

(In millions)	As of March 31, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.24%	Aaa/AAA
Class B Senior Deferrable Floating Rate Notes due 2025	41.7	41.7	(0.6)	41.1	1.80%	Aa1/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.60%	A1/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	3.90%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.10%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.6)	$330.5
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.1)	$364.4
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.6)	$330.5

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Deferrable Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.7)	$330.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.2)	$364.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.7)	$330.4

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three months ended March 31, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,676)	$330,424	$332,100	$(2,165)	$329,935
Amortization of discount	-	124	124	-	121	121
Balance at end of period	$332,100	$(1,552)	$330,548	$332,100	$(2,044)	$330,056

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2017 was $6.2 million, which comprised of a cash coupon of $5.5 million, and issuance discount amortization of $0.7 million. Total interest expense related to the asset-backed securities issued for the three months ended March 31, 2016 was $6.1 million, which comprised of a cash coupon of $5.5 million, and issuance discount amortization of $0.6 million. As of March 31, 2017 and December 30, 2016, accrued interest payable on the Notes was $4.0 million and $4.6 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $621.8 million and $831.9 million as of March 31, 2017 and December 31, 2016, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On February 13, 2017, with the previous authorization expired, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017. As there were no open market repurchases in the first quarter of 2017, the full authorization of 1,000,000 remains as of March 31, 2017.

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

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,710,000	$6.53
Exercised	(145,000)	6.24
Balance, end of period	2,565,000	$6.54

Options exercisable at end of period	2,565,000	$6.54

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2017:

March 31, 2017
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,565,000	2.26	$6.54	$1,500	2,565,000	2.26	$6.54	1,500

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was no unrecognized compensation expense related to share options.

The Company recognized current income tax benefits of $11 thousand from the exercise of share options during the quarter ended March 31, 2017. There were no share options exercised during the three months ended March 31, 2016. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during this period.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 7, 2017, the Company granted approximately 117,000 RSUs to certain employees of the Company as part of the 2016 deferred compensation program. 50% of these units will vest on December 1, 2017 and the remaining 50% will vest on December 1, 2018, subject to the grantees’ continued employment through such dates. In addition, the Company granted approximately 153,000 RSUs to certain employees for long-term incentive purposes. 50% of these units will vest on December 1, 2017, and the remaining 50% will vest on December 1, 2018. The vested shares will be restricted from sale or transfer until December 1, 2019. On March 16, 2017, approximately 58,000 RSUs were granted to Company’s independent directors. These RSUs have a requisite service period of one to three years.

The following table summarizes RSU activity for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	646,558	$5.14
Granted	328,797	6.08
Vested	(79,842)	7.11
Forfeited	(31,071)	4.10
Balance, end of period	864,442	$5.35

The aggregate fair value of RSUs vested during the three months ended March 31, 2017 and 2016 were $0.5 million and $38 thousand, respectively. For the three months ended March 31, 2017 and 2016, the income tax benefits realized from the vested RSUs were $14 thousand and $14 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2017 and 2016, the Company recorded compensation expenses of $0.7 million and $1.0 million for RSUs, respectively.

For the three months ended March 31, 2017 and 2016, the Company recognized income tax benefits of $0.4 million and $0.4 million, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2017, there was $2.6 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.14 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,580,000	$7.33
Forfeited	(95,000)	7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2017:

March 31, 2017
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	2.75	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended March 31, 2017 and 2016, the Company recorded SARs compensation expense of $17 thousand and compensation expense reversal of $39 thousand, respectively.

For the three months ended March 31, 2017 and 2016, the Company recognized income tax benefit of $4 thousand and income expense of $15 thousand, respectively, related to the compensation expense and reversal recognized for SARs. As of March 31, 2017, there was $0.3 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 0.75 years.

10. Net Income (Loss) per Common Share

Basic net income (loss) per share for the Company is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive share options or RSUs were exercised or converted under the treasury share method. However, for periods that the Company has a net loss, the effect of outstanding share options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net income per share for the quarters ended March 31, 2017 and 2016 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2017	2016

Numerator:
Net income (loss) attributable to JMP Group, LLC	$(4,740)	$1,803

Denominator:
Basic weighted average shares outstanding	21,573	21,349

Effect of potential dilutive securities:
Restricted share units	-	516

Diluted weighted average shares outstanding	21,573	21,865

Net income (loss) per share
Basic	$(0.22)	$0.08
Diluted	$(0.22)	$0.08

In the table above, for the quarter ended March 31, 2016, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share of zero for the quarter.

Share options to purchase zero and 2,779,286 shares of common shares for the quarters ended March 31, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 169,639 and 481,010 shares of common share for the quarters ended March 31, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. The Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.9 million and $1.0 million for three months ended March 31, 2017 and 2016, respectively.

12. Income Taxes

JMP Group LLC qualifies as a partnership for United States federal income tax purposes. The consolidated entities of the Company consist of wholly-owned corporate subsidiaries and entities treated as partnerships for U.S. income tax purposes. Income earned by the corporate subsidiaries is subject to U.S. federal and state income taxation. Income earned by the non-corporate subsidiaries is not subject to U.S. federal and state corporate income tax. These amounts are allocated to JMP Group LLCs’ partners.

For the three months ended March 31, 2017 and 2016, the Company recorded income tax benefit of $1.1 million and income tax expense $0.1 million, respectively. The effective tax rates were 20.8% and 1.5% for the three months ended March 31, 2017 and 2016, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and ii) a significant portion of pre-tax income/(loss) is from qualifying sources that are generated by certain flow through entities within the Company. These amounts are excluded from the computation of corporate income tax.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Florida under various operating leases. Occupancy expense for the quarters ended March 31, 2017 and 2016 was $1.1 million and $0.9 million, respectively. The Company recorded sublease income of $49 thousand and $0.1 million for the quarters ended March 31, 2017 and 2016, respectively. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

Minimum Future Lease Commitments
Year Ending December 31,
2017	$3,542
2018	4,777
2019	3,984
2020	2,568
2021	2,553
Thereafter	10,020
Total Lease Commitments	$27,444

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at March 31, 2017 and December 31, 2016, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both March 31, 2017 and December 31, 2016. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend $3.9 million as of March 31, 2017. As of December 31, 2016, the Company had sold unfunded commitments of $20.7 million that had not yet settled. The Company had sold unfunded commitments of $1.5 million and $34.0 million as of March 31, 2017 and December 31, 2016, respectively, related to commitments sold but not yet closed in CLO I. The Company had sold unfunded commitments of $5.9 million as of March 31, 2017, related to commitments sold but not yet closed in CLO II. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $9.3 million and $7.8 million of the unfunded commitments as of March 31, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $3.2 million as of March 31, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $30.4 million and $29.7 million, which were $29.3 million and $28.6 million in excess of the required net capital of $1.1 million at March 31, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.54 to 1 and 0.56 to 1 at March 31, 2017 and December 31, 2016, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of March 31, 2017 and December 31, 2016, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $26.6 million and $27.8 million, respectively, which consisted of investments in hedge and other private funds of $16.5 million and $17.3 million, respectively, and an investment in HCC common stock of $10.1 million and $10.5 million, respectively. Base management fees earned from these affiliated entities were $4.0 million and $4.1 million for the quarters ended March 31, 2017 and 2016, respectively. Also, the Company earned incentive fees of $1.9 million and $5.2 million, from these affiliated entities for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had incentive fees receivable from these affiliated entities of $0.2 million and $0.5 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2017 and December 31, 2016 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2017 and 2016, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2017 or December 31, 2016.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In its Corporate segment, the Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. The Company had sold unfunded commitments of $1.5 million and $34.0 million as of March 31, 2017 and December 31, 2016, respectively, related to commitments sold but not yet closed in CLO I. The Company had sold unfunded commitments of $5.9 million as of March 31, 2017, related to commitments sold but not yet closed in CLO II. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $9.3 million and $7.8 million of the unfunded commitments as of March 31, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. The Company determined the fair value of the unfunded commitments to be $3.2 million as of March 31, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

19. Business Segments

The Company’s business results are categorized into the following three business segments: Broker-Dealer, Asset Management, and Corporate. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations. The Corporate segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities. The Corporate segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses and interest expense related to the Company’s bond issuance.

Management uses operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, and (vii) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the quarters ended March 31, 2017 and 2016 was prepared using the following methodology:

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

•

Assets directly associated with each segment are allocated to the respective segment. One exception is depreciable assets, which are held at the Corporate segment. The associated depreciation is allocated to the related segment.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2017	2016
Broker-Dealer
Non-interest revenues	$18,890	$24,391
Total net revenues after provision for loan losses	$18,890	$24,391
Non-interest expenses	18,561	21,999
Segment operating pre-tax net income	$329	$2,392
Segment assets	$48,498	$67,044
Asset Management
Non-interest revenues	$5,311	$10,176
Total net revenues after provision for loan losses	$5,311	$10,176
Non-interest expenses	5,095	9,442
Segment operating pre-tax net income	$216	$734
Segment assets	$17,581	$28,956
Corporate
Non-interest revenues	$3,499	$1,003
Net interest income	15	2,371
Provision for loan losses	(1,413)	12
Total net revenues after provision for loan losses	$2,101	$3,386
Non-interest expenses	5,284	4,299
Segment operating pre-tax net income	$(3,183)	$(913)
Segment assets	$1,139,774	1,481,249
Eliminations
Non-interest revenues	$(1,041)	$(1,337)
Total net revenues after provision for loan losses	$(1,041)	$(1,337)
Non-interest expenses	(1,041)	(1,337)
Segment operating pre-tax net loss	$-	$-
Segment assets	$(324,665)	$(344,294)
Total Segments
Non-interest revenues	$26,659	$34,233
Net interest income	15	2,371
Provision for loan losses	(1,413)	12
Total net revenues after provision for loan losses	$25,261	$36,616
Non-interest expenses	27,899	34,403
Segment operating pre-tax net income	$(2,638)	$2,213
Total assets	$881,188	$1,232,955

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three months ended March 31, 2017 and 2016.

(In thousands)	As of and Three Months Ended March 31, 2017				As of and Three Months Ended March 31, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$26,659	$(1,987)	(a)	$24,672	$34,233	$527	(a)	$34,760
Net Interest Income	15	957	(b)	972	2,371	2,055	(b)	4,426
Provision for loan losses	(1,413)	147		(1,266)	12	(643)		(631)
Total net revenues after provision for loan losses	$25,261	$(883)		$24,378	$36,616	$1,939		$38,555
Non-interest expenses	27,899	1,706	(c )	29,605	34,403	870	(c )	35,273
Noncontrolling interest	-	597		597	-	1,429		1,429
Operating pre-tax net income (loss)	$(2,638)	$(3,186)	(d)	$(5,824)	$2,213	$(360)	(d)	$1,853
Total assets	$881,188	$-		$881,188	$1,232,955	$-		$1,232,955

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended March 31,
	2017	2016
Consolidated Net Income (loss) attributable to JMP Group LLC	$(4,740)	$1,803
Income tax expense (benefit)	(1,084)	50
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(5,824)	$1,853
Subtract (Add back)
Compensation expense - RSUs	(306)	(467)
Deferred compensation program accounting adjustment	(654)	515
Net unrealized loss/ (gain) on strategic equity investments and warrants.	(419)	329
General loan loss reserve for CLO II and CLO III	418	(407)
Unrealized loss - real estate-related depreciation and amortization	(2,156)	(330)
Amortization of intangible asset	(68)	-
Total Consolidation Adjustments and Reconciling Items	(3,186)	(360)
Segment operating pre-tax net income (loss)	$(2,638)	$2,213

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

	As of
(In thousands)	March 31, 2017	December 31, 2016
	Net Assets	Net Assets
Harvest Small Cap Partners	$310,375	$296,404
Harvest Agriculture Select	22,235	22,796

(In thousands)	Three Months Ended March 31,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$11,278	$(4,781)	$23,668	$(5,390)
Harvest Agriculture Select	71	(65)	(153)	(77)
Harvest Technology Partners	-	-	(44)	(48)
Harvest Financial Partners	-	-	(607)	(77)

21. Condensed Consolidating Financial Statements

JMP Group Inc., a 100% owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2021. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. with respect to the Senior Notes. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

The following condensed consolidating financial statements present the consolidated statements of financial condition, condensed consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of JMP Group LLC (parent company and guarantor), JMP Group Inc. (issuer), JMP Investment Holdings LLC (guarantor subsidiary), and the elimination of entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$2,362	$2,137	$34,163	$42,573	$-	$81,235
Restricted cash and deposits	-	1,471	-	65,662	-	67,133
Receivable from clearing broker	-	-	-	6,051	-	6,051
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	8,122	-	8,122
Marketable securities owned, at fair value	-	-	10,461	10,569	(472)	20,558
Incentive fee receivable	-	-	-	242	-	242
Other investments	7,000	5,876	9,789	14,614	(7,000)	30,279
Loans held for sale	-	-	-	1,437	-	1,437
Loans held for investment, net of allowance for loan losses	-	-	-	1,157	-	1,157
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	610,955	-	610,955
Interest receivable	94	-	-	2,455	-	2,549
Collateral posted for derivative transaction	-	-	-	25,940	-	25,940
Fixed assets, net	-	-	-	2,863	-	2,863
Deferred tax assets	-	7,942	-	-	-	7,942
Other assets	(6)	140,096	(15,575)	44,366	(154,156)	14,725
Investment in subsidiaries	237,542	74,053	99,421	-	(411,016)	-
Total assets	$246,992	$231,575	$138,259	$837,006	$(572,644)	$881,188

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$5,206	$-	$5,206
Accrued compensation	250	474	228	7,568	-	8,520
Asset-backed securities issued	-	-	-	620,354	(7,000)	613,354
Interest payable	-	1,506	-	4,263	-	5,769
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,363	-	-	(473)	91,890
Deferred tax liability	-	2,093	-	560	-	2,653
Other liabilities	1,860	23,501	314	825	(1,444)	25,056
Total liabilities	$139,713	$119,937	$542	$653,776	$(161,520)	$752,448

Total members' (deficit) equity	107,279	111,638	122,447	184,146	(411,336)	114,174
Nonredeemable Non-controlling Interest	$-	$-	$15,270	$(916)	$212	$14,566
Total equity	$107,279	$111,638	$137,717	$183,230	$(411,124)	$128,740
Total liabilities and equity	$246,992	$231,575	$138,259	$837,006	$(572,644)	$881,188

	As of December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$255	$1,763	$5,060	$78,414	$-	$85,492
Restricted cash and deposits	-	1,471	-	226,185	-	227,656
Receivable from clearing broker	-	-	-	6,586	-	6,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,681	-	5,681
Marketable securities owned, at fair value	-	-	10,877	8,317	(472)	18,722
Incentive fee receivable	-	-	-	499	-	499
Other investments	-	5,126	9,838	17,905	-	32,869
Loans held for sale				32,488		32,488
Loans held for investment, net of allowance for loan losses	-	-	-	1,930	-	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	654,127	-	654,127
Interest receivable	-	-	72	3,429	(72)	3,429
Collateral posted for derivative transaction	-			25,000	-	25,000
Fixed assets, net	-	-	-	3,143	-	3,143
Deferred tax assets	-	7,942	-	-	-	7,942
Other assets	(1,045)	141,905	(8,957)	42,597	(154,234)	20,266
Investment in subsidiaries	252,486	74,166	117,537	-	(444,189)	-
Total assets	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$4,747	$-	$4,747
Accrued compensation	90	150	-	35,918	-	36,158
Asset-backed securities issued	-	-	-	825,854	-	825,854
Interest payable	-	1,506	-	4,811	-	6,317
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,258	-	-	(473)	91,785
Deferred tax liability	-	3,232	-	640	-	3,872
Other liabilities	1,520	22,706	313	(1,142)	(1,594)	21,803
Total liabilities	$139,213	$119,852	$313	$885,828	$(154,670)	$990,536

Total members' (deficit) equity	112,483	112,521	117,532	221,350	(444,509)	119,377
Nonredeemable Non-controlling Interest	$-	$-	$16,582	$(877)	$212	$15,917
Total equity	$112,483	$112,521	$134,114	$220,473	$(444,297)	$135,294
Total liabilities and equity	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

	For the Three Months Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$13,600	$-	$13,600
Brokerage	-	-	-	5,286	-	5,286
Asset management fees	-	-	-	5,951	(40)	5,911
Principal transactions	-	8	(396)	(1,505)	-	(1,893)
Loss on sale, payoff and mark-to-market of loans	-	-	-	847	-	847
Gain on repurchase of debt	210	-	-	-	-	210
Net dividend income	-	-	256	10	-	266
Other income	-	-	-	445	-	445
Equity earnings of subsidiaries	(2,766)	(284)	583	-	2,467	-
Non-interest revenues	(2,556)	(276)	443	24,634	2,427	24,672

Interest income	368	1,139	98	9,545	(2,083)	9,067
Interest expense	(1,139)	(2,274)	-	(6,765)	2,083	(8,095)
Net interest income	(771)	(1,135)	98	2,780	-	972

Provision for loan losses	-	-	-	(1,266)	-	(1,266)

Total net revenues after provision for loan losses	(3,327)	(1,411)	541	26,148	2,427	24,378

Non-interest expenses
Compensation and benefits	535	646	247	20,370	-	21,798
Administration	127	122	26	1,584	(40)	1,819
Brokerage, clearing and exchange fees	-	-	-	759	-	759
Travel and business development	78	-	-	837	-	915
Communications and technology	1	2	-	1,050	-	1,053
Occupancy	-	-	-	1,111	-	1,111
Professional fees	672	67	-	423	-	1,162
Depreciation	-	-	-	311	-	311
Other	-	6	69	602	-	677
Total non-interest expenses	1,413	843	342	27,047	(40)	29,605
Net income (loss) before income tax expense	(4,740)	(2,254)	199	(899)	2,467	(5,227)
Income tax expense (benefit)	-	(1,020)	-	(64)	-	(1,084)
Net income (loss)	(4,740)	(1,234)	199	(835)	2,467	(4,143)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	437	160	-	597
Net income (loss) attributable to JMP Group LLC	$(4,740)	$(1,234)	$(238)	$(995)	$2,467	$(4,740)

	For the Three Months Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$18,296	$-	$18,296
Brokerage	-	-	-	6,095	-	6,095
Asset management fees	-	-	-	9,326	-	9,326
Principal transactions	-	120	(127)	937	-	930
Loss on sale, payoff and mark-to-market of loans	-	-	-	(376)	-	(376)
Net dividend income	-	-	239	24	-	263
Other income	-	-	87	139	-	226
Equity earnings of subsidiaries	3,866	1,812	4,768	-	(10,446)	-
Non-interest revenues	3,866	1,932	4,967	34,441	(10,446)	34,760

Interest income	370	1,139	166	12,721	(1,995)	12,401
Interest expense	(1,139)	(2,288)	-	(6,543)	1,995	(7,975)
Net interest income	(769)	(1,149)	166	6,178	-	4,426

Provision for loan losses	-	-	-	(631)	-	(631)

Total net revenues after provision for loan losses	3,097	783	5,133	39,988	(10,446)	38,555

Non-interest expenses
Compensation and benefits	505	1,172	162	25,586	-	27,425
Administration	118	130	71	386	1,113	1,818
Brokerage, clearing and exchange fees	-	-	-	761	-	761
Travel and business development	85	-	-	1,206	-	1,291
Communications and technology	2	2	-	1,012	-	1,016
Occupancy	-	-	-	936	-	936
Professional fees	586	69	12	406	-	1,073
Depreciation	-	-	-	332	-	332
Other	-	-	-	1,734	(1,113)	621
Total non-interest expenses	1,296	1,373	245	32,359	-	35,273
Net income (loss) before income tax expense	1,801	(590)	4,888	7,629	(10,446)	3,282
Income tax expense (benefit)	-	(854)	-	904	-	50
Net income (loss)	1,801	264	4,888	6,725	(10,446)	3,232
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,286	143	-	1,429
Net income (loss) attributable to JMP Group LLC	$1,801	$264	$3,602	$6,582	$(10,446)	$1,803

	For the Quarter Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(4,740)	$(1,234)	$199	$(835)	$2,467	$(4,143)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	90		90
Provision for loan losses	-	-	-	1,266	-	1,266
Accretion of deferred loan fees	-	-	-	(840)	-	(840)
Amortization of liquidity discount, net	-	-	-	-	-	-
Amortization of debt issuance costs	-	105	-	-	-	105
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	702	-	702
Interest paid in kind	-	-	-	-	-	-
Loss (gain) on sale and payoff of loans	-	-	-	(1,027)	-	(1,027)
Gain on repurchase of asset-backed securities issued	-	-	(210)	-	-	(210)
Change in other investments:
Income from investments in equity method investees	-	-	-	690	-	690
Fair value on other equity investments	-	(8)	(19)	1,489	-	1,462
Realized gain on other investments	-	-	-	(371)	-	(371)
Depreciation and amortization of fixed assets	-	-	-	311	-	311
Stock-based compensation expense	780	-	-	-	-	780
Deferred income taxes	-	(1,139)	-	(80)	-	(1,219)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(94)	-	72	974	(72)	880
Decrease (increase) in receivables	-	-	-	(1,739)	-	(1,739)
Increase in marketable securities	-	-	416	(2,252)	-	(1,836)
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	944	-	944
(Increase) decrease in deposits and other assets	(1,039)	1,809	6,828	5,884	(22,157)	(8,675)
Increase in marketable securities sold, but not yet purchased	-	-	-	459	-	459
Increase in interest payable	-	-	-	(548)	-	(548)
(Decrease) increase in accrued compensation and other liabilities	505	1,119	229	(26,520)	149	(24,518)
Net cash used in operating activities	$(4,588)	$652	$7,515	$(21,403)	$(19,613)	$(37,437)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(31)	-	(31)
Investment in subsidiary	14,944	113	18,116	-	(33,173)	-
Purchases of other investments	(7,000)	(844)	(146)	-	7,000	(990)
Sales of other investments	-	102	214	(6,032)	15,080	9,364
Funding of loans collateralizing asset-backed securities issued	-	-	-	(50,122)	-	(50,122)
Funding of loans held for sale				(2,752)		(2,752)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	111,743	-	111,743
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	16,728	-	16,728
Net change in restricted cash reserved for lending activities	-	-	-	159,579	-	159,579
Cash collateral posted for total return swap	-	-	-	(940)		(940)
Net cash provided by (used in) investing activities	$7,944	$(629)	$18,184	$228,173	$(11,093)	$242,579

Cash flows from financing activities:
Repayment of asset-backed securities issued	-	-	-	(206,202)	-	(206,202)
Distributions and dividend equivalents paid on common shares and RSUs	(1,954)	-	-	-	-	(1,954)
Capital contributions of parent	-	351	5,153	(36,210)	30,706	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	92	-	-	92
Distributions to non-controlling interest shareholders	-	-	(1,841)	(199)	-	(2,040)
Net cash settlement of RSU vesting	889	-	-	-	-	889
Employee Taxes Paid on Shares Withheld for Tax-withholding purposes	(184)	-	-	-	-	(184)
Net cash (used in) provided by financing activities	$(1,249)	$351	$3,404	$(242,611)	$30,706	$(209,399)
Net decrease in cash and cash equivalents	2,107	374	29,103	(35,841)	-	(4,257)
Cash and cash equivalents, beginning of period	$255	$1,763	$5,060	$78,414	$-	85,492
Cash and cash equivalents, end of period	2,362	2,137	34,163	42,573	-	81,235

	For the Three Months Ended March 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$1,801	$264	$4,888	$6,725	$(10,446)	$3,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	631	-	631
Accretion of deferred loan fees	-	-	-	(360)	-	(360)
Amortization of liquidity discount, net	-	-	-	(36)	-	(36)
Amortization of debt issuance costs	-	117	-	-	-	117
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	598	-	598
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	376	-	376
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees				(283)		(283)
Fair value on other equity investments	-	(120)	438	(415)	-	(97)
Change in fair value of small business loans		-	-	-	-	-
Realized gain on other investments	-	-	-	(19)	-	(19)
Depreciation and amortization of fixed assets	-	-	-	332	-	332
Stock-based compensation expense	1,242	-	-		-	1,242
Deferred income taxes	-	(1,399)	-	(81)	-	(1,480)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(3)	(93)	135	39
Decrease (increase) in receivables	-	-	-	(1,866)	(49)	(1,915)
Increase in marketable securities	-	-	(796)	1,366	485	1,055
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	337	-	337
(Increase) decrease in deposits and other assets	(1,073)	6,443	14,817	(31,519)	15,918	4,586
Increase in marketable securities sold, but not yet purchased	-	-	-	89	-	89
Increase in interest payable	-	-	-	500	(66)	434
(Decrease) increase in accrued compensation and other liabilities	588	732	144	(24,361)	(1,304)	(24,201)
Net cash used in operating activities	$2,558	$6,037	$19,401	$(48,132)	$4,673	$(15,463)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(72)	-	(72)
Purchase of management contract	-	-	-	-	-	-
Investment in subsidiary	(6,493)	(9,346)	360	12,983	2,496	-
Purchases of other investments	-	(2,779)	-	-	-	(2,779)
Sales of other investments	-	-	9,568	2,038	88	11,694
Funding of loans collateralizing asset-backed securities issued	-	-	-	(52,181)	-	(52,181)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	53,698	-	53,698
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	15,861	-	15,861
Net change in restricted cash reserved for lending activities	-	-	-	(6,090)	-	(6,090)
Cash transferred from consolidated subsidiary to non-consolidated hedge fund	-	-	-	-	-	-
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	(240)	-	(240)
Net cash provided by (used in) investing activities	$(6,493)	$(12,125)	$9,928	$25,997	$2,584	$19,891

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repayment of line of credit	-	-	-	-	-	-
Repayment of credit warehouse	-	-	-	-	-	-
Repayment and repurchase of contingent consideration payable	-	-	-	-	-	-
Proceeds from initial public offering, net of expenses	-	-	-	-	-	-
Sale of asset-back securities issued	-	-	-	-	-	-
Repurchase of asset-backed securities issued	-	-	-	-	-	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(11,824)	-	(11,824)
Distributions paid to Class A and Class B common interests	-	-	-	-	-	-
Distributions and dividend equivalents paid on common shares and RSUs	(2,616)	-	-	-	-	(2,616)
Purchases of shares of common stock for treasury	(2,629)	-	-	-	-	(2,629)
Capital contributions of parent	10,213	4,041	(22,382)	-	8,128	-
Purchase of assets with non-controlling interest	-	-	-	-	-	-
Sale of assets with non-controlling interest	-	-	-	-	-	-
Capital contributions of redeemable non-controlling interest holders	-	-	(1,704)	-	-	(1,704)
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	-	-	-
Net cash (used in) provided by financing activities	$4,968	$4,041	$(24,086)	$3,176	$(7,257)	$(19,158)
Net decrease in cash and cash equivalents	1,033	(2,047)	5,243	(18,959)	-	(14,730)
Cash and cash equivalents, beginning of period	$80	$11,260	$1,225	$55,986	$-	$68,551
Cash and cash equivalents, end of period	1,113	9,213	6,468	37,027	-	53,821

22. Subsequent Events

On April 5, 2017, the Company established, through its affiliate JMP Credit Advisors CLO IV Ltd., a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations.

On April 19, 2017, the Company’s board of directors declared cash distributions of $0.03 per share for the months of April, May and June 2017. The April distribution is payable on May 15, 2017, to shareholders of record as of April 28, 2017. The May distribution is payable on June 15, 2017, to shareholders of record as of May 31, 2017. The June distribution is payable on July 14, 2017, to shareholders of record as of June 30, 2017.

On May 3, 2017, the Company received approval from CNB for an extension of maturity to its Credit Agreement with CNB. The approval extends a $25.0 million line of credit with a revolving period for one year. On May 2, 2018, any outstanding amounts convert to a term loan. Beginning July, 2018, the term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

On May 3, 2017, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2017, was renewed for one year. On May 2, 2018, any existing outstanding amount will convert to a loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2016 contained in our Form 10-K (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

Cautionary Statement Regarding Forward Looking Statements

This MD&A and other sections of this Form 10-Q (the “Quarterly Report”) contain forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Quarterly Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company,” “we,” or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Private Capital Market and other Revenues

We earn agency capital market and other fees in non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”) transactions and Rule 144A private offerings. We record private placement revenues on the closing date of these transactions.

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

As of March 31, 2017 the contractual base management fees earned from each of these investment funds or companies ranged between 1% and 2% of assets under management or were 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and HGC II (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate CLO I, CLO II, and CLO III, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For both the quarters ended March 31, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. For the quarters ended March 31, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO III were 0.327% and 0.219%, respectively, of the average aggregate collateral balance for a specified period.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2017	December 31, 2016	March 31, 2017		December 31, 2016
Funds Managed by HCS, JMPAM or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$525,866	$509,833		$3,351		$3,416
Harvest Agriculture Select (2)	97,124	101,132		9,069		9,027
Private Equity Funds:
Harvest Growth Capital LLC	21,520	22,089		950		960
Harvest Growth Capital LLC II	125,021	131,015		2,679		2,844
Harvest Intrexon Enterprise Fund	245,156	245,156		1,500		1,500
JMP Realty Partners I	19,173	16,981		1,898		1,681
Other	6,988	6,988		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	3,758	4,010		5		5
Loans:
Harvest Capital Credit Corporation	146,961	141,706		N/A		N/A
HCS, JMPAM, and HCAP Advisors Totals	$1,191,567	$1,178,910		$19,452		$19,433

CLOs Managed by JMPCA:
CLO I (3)	5,644	223,914		N/A		N/A
CLO II (3)	313,364	332,233		N/A		N/A
CLO III (3)	362,050	361,722		N/A		N/A
Assets Referenced in TRS (5)	137,295	155,177		N/A		N/A
JMPCA Totals	$818,353	$1,073,046	$	N/A	$	N/A

JMP Group LLC Totals	$2,009,920	$2,251,956		$19,452		$19,433

(1)

For hedge funds, funds of funds, HGC, HGC II, and other assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”), and JMP Realty Partners I, assets under management represent the commitment amount that is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)	CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at March 31, 2017 and December 31, 2016.
(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204
Contributions	13,892	2,533	-	16,425
Redemptions	(14,640)	-	-	(14,640)
Distributions from realization event	-	(8,522)	-	(8,522)
Appreciation	12,773	1,618	(252)	14,139
AUM at March 31, 2017	$622,990	$417,858	$3,758	1,044,606

	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	72,754	6,033	-	78,787
Redemptions	(34,278)	-	443	(33,835)
Distributions from realization event	-	(27)	-	(27)
Appreciation	26,249	(1,579)	(5)	24,665
AUM at March 31, 2016	$696,689	395,917	5,548	1,098,154

AUM related to hedge funds, private equity funds and funds of funds increased $7.4 million, or 0.7%, from $1,037.2 million at December 31, 2016 to $1,044.6 million at March 31, 2017. This increase was primarily attributed to capital contributions of $13.9 million in the hedge funds managed by HCS, partially offset by redemptions of $14.6 million related to hedge funds managed by HCS and $8.5 million distributions relating to one of the private equity funds.

AUM related to hedge funds, private equity funds and funds of funds increased $69.6 million, or 6.8%, from $1,028.6 million at December 31, 2015 to $1,098.2 million at March 31, 2016. This increase was primarily attributed to capital contributions of $72.8 million in the hedge funds managed by HCS, partially offset by redemptions of $34.3 million related to hedge funds managed by HCS.

(In thousands)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$78	1,977	1,631	$196	1,793	4,655
Harvest Agriculture Select (1)	19	228	5	(107)	313	127
Harvest Technology Partners	1	-	-	(68)	84	-
Harvest Financial Partners	-	-	-	(299)	66	-
Private Equity Funds:
Harvest Growth Capital LLC	(10)	-	-	(7)	-	-
Harvest Growth Capital II LLC	113	168	-	-	246	-
Harvest Intrexon Enterprise Fund	(8)	624	-	(8)	645
JMP Realty Partners I	12	47	-
Other	-	5	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	-	8	-	11	17	-
Loans:
Harvest Capital Credit Corporation	N/A	683	230	N/A	742	537
CLOs:
CLO I (3)	N/A	179	-	N/A	432	-
CLO II (3)	N/A	415	-	N/A	415	-
CLO III (3)	N/A	296	-	N/A	202	-
Assets Referenced in TRS (4)	N/A	62	-	N/A	62	-
Totals	$205	$4,692	$1,866	$(282)	$5,017	$5,319

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Revenues earned from CLO I, CLO II, and CLO III are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, and limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings (or losses) attributable to investment partnership interests managed by our asset management subsidiaries, HCS and JMPAM, which are accounted for using the equity method of accounting. Principal transaction revenues also include unrealized gains on an investment in an entity, which acquires buildings and land for the purpose of holding, selling and managing the properties as well as unrealized gains and losses on the investments in private companies sponsored by JMP Holding LLC and JMP Capital LLC.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities. Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of lower of cost or market adjustments arising from loans held for sale. Losses are recorded for the loan held for sale when the carrying value exceeds fair value.

Net Dividend Income

Net dividend income includes dividends from our investments offset by dividend expense for paying short positions in our principal investment portfolio.

Other Income

Other income includes revenues from equity method investments, revenues from fee-sharing arrangements with our funds, and fees earned to raise capital for third-party investment partnerships.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued and notes payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount as well as amortization of the liquidity discount which was recorded at the acquisition date of CLO I. Interest expense is recorded on an accrual basis in accordance with the terms of the respective asset-backed securities issued and notes payable.

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC (collectively “loans held for investment”), and on loans collateralizing asset-backed securities (“ABS”) to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in JMP Capital LLC’s loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or loans held at CLO II or CLO III, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We clear our securities transactions through National Financial Services. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of sales and trading activity.

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

Income Taxes

JMP Group LLC is a publicly traded partnership, taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.”

The Company’s effective tax rate is directly impacted by the proportion of income subject to tax compared to income not subject to tax. JMP Group Inc., a wholly owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to corporate-level taxation.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, which are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

Non-controlling Interest

Non-controlling interest for both the three months ended March 31, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of a variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. With exception of HGC and HGC II, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit Corporation. As a result of the aforementioned transfer, we own approximately 94% of the subordinated notes of CLO I. CLO I initiated liquidation proceedings in the fourth quarter of 2016.

On April 30, 2013, entities sponsored by the Company closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, manages CLO II and from issuance through December 31, 2013 owned $17.3 million, or 72.8%, of the subordinated notes of the issuer (the “Subordinated Notes”). In the first quarter of 2014, the Company repurchased $6.0 million of Subordinated Notes, increasing its ownership to 98.0%.

On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III, and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. CLO III has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2016 to 2017
	2017	2016	$	%
Revenues
Investment banking	$13,600	$18,296	$(4,696)	-25.7%
Brokerage	5,286	6,095	(809)	-13.3%
Asset management fees	5,911	9,326	(3,415)	-36.6%
Principal transactions	(1,893)	930	(2,823)	303.5%
Gain (loss) on sale, payoff and mark-to-market of loans	847	(376)	1,223	-325.3%
Gain on repurchase of asset-backed securities issued	210	-	210	N/A
Net dividend income	266	263	3	1.1%
Other income	445	226	219	96.9%
Non-interest revenues	24,462	34,760	(10,298)	-29.6%

Interest income	9,067	12,401	(3,334)	-26.9%
Interest expense	(8,095)	(7,975)	(120)	1.5%
Net interest income	972	4,426	(3,454)	-78.0%

Provision for loan losses	(1,266)	(631)	(635)	100.6%

Total net revenues after provision for loan losses	24,168	38,555	(14,387)	-37.3%

Non-interest expenses
Compensation and benefits	21,798	27,425	(5,627)	-20.5%
Administration	1,819	1,818	1	0.1%
Brokerage, clearing and exchange fees	759	761	(2)	-0.3%
Travel and business development	915	1,291	(376)	-29.1%
Communication and technology	1,053	1,016	37	3.6%
Professional fees	1,162	1,073	89	8.3%
Other	2,099	1,889	210	11.1%
Total non-interest expenses	29,605	35,273	(5,668)	-16.1%
Income (loss) before income tax expense	(5,437)	3,282	(8,719)	265.7%
Income tax expense (benefit)	(1,084)	50	(1,134)	2268.0%
Net income (loss)	(4,353)	3,232	(7,585)	-234.7%
Less: Net income attributable to non-controlling interest	597	1,429	(832)	-58.2%
Net income (loss) attributable to JMP Group LLC	$(4,950)	$1,803	$(6,753)	374.5%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Overview

Total net revenues after provision for loan losses decreased $14.4 million, or 37.3%, from $38.6 million for the quarter ended March 31, 2016 to $24.2 million for the quarter ended March 31, 2017, resulting from a decline in non-interest revenues of $10.3 million, a decline in net interest income of $3.5 million, and an increase in provision for loan losses of $0.6 million.

Non-interest revenues decreased $10.3 million, or 29.6%, from $34.8 million for the quarter ended March 31, 2016 to $24.5 million in the same period in 2017. This decrease was primarily driven by a $4.7 million decline in investment banking, a $3.4 million decline in asset management fees and a $2.8 million decline in principal transactions.

Provision for loan losses increased $0.6 million from $0.6 million for the quarter ended March 31, 2016 to $1.3 million for the quarter ended March 31, 2017.

Total non-interest expenses decreased $5.7 million, or 16.1%, from $35.3 million for the quarter ended March 31, 2016 to $29.6 million for the quarter ended March 31, 2017, primarily due to a $5.6 million decrease in compensation and benefits and a $0.4 million decline in travel and business development.

Net income attributable to JMP Group LLC decreased $6.8 million, or 374.5%, from $1.8 million after income tax expense of $0.1 million for the quarter ended March 31, 2016 to a $5.0 million loss after income tax benefit of $1.1 million for the quarter ended March 31, 2017.

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

	Three Months Ended March 31, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$13,600	$-	$13,600	$-	$-	$13,600
Brokerage	5,286	-	5,286	-	-	5,286
Asset management related fees	4	5,311	5,315	1,635	(1,041)	5,909
Principal transactions	-	-	-	608	-	608
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	779	-	779
Gain on repurchase of asset-backed securities issued	-	-	-	210	-	210
Net dividend income	-	-	-	267	-	267
Net interest income	-	-	-	15	-	15
Provision for loan losses	-	-	-	(1,413)	-	(1,413)
Adjusted net revenues	18,890	5,311	24,201	2,101	(1,041)	25,261

Non-interest expenses
Non-interest expenses	18,561	5,095	23,656	5,284	(1,041)	27,899

Operating pre-tax net income	329	216	545	(3,183)	-	(2,638)

Income tax expense (assumed rate of 38% for Operating Platforms)	125	81	206	(761)	-	(555)

Operating net income (loss)	$204	$135	$339	$(2,422)	$-	$(2,083)

	Three Months Ended March 31, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$18,296	$-	$18,296	$-	$-	$18,296
Brokerage	6,095	-	6,095	-	-	6,095
Asset management related fees	-	10,176	10,176	87	(1,337)	8,926
Principal transactions	-	-	-	854	-	854
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(362)	-	(362)
Net dividend income	-	-	-	424	-	424
Net interest income	-	-	-	2,371	-	2,371
Provision for loan losses	-	-	-	12	-	12
Adjusted net revenues	24,391	10,176	34,567	3,386	(1,337)	36,616

Non-interest expenses
Non-interest expenses	21,999	9,442	31,441	4,299	(1,337)	34,403

Operating pre-tax net income	2,392	734	3,126	(913)	-	2,213

Income tax expense (assumed rate of 38% for Operating Platforms)	909	278	1,187	(1,132)	-	55

Operating net income (loss)	$1,483	$456	$1,939	$219	$-	$2,158

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three months ended March 31, 2017 and 2016.

(In thousands)	Three Months Ended March 31,
	2017	2016
Operating net income	$(2,083)	$2,158
Addback of Segment Income tax expense	(555)	55
Total Segments operating pre-tax net income	$(2,638)	$2,213
Subtract / (Add back)
Share-based compensation expense	306	467
Deferred compensation program accounting adjustment	654	(515)
Net unrealized loss on strategic equity investments and warrants.	419	(329)
General loan loss reserve for the CLOs	(418)	407
Depreciation of commercial real estate in underlying investments	2,156	330
Amortization of intangible asset	68	-
Total Consolidation Adjustments and Reconciling Items	3,186	360
Consolidated pre-tax net income attributable to JMP Group LLC	$(5,824)	$1,853

Income tax expense	(1,084)	50
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(4,740)	$1,803

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $4.7 million, or 25.7%, from $18.3 million for the quarter ended March 31, 2016 to $13.6 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 47.5% for the quarter ended March 31, 2016 to 56.3% for the quarter ended March 31, 2017.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	23	$10,470	10	$6,228	13	$4,242	68.1%
Advisory	3	3,130	4	12,068	(1)	(8,938)	-74.1%
Total transactions	26	$13,600	14	$18,296	12	$(4,696)	-25.7%

Investment banking revenues primarily related to public equity revenues and strategic advisory revenues for both the quarters ended March 31, 2017 and 2016. The decrease was driven by the 25.7% decline in average revenues per transaction. The number of transactions where we acted as a lead manager increased from one to five for the quarters ended March 31, 2017 and March 31, 2016.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $5.3 million and $6.1 million for the quarters ended March 31, 2017 and 2016. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 15.8% for the quarter ended March 31, 2016 to 21.9% for the quarter ended March 31, 2017. On an operating basis, brokerage revenues were 20.9% and 16.6% for the quarters ended March 31, 2017 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2017	2016
Base management fees:
Fees reported as asset management fees	$4,045	$4,135
Less: Non-controlling interest in HCAP Advisors	(335)	(364)
Total base management fees	3,710	3,771

Incentive fees:
Fees reported as asset management fees	$1,866	$5,191
Less: Non-controlling interest in HCAP Advisors	(113)	(262)
Total incentive fees	1,753	4,929

Other fee income:
Fundraising and other income:	$444	$226
Total other fee income	444	226

Asset management related fees:
Fees reported as asset management fees	$5,911	$9,326
Fees reported as other income	444	226
Less: Non-controlling interest in HCAP Advisors	(448)	(626)
Total Segment asset management related fee revenues	$5,907	$8,926

Fees reported as asset management fees were $5.9 million and $9.3 million for the quarters ended March 31, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 24.2% for the quarter ended March 31, 2016 to 24.5% for the quarter ended March 31, 2017. Fees reported as other income were $0.4 million and $0.2 million for the quarters ended March 31, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.6% for the quarter ended March 31, 2016 to 1.8% for the same period in 2017.

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

Total segment asset management related fee revenue decreased $4.0 million, from $8.9 million for the quarter ended March 31, 2016 to $5.9 million for the quarter ended March 31, 2017, which was primarily attributed to the $3.2 million decrease in incentive fees. The decrease in incentive fees was driven by a $3.0 million decline related to incentives in Harvest Small Cap Partners. Other fee income increased from $0.2 million for the quarter ended March 31, 2016 to $0.4 million for the same period in 2017. Total base management fee decreased $0.1 million, from $3.8 million for the quarter ended March 31, 2016 to $3.7 million for the same period in 2017. On an operating basis, asset management related fees were 23.4% and 24.4% for the quarters ended March 31, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $2.8 million from $0.9 million for the quarter ended March 31, 2016 to a $1.9 million loss for the same period in 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 2.4% for the quarter ended March 31, 2016 and negative 7.8% for the quarter ended March 31, 2017.

Total segment principal transaction revenues decreased $0.3 million, from $0.9 million for the quarter ended March 31, 2016 to $0.6 million for the same period in 2017. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2017 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended March 31,
(In thousands)	2017	2016

Equity and other securities excluding non-controlling interest	$36	$(341)
Warrants and other investments	446	1,546
Investment partnerships	126	(351)
Total Segment principal transaction revenues	608	854
Operating adjustment addbacks	(2,501)	76
Total principal transaction revenues	$(1,893)	$930

The decline primarily reflects reduced revenue from our warrant and other investments, partially offset by increases in equity and other securities and investment partnerships . Revenues from warrants and other investments decreased by $1.1 million, primarily driven by the $1.3 million reduced gains related to the Total Return Swap derivative. Revenues from investment partnerships increased $0.5 million, from a $0.4 million loss for the quarter ended March 31, 2016 to a $0.1 million gain for the same period in 2017, primarily driven by a $0.3 million increase from our investment in Harvest Financial Partners, due to the fund’s closure in August 2016. Revenues from equity and other securities increased $0.4 million, from a $0.3 million loss for the quarter ended March 31, 2016. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 2.3% for the quarter ended March 31, 2016 to 2.4% for the quarter ended March 31, 2017.

Gain and Loss on Sale and Payoff of Loans

Gain and loss on sale and payoff of loans was incurred in our Corporate segment. Gain on sale and payoff of loans increased from a $0.4 million loss for the quarter ended March 31, 2016 to a $0.8 million gain for the quarter ended March 31, 2017.

Net Dividend Income

Net dividend income was $0.3 million for both the quarters ended March 31, 2017 and 2016. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2017	2016
CLO I loan contractual interest income	$91	$2,856
CLO I ABS issued contractual interest expense	(602)	(1,060)
Net CLO I contractual interest	(511)	1,796

CLO II loan contractual interest income	$3,554	$4,105
CLO II ABS issued contractual interest expense	(2,183)	(1,958)
Net CLO II contractual interest	1,371	2,147

CLO III loan contractual interest income	$4,389	$4,596
CLO III ABS issued contractual interest expense	(2,638)	(2,351)
Net CLO III contractual interest	1,751	2,245

Bond Payable interest expense	(1,900)	(1,912)

Less: Non-controlling interest in CLOs	(957)	(2,055)

Other interest income	261	150

Total Segment net interest income	$15	$2,371

Non-controlling interest in CLOs	957	2,055

Total net interest income (expense)	$972	$4,426

Net interest income decreased $3.4 million from $4.4 million for the quarter ended March 31, 2016 to $1.0 million for the quarter ended March 31, 2017. The net interest income decline was driven primarily by the decrease in CLO I interest earned in the quarter ended March 31, 2017 compared to the same period in 2016. As a percentage of total net revenues after provision for loan losses, net interest income was 11.5% for the quarter ended March 31, 2016 and 4.0% for the quarter ended March 31, 2017.

Total segment net interest income decreased from $2.4 million for the quarter ended March 31, 2016 to $15 thousand for the quarter ended March 31, 2017. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 0.1% and 6.5% for the quarters ended March 31, 2017 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$91		$8,994	4.04%	0.52%	3.52%
CLO I ABS issued contractual interest expense	(602)		(114,000)	1.37%	0.52%	0.85%
CLO II loan contractual interest income	3,554		291,845	4.90%	1.00%	3.90%
CLO II ABS issued contractual interest expense	(2,183)		(300,755)	2.91%	1.00%	1.91%
CLO III loan contractual interest income	4,389		356,076	4.95%	1.00%	3.95%
CLO III warehouse/ABS issued contractual interest expense	(2,638)		(332,100)	3.18%	1.00%	2.18%
Net CLO contractual interest	$2,611	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 31, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,856		$302,201	3.74%	0.48%	3.26%
CLO I ABS issued contractual interest expense	(1,060)		(301,935)	1.45%	0.48%	0.97%
CLO II loan contractual interest income	4,105		322,543	5.03%	0.58%	4.45%
CLO II ABS issued contractual interest expense	(1,958)		(316,638)	2.45%	0.58%	1.87%
CLO III loan contractual interest income	4,596		353,039	5.15%	0.56%	4.59%
CLO III warehouse/ABS issued contractual interest expense	(2,351)		(332,100)	2.80%	0.56%	2.24%
Net CLO contractual interest	$6,188	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.7 million, from $0.6 million for the quarter ended March 31, 2016 to $1.3 million for the same period in 2017. The increase was primarily attributed to specific reserves related to one loan held in both CLO II and CLO III portfolios and one loan at JMP Capital. As a percent of net revenues after provision for loan losses, provision for loan losses were negative 1.6% for the quarter ended March 31, 2016 and negative 5.2% for the quarter ended March 31, 2017.

Total segment provision for loan losses increased from $12 thousand for the quarter ended March 31, 2016 to $1.4 million for the quarter ended March 31, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2017 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 5.6% and zero for the quarters ended March 31, 2017 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $5.6 million, or 20.5%, from $27.4 million for the quarter ended March 31, 2016 to $21.8 million for the quarter ended March 31, 2017.

Employee payroll, taxes and benefits, and consultant fees were $12.1 million and $12.3 million for the quarters ended March 31, 2017 and 2016, respectively. Performance-based bonus and commission decreased $5.0 million from $13.9 million for the quarter ended March 31, 2016 to $8.9 million for the quarter ended March 31, 2017. The decrease was primarily attributed to the reduced asset management incentive fees that drive the bonus calculations.

Equity-based compensation was $0.8 million and $1.3 million for the quarters ended March 31, 2017 and 2016, respectively. The equity-based compensation included a $0.5 million decline related to RSUs.

Compensation and benefits as a percentage of revenues increased from 71.1% of total net revenues after provision for loan losses for the quarter ended March 31, 2016 to 81.2% for the same period in 2017.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $6.6 million from $27.1  million for the quarter ended March 31, 2016 to $20.5 million for the quarter ended March 31, 2017. As a percent of total segment net revenues, compensation and benefits were 81.2% and 74.1% for the quarters ended March 31, 2017 and 2016, respectively.

Administration

Administration expense was $1.8 million for both the quarters ended March 31, 2017 and 2016. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.7% for the quarter ended March 31, 2016 to 7.5% for the same period in 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended March 31, 2017 and 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.0% for the quarter ended March 31, 2016 to 3.1% for the same period in 2017.

Travel and Business Development

Travel and business development expenses decreased $0.4 million, from $1.3 million for the quarter ended March 31, 2016 to $0.9 million for the quarter ended March 31, 2017. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 3.8% and 3.3% for the quarters ended March 31, 2017 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million and $1.0 million for the quarters ended March 31, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.6% for the quarter ended March 31, 2016 to 4.4% for the same period in 2017.

 Professional Fees

Professional fees increased $0.1 million from $1.1 million for the quarter ended March 31, 2016 to $1.2 million for the quarter ended March 31, 2017. As a percentage of total net revenues after provision for loan losses, professional fees increased from 2.8% for the quarter ended March 31, 2016 to 4.8% for the same period in 2017.

Other Expenses

Other expenses increased $0.2 million, or 11.4%, from $1.9 million for the quarter ended March 31, 2016 to $2.1 million for the quarter ended March 31, 2017. The increase was attributed to a $0.2 million increase in occupancy and $0.1 million increase in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 8.7% and 4.9% for the quarters ended March 31, 2017 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $1.4 million for the quarter ended March 31, 2016 to $0.6 million for the quarter ended March 31, 2017. Non-controlling interest for the quarters ended March 31, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the quarters ended March 31, 2017 and 2016, we recorded income tax benefit of $1.1 million and income tax expense of $0.1 million, respectively.

Our operating net income assumes a rate of 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax expense decreased $0.7 million, from $0.1 million for the quarter ended March 31, 2016 to a $0.6 million benefit for the quarter ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2017 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2017, we had net liquid assets of $102.9 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of CLO I. In December 2009, we repurchased the contingent consideration for $1.8 million. In the fourth quarter of 2016, CLO I initiated liquidation proceedings. In the first quarter of 2017, the Company received a $29.0 million distribution in connection with this liquidation. As we own substantially all of the subordinated securities of the CLO, in accordance with the authoritative guidance under GAAP on accounting for consolidation of variable interest entities, we are the primary beneficiary and are required to consolidate all of the assets and liabilities of the CLO securitization structure even though it is a bankruptcy remote entity.

Our maximum exposure to loss of capital on the CLOs is the original April 7, 2009 investment of $4.0 million plus the $1.8 million paid to repurchase the contingent consideration related to the CLO I acquisition, $23.3 million related to CLO II, plus $7.0 million of Class F notes, and $4.7 million investment related to CLO III plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO II or CLO III, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. During any time the CLO exceeds such a limit, our ability, as the manager of CLO I, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of the par value for CLO I and generally below 80% of the par value for CLO II and CLO III) and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At March 31, 2017, we had $610.4 million of loans collateralizing asset-backed securities, net, $63.4 million of restricted cash and $1.4 million of interest receivable funded by $613.4 million of asset-backed securities issued, net, and interest payable of $4.4 million. These assets and liabilities represented 76.7% of total assets and 82.1% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at March 31, 2017.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of March 31, 2017.

(Dollars in thousands)	As of March 31, 2017
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	66	10/2017-4/2024	$28,012
$500 - $2,000	300	5/2018-7/2025	402,316
$2,000 - $5,000	70	1/2019-9/2024	182,066
$5,000 - $10,000	2	12/2018-10/2020	11,856
Total	438		$624,250

(Dollars in thousands)	As of March 31, 2017
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	15	$19,400	3.1%
Automobile	23	31,274	5.0%
Banking, Finance, Insurance & Real Estate	24	25,843	4.1%
Beverage, Food & Tobacco	15	24,743	4.0%
Capital Equipment	23	28,320	4.5%
Chemicals, Plastics & Rubber	12	14,769	2.4%
Construction & Building	11	13,886	2.2%
Consumer Goods: Durable	13	18,430	3.0%
Consumer Goods: Non-durable	9	12,455	2.0%
Containers, Packaging & Glass	12	13,985	2.2%
Energy: Electricity	5	12,342	2.0%
Energy: Oil & Gas	12	13,816	2.2%
Environmental Industries	14	18,807	3.0%
Forest Products & Paper	1	998	0.2%
Healthcare & Pharmaceuticals	34	49,000	7.8%
High Tech Industries	33	51,811	8.2%
Hotel, Gaming & Leisure	28	40,909	6.6%
Media: Broadcasting & Subscription	12	20,349	3.3%
Media: Diversified & Production	3	8,038	1.3%
Media: Advertising, Printing, Publishing	5	7,212	1.2%
Metals & Mining	5	5,148	0.8%
Retail	15	20,193	3.2%
Retailer	17	28,050	4.5%
Services: Business	36	61,446	9.8%
Services: Consumer	22	32,907	5.3%
Telecommunications	17	20,641	3.3%
Transportation: Cargo	15	18,638	3.0%
Transportation: Consumer	1	2,931	0.5%
Utilities: Oil & Gas	2	4,017	0.6%
Utilities: Electric	2	2,907	0.5%
Wholesale	2	985	0.2%
	438	624,250	100%

(Dollars in thousands)	As of March 31, 2017
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	95	$137,279	22.0%
B2	147	209,281	33.5%
B3	76	107,616	17.2%
Ba1	13	22,448	3.6%
Ba2	21	26,653	4.3%
Ba3	45	61,565	9.9%
Baa2	3	6,776	1.1%
Baa3	3	3,700	0.6%
Caa1	27	41,329	6.6%
Caa2	6	4,393	0.7%
C	1	1,491	0.2%
WR	1	1,719	0.3%
Total	438	$624,250	100%

Our maximum exposure on the TRS is the $25.9 million deposit plus any margin call amounts. We monitor the portfolio continuously, updating the collateral pricing and ratings daily. The facility termed out at year end 2016, and is scheduled to liquidate from loan repayments and sales by May 2018.

Other Liquidity Considerations

As of March 31, 2017, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. In February 2016, the Company purchased $0.5 million face value of the Senior Notes for $0.4 million.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, between JMP Holding LLC and CNB, was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of two years through April 30, 2017. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of March 31, 2017.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of March 31, 2017, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB (the “Broker/Deal Line of Credit”) to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. The line of credit was scheduled to mature May 6, 2016, at which time any existing outstanding amount would convert to a term loan maturing the following year. On April 26, 2016, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit held at JMP Securities, which was scheduled to mature May 6, 2016, was renewed for one year. On May 6, 2017, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of March 31, 2017 and December 31, 2016.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2017, we paid out $29.8 million of cash bonuses for 2016, excluding employer payroll tax expense.

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made for the months of January, February and March 2017.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
1/19/2017	1/31/2017	2/15/2017	$0.030
1/19/2017	2/28/2017	3/15/2017	$0.030
1/19/2017	3/31/2017	4/14/2017	$0.030

As there were no open market repurchases in the first quarter of 2017, the full authorization of 1,000,000 remains as of March 31, 2017.

We had total restricted cash of $67.1 million comprised primarily of $63.4 million of restricted cash at JMP Investment Holdings on March 31, 2017. This balance was comprised of $8.1 million in interest received from loans in the CLOs, and $55.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. SEC regulations also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. JMP Securities had net capital of $30.4 million and $29.7 million, which were $29.3 million and $28.6 million in excess of the required net capital of $1.1 million at March 31, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.54 to 1 and 0.56 to 1 at March 31, 2017 and December 31, 2016, respectively.

A condensed table of cash flows for the three months ended March 31, 2017 and 2016 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2015 to 2016
	2017	2016	$	%
Cash flows used in operating activities	$(37,437)	$(15,463)	$(21,974)	-142.1%
Cash flows provided by investing activities	242,579	19,891	222,688	1119.5%
Cash flows used in financing activities	(209,399)	(19,158)	(190,241)	-993.0%
Total cash flows	$(4,257)	$(14,730)	$10,473	71.1%

Cash Flows for the Three Months Ended March 31, 2017

Cash decreased by $4.3 million during the three months ended March 31, 2017, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $37.4 million of cash from the net loss of $4.1 million, adjusted for the cash used by operating assets and liabilities of $35.0 million, and provided by non-cash revenue and expense items of $1.7 million. The cash used by the change in operating assets and liabilities included an increase in accrued compensation and other liabilities of $24.5 million, partially offset by a decline in deposits and other assets of $8.7 million.

Our investing activities provided $242.6 million of cash primarily due to the net change in restricted cash reserved for lending activities of $159.6 million driven by the liquidation of CLO I, and the sale and payoff of loans collateralizing ABS of $112.3 million, partially offset by $50.1 million funding of loans collateralizing ABS.

Our financing activities used $209.4 million of cash primarily due to $220.0 million repayment of ABS issued relating to the liquidation of CLO I and $2.0 million distributions and distribution equivalents to non-controlling interest shareholders.

Cash Flows for the Three Months Ended March 31, 2016

Cash decreased by $14.7 million during the three months ended March 31, 2016, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $15.5 million of cash from the net income of $3.2 million, adjusted for the cash used by operating assets and liabilities of $19.6 million, and provided by non-cash revenue and expense items of $0.9 million. The cash used by the change in operating assets and liabilities included an increase in accrued compensation and other liabilities of $23.4 million, partially offset by a decline in deposits and other assets of $8.3 million.

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

 Contractual Obligations

As of March 31, 2017, our aggregate minimum future commitment on our leases was $27.4 million. See Note 13 of the Notes to the condensed consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had standby letters of credit of $1.0 million as of both March 31, 2017 and December 31, 2016, respectively. The Company had unfunded commitments to lend of $3.9 million as of March 31, 2017. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2017. The CLO related commitments do not extend to JMP Group LLC. See Note 18 of the Notes to the condensed consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of March 31, 2017. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described under the caption “Risk Factors” in our Annual Report cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

•	Valuation of Financial Instruments

•	Asset Management Investment Partnerships

•	Loans Held for Sale

•	Loans Collateralizing Asset-backed Securities Issued

•	Allowance for Loan Losses

•	Asset-backed Securities Issued

•	Legal and Other Contingent Liabilities

•	Income Taxes

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $20.6 million as of March 31, 2017. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $5.2 million as of March 31, 2017. The net potential loss in fair value for our marketable equity securities portfolio as of March 31, 2017, using a hypothetical 10% decline in prices, is estimated to be approximately $1.5 million. In addition, as of March 31, 2017, we have invested $16.5 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at March 31, 2017, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.7 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of March 31, 2017, approximately 91.0% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended March 31, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

January 1, 2017 to January 31, 2017	-	$0.00	-	0
February 1, 2017 to February 28, 2017	-	$0.00	-	1,000,000
March 1, 2017 to March 31, 2017	-	$0.00	-	1,000,000
Total	0		0

(1)	On February 13, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

 Not Applicable.

ITEM 5.        Other Information

None.

ITEM 6.        Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2017

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).