Form 10-Q
period 2017-06-30
JMP GROUP LLC
filed 2017-08-08
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of August 3, 2017: 21,537,131.

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

JMP Group LLC

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$88,785	$85,492
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both June 30, 2017 and December 31, 2016)	51,629	227,656
Receivable from clearing broker	5,789	6,586
Investment banking fees receivable, net of allowance for doubtful accounts of $80 and zero at June 30, 2017 and December 31, 2016, respectively	12,379	5,681
Marketable securities owned, at fair value	21,233	18,722
Incentive fee receivable	2	499
Other investments (includes $20,632 and $21,459 measured at fair value at June 30, 2017 and December 31, 2016, respectively)	29,190	32,869
Loans held for sale	-	32,488
Loans held for investment, net of allowance for loan losses of $2,440 and $443 at June 30, 2017 and December 31, 2016, respectively	7,059	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses of $7,662 and $6,540, respectively	757,762	654,127
Interest receivable	1,889	3,429
Cash collateral posted for total return swap	1,540	25,000
Fixed assets, net	2,629	3,143
Deferred tax assets	7,608	7,942
Other assets	12,484	20,266
Total assets	$999,978	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$5,770	$4,747
Accrued compensation	18,739	36,158
Asset-backed securities issued (net of debt issuance costs of $3,418 and $3,271 at June 30, 2017 and December 31, 2016, respectively)	737,211	825,854
Interest payable	3,723	6,317
Bond payable (net of debt issuance costs of $1,832 and $2,042 at June 30, 2017 and December 31, 2016, respectively)	91,996	91,785
Deferred tax liability	2,330	3,872
Other liabilities	22,177	21,803
Total liabilities	881,946	990,536

Commitments and Contingencies
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2017 and December 31, 2016; 21,599,292 and 21,457,054 shares outstanding at June 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	137,031	135,945
Treasury shares at cost, 1,180,760 and 1,322,998 shares at June 30, 2017 and December 31, 2016, respectively	(6,924)	(7,792)
Accumulated deficit	(25,968)	(8,799)
Total JMP Group LLC shareholders' equity	104,162	119,377
Nonredeemable Non-controlling Interest	13,870	15,917
Total equity	118,032	135,294
Total liabilities and equity	$999,978	$1,125,830

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	June 30, 2017	December 31, 2016

Restricted cash	$48,284	$225,777
Loans held for investment	4,683	-
Loans held for sale	-	32,488
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	757,762	654,127
Interest receivable	1,714	2,180
Other assets	34	178
Total assets of consolidated VIEs	$812,477	$914,750

Asset-backed securities issued	737,211	825,854
Interest payable	2,195	4,580
Other liabilities	798	1,192
Total liabilities of consolidated VIEs	$740,204	$831,626

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Investment banking	$19,128	$8,375	$32,728	$26,671
Brokerage	5,078	5,811	10,364	11,906
Asset management fees	4,153	5,588	10,064	14,914
Principal transactions	(323)	6,632	(2,216)	7,562
Gain (loss) on sale and payoff of loans	83	(533)	930	(909)
Net dividend income	273	243	539	506
Other income	194	46	639	272
Non-interest revenues	28,586	26,162	53,048	60,922

Interest income	9,696	12,124	18,763	24,525
Interest expense	(7,743)	(8,110)	(15,838)	(16,085)
Net interest income	1,953	4,014	2,925	8,440

Gain (loss) repurchase/early retirement of debt	(5,542)	-	(5,332)	-
Provision for loan losses	(1,854)	(453)	(3,120)	(1,084)

Total net revenues	23,143	29,723	47,521	68,278

Non-interest expenses
Compensation and benefits	22,652	20,681	44,450	48,106
Administration	2,721	2,014	4,540	3,832
Brokerage, clearing and exchange fees	789	813	1,548	1,574
Travel and business development	1,111	1,238	2,026	2,529
Communications and technology	1,051	1,044	2,104	2,060
Occupancy	1,111	930	2,222	1,866
Professional fees	853	1,053	2,015	2,126
Depreciation	303	324	614	656
Other	950	540	1,627	1,161
Total non-interest expenses	31,541	28,637	61,146	63,910
Net income (loss) before income tax expense	(8,398)	1,086	(13,625)	4,368
Income tax expense (benefit)	(198)	(246)	(1,282)	(196)
Net income (loss)	(8,200)	1,332	(12,343)	4,564
Less: Net income attributable to nonredeemable non-controlling interest	335	1,659	932	3,088
Net income (loss) attributable to JMP Group LLC	$(8,535)	$(327)	$(13,275)	1,476

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.39)	$(0.02)	$(0.61)	$0.07
Diluted	$(0.39)	$(0.02)	$(0.61)	$0.07

Distributions declared per common share	$0.090	$0.090	$0.180	$0.210

Weighted average common shares outstanding:
Basic	21,652	21,058	21,612	21,204
Diluted	21,652	21,058	21,612	21,766

 See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(13,275)	932	(12,343)
Additonal paid-in capital - share-based compensation	-	-	-	1,086	-	-	1,086
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(3,894)	-	(3,894)
Purchases of shares of common shares for treasury	-	-	(586)	-	-	-	(586)
Reissuance of shares of common shares from treasury	-	-	1,454	-	-	-	1,454
Distributions to non-controlling interest holders	-	-	-	-	-	(3,071)	(3,071)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, June 30, 2017	22,780	$23	$(6,924)	$137,031	$(25,968)	$13,870	$118,032

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	1,476	3,088	4,564
Additonal paid-in capital - share-based compensation	-	-	-	2,248	-	-	2,248
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(4,545)	-	(4,545)
Purchases of shares of common shares for treasury	-		(4,034)	-			(4,034)
Reissuance of shares of common shares from treasury	-	-	122	-	-	-	122
Distributions to non-controlling interest holders	-	-	-	-	-	(4,258)	(4,258)
Balance, June 30, 2016	22,780	$23	$(10,675)	$137,251	$(6,220)	$26,612	$146,991

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,343)	$4,564
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	90	-
Provision for loan losses	3,120	1,084
Accretion of deferred loan fees	(1,306)	(815)
Amortization of liquidity discount, net	-	(71)
Amortization of debt issuance costs	210	222
Amortization of original issue discount, related to CLO II and CLO III	1,038	1,203
Interest paid in kind	-	(53)
(Gain) loss on sale and payoff of loans	(930)	909
Loss (gain) on repurchase/early retirement of debt	5,332	(87)
Change in other investments:
Income from investments in equity method investees	2,130	711
Fair value on other equity investments	39	1,374
Realized loss on other investments	(361)	(7,366)
Depreciation and amortization of fixed assets	614	656
Share-based compensation expense	1,304	2,547
Deferred income taxes	(1,208)	(4,476)
Net change in operating assets and liabilities:
Decrease in interest receivable	1,540	280
(Increase) decrease in receivables	(5,494)	4,179
(Increase) decrease in marketable securities	(2,511)	602
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	2,387	480
Decrease in deposits and other assets	316	5,174
Increase in marketable securities sold, but not yet purchased	1,023	485
(Decrease) increase in interest payable	(2,594)	441
Decrease in accrued compensation and other liabilities	(16,703)	(16,902)
Net cash used in operating activities	(24,307)	(4,859)

Cash flows from investing activities:
Purchases of fixed assets	(100)	(283)
Purchases of other investments	(1,528)	(4,492)
Sales of other investments	11,076	25,310
Funding of loans collateralizing asset-backed securities issued	(510,421)	(115,163)
Funding of loans held for sale	(2,752)	-
Funding of loans held for investment	(256)	-
Sale and payoff of loans collateralizing asset-backed securities issued	379,741	142,705
Sale of loans held for sale	33,951	-
Principal receipts on loans collateralizing asset-backed securities issued	20,791	37,660
Repayments on loans held for investment	-	6
Repayments on loans held for sale	1,784	-
Net change in restricted cash reserved for lending activities	173,640	(23,700)
Net changes in cash collateral posted for derivative transactions	23,460	(240)
Net cash provided by investing activities	129,386	61,803

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from asset-backed securities issued	408,394	-
Repurchase of bonds payable	-	(385)
Repayment of asset-backed securities issued	(503,617)	(42,524)
Distributions and distribution equivalents paid on common shares and RSUs	(3,903)	(4,322)
Proceeds from exercises of stock options	905	-
Purchase of common shares for treasury	(402)	(4,034)
Capital contributions of nonredeemable non-controlling interest holders	92	-
Distributions to non-controlling interest shareholders	(3,071)	(4,258)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-
Net cash used in financing activities	(101,786)	(55,523)
Net increase in cash and cash equivalents	3,293	1,421
Cash and cash equivalents, beginning of period	85,492	68,551
Cash and cash equivalents, end of period	$88,785	$69,972

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$1,454	$122
Distributions declared but not yet paid	$648	$628

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), JMP Realty I LLC (“JMP Realty”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”), JMP Realty Trust Inc., and JMPCA. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMP Realty manages JMP Realty Partners I LLC (“JMPRP”), a fund formed in the third quarter of 2016 to invest in real estate portfolios. Through JMPCA, the Company managed JMPCA CLO II Ltd (“CLO II”) (through June 29, 2017), JMPCA CLO III Ltd (“CLO III”), JMPCA CLO IV Ltd (“CLO IV”), and JMP Credit Advisors TRS Ltd (“JMPCA TRS”), a wholly owned special purpose vehicle formed to enter into a total return swap (“TRS”). The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”).

Recent Transactions

On June 29, 2017, entities sponsored by JMP Group LLC priced a $456.9 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO IV Ltd., a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO IV LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Moody's Investors Service, Inc. The Company, through a wholly-owned subsidiary, retained 100% of the senior and junior subordinated notes, which are not rated. The transaction closed on June 29, 2017. The Company manages CLO IV, and owns 100% of the subordinated notes.

Upon the closing of CLO IV, the Company performed a consolidation analysis to determine appropriate consolidation treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the analysis, the Company determines if it is the primary beneficiary of the VIE by performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE. As of June 30, 2017, CLO IV was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct the activities of CLO IV through its subsidiary manager, JMPCA, and the 100% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO IV, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS, JMP Asset Management Inc., JMP Realty Trust Inc., and CLO IV, and the partially-owned subsidiaries CLO I, CLO II, CLO III and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016 relate to the interest of third parties in the partially-owned subsidiaries.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

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

Accounting Guidance Not Yet Adopted

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The Company expects the adoption of ASU 2016-13 may result in an increase to the allowance for loan losses. The Company is still in the process of determining the magnitude of the impact.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$88,785	$88,785	$-	$-	$88,785
Restricted cash and deposits	51,629	51,629	-	-	51,629
Marketable securities owned	21,233	21,233	-	-	21,233
Other investments	12,298	-	12,298	-	12,298
Other investments measured at net asset value (1)	16,892	-	-	-	-
Loans held for investment, net of allowance for loan losses	7,059	-	4,561	1,267	5,828
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	757,762	-	759,450	-	759,450
Cash collateral posted for total return swap	1,540	1,540	-	-	1,540
Total assets:	$957,198	$163,187	$776,309	$1,267	$940,763

Liabilities:
Marketable securities sold, but not yet purchased	$5,770	$5,770	$-	$-	$5,770
Asset-backed securities issued	737,211	-	744,131	-	744,131
Bond payable	91,996	-	95,220	-	95,220
Total liabilities:	$834,977	$5,770	$839,351	$-	$845,121

	December 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,492	$85,492	$-	$-	$85,492
Restricted cash and deposits	227,656	227,656	-	-	227,656
Marketable securities owned	18,722	18,722	-	-	18,722
Other investments	13,697	-	13,697	-	13,697
Other investments measured at net asset value (1)	19,172	-	-	-	-
Loans held for sale	32,488	-	33,651		33,651
Loans held for investment, net of allowance for loan losses	1,930	-	-	1,824	1,824
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	-	685,392	-	685,392
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Total assets:	$1,078,284	$356,870	$732,740	$1,824	$1,091,434

Liabilities:
Marketable securities sold, but not yet purchased	$4,747	$4,747	$-	$-	$4,747
Asset-backed securities issued	825,854	-	831,854	-	831,854
Bond payable	91,785	-	94,517	-	94,517
Total liabilities:	$922,386	$4,747	$926,371	$-	$931,118

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

(In thousands)		June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	21,233	$21,233	$-	$-	$21,233
Other investments:
Investments in hedge funds managed by HCS	12,216	-	12,216	-	12,216
Investments in private equity funds managed by HCS (1)	4,685	.	.	-	-
Investments in funds of funds managed by HCS (1)	9	-	-	-	-
Investments in funds of capital debt managed by the Company (1)	93	-	-	-	-
Total investment in funds managed by HCS	17,003	-	12,216	-	12,216
Limited partnership in investments in private equity/ real estate funds (1)	3,547	-	-	-	-
Total return swap	82	-	82	-	82
Total other investments	20,632	-	12,298	-	12,298
Total assets:	41,865	$21,233	$12,298	$-	$33,531
Marketable securities sold, but not yet purchased	5,770	5,770	-	-	5,770
Total liabilities:	5,770	$5,770	$-	$-	$5,770

(In thousands)		December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	18,722	$18,722	$-	$-	$18,722
Other investments:
Investments in hedge funds managed by HCS	12,444	-	12,444	-	12,444
Investments in private equity funds managed by HCS (1)	4,227	.	.	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS	16,676	-	12,444	-	12,444
Limited partnership in investments in private equity/ real estate funds (1)	3,530	-	-	-	-
Total return swap	1,253		1,253		1,253
Total other investments	21,459	-	13,697	-	13,697
Total assets:	$40,181	$18,722	$13,697	$-	$32,419
Marketable securities sold, but not yet purchased	4,747	4,747	-	-	4,747
Total liabilities:	$4,747	$4,747	$-	$-	$4,747

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

The investments in private equity funds managed by HCS and JMPAM are recognized using the fair value option. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the funds. The risks associated with these investments are limited to the amounts of invested capital, remaining capital commitment and any management and incentive fees receivable. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of Harvest Growth Capital LLC (“HGC”) and HGC II (“HGC II”) and JMPRP.

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

As of June 30, 2017 and December 31, 2016, the fair value of the following investments was estimated using net asset value as a practical expedient:

	Redemption	Redemption	Fair Value at		Unfunded Commitments
Dollars in thousands	Frequency	Notice Period	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$9	$5	$-	$-
Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$3,547	$3,530	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,685	$4,227	$1,085	$1,085
Investments in funds of capital debt managed by the Company	Nonredeemable	N/A	$93	$-	$2,236	$-

(1) Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. As of June 30, 2017 and December 31, 2016, the Company held loans collateralizing asset-backed securities of $4.2 million and $1.9 million, respectively, which were placed on non-accrual status. For the quarters ended June 30, 2017 and 2016, the Company recorded related losses of $0.5 million and $0.7 million, respectively, related to these non-accrual loans. For the six months ended June 30, 2017 and 2016, the Company recorded related losses of $1.5 million and $0.7 million, respectively.

Loans Held for Investment

At June 30, 2017 and December 31, 2016, loans held for investment included five and four loans, respectively, outside of the CLO portfolios. Given the small size of this loan portfolio, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In 2016, the Company placed this loan on non-accrual status, and recorded a related reserve for $0.4 million. As of June 30, 2017 and December 31, 2016, the Company’s loan outstanding to this entity was $1.0 million, net of a $1.2 million reserve, and $1.7 million, net of a $0.4 million reserve, respectively. The Company determined the fair value of loans held for investment to be $1.0 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Effective June 30, 2017, JMP Investment Holdings held a $1.0 million loan, previously held in the CLO II portfolio. The loan was deemed impaired as of June 30, 2017 with recorded investment of $1.5 million and related allowance of $0.5 million. The Company recorded an additional specific reserve of $20 thousand at June 30, 2017 related to this loan.

As of June 30, 2017, in conjunction with liquidating its asset backed securities, CLO II’s remaining $4.7 million loans were reclassified to loans held for investment. The Company determined the fair value of these loans to be $3.4 million as of June 30, 2017; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. As of June 30, 2017, $1.7 million of these loans were deemed impaired with recorded investment of $2.4 million and related allowance of $0.7 million.

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

On November 16, 2015, the Company made a $2.0 million commitment to a fund, which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognizes its investment using the equity method. In the three and six months ended June 30, 2016, the Company recognized gains of $0.2 million and $0.3 million, and received distributions of $0.3 million and $0.6 million, respectively. On September 26, 2016, the Company sold the investment to JMPRP, resulting in a $0.1 million loss.

On December 2, 2015, the Company made a $12.8 million investment in a business, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method, with related gains recognized in principal transactions. In the quarter and six months ended June 30, 2017, the Company recognized losses of $1.6 million and $2.8 million, and received distributions of $0.2 million and $0.5 million. In the quarter and six months ended June 30, 2016, the Company recognized losses of $1.3 million and $1.2 million, and received distributions of $0.2 million and $0.3 million. In the quarter and six months ended June 30, 2017, these losses incorporated depreciation and amortization expenses at this business of $1.1 million and $3.3 million. In the quarter and six months ended June 30, 2016, these losses incorporated depreciation and amortization expenses at this business of $0.9 million and $2.1 million. On September 26, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. As of June 30, 2017 and December 31, 2016, the carrying value of this investment was $7.5 million and $10.8 million, respectively.

Derivative Financial Instruments

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for CLO III.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS had a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of June 30, 2017 and December 31, 2016, the TRS is held in Other Investments, with gains and losses recorded in Principal Transactions. In the three and six months ended June 30, 2017, the Company recognized a $0.2 million gain and a $1.3 million loss on the TRS, respectively. In the three and six months ended June 30, 2016, the Company recognized a $0.7 million and a $0.6 million gain on the TRS, respectively. The Company determined the fair value of the TRS to be a $0.1 million and $1.3 million asset as of June 30, 2017 and December 31, 2016, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, in prior periods which was recorded in the line item cash collateral posted for total return swap. In the first quarter of 2017, the Company posted an additional $0.9 million. In association with CLO IV purchasing the TRS assets, in the second quarter, the TRS returned $23.5 million of the cash collateral. The contract with the counter-party incorporates a master netting agreement. If the Company enters into another derivative with this counter-party, it could be offset with the TRS. The maximum exposure of the TRS is the $1.5 million posted as cash collateral plus any margin call amounts the Company may make in the future. The Company monitors the portfolio continuously, updating the collateral pricing and ratings daily. The facility termed out at year end 2016, and is scheduled to liquidate from loan repayments and sales by May 2018.

5. Loans Collateralizing Asset-backed Securities Issued

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. In the fourth quarter of 2016, CLO I initiated the liquidation process and sold the majority of its loan portfolio within that quarter. The remaining loans were reflected as loans held for sale as of December 31, 2016. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of June 30, 2017 and December 31, 2016:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Outstanding principal	$771,605	$667,237	$-	$33,748
Allowance for loan losses	(7,662)	(6,540)	-	-
Liquidity discount	-	-	-	(772)
Deferred loan fees, net	(6,181)	(6,570)	-	(308)
Valuation allowance	N/A	N/A	-	(180)
Total loans, net	$757,762	$654,127	$-	$32,488

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended June 30, 2017 and 2016:

(In thousands)	Three Months Ended June 30, 2017
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$5,016	$(1,908)	$-	$(253)	$2,855
Repayments	(60)	-	-	-	(60)
Provision for loan losses	-	(542)	-	-	(542)
Transfers to/from non-impaired loans, net	2,910	-	-	(26)	2,884
Transfers to loans held for investment	(4,039)	1,239		158	(2,642)
Balance at end of period	$3,827	$(1,211)	$-	$(121)	$2,495

Non-impaired Loans
Balance at beginning of period	$619,114	$(5,187)	$-	$(5,827)	$608,100
Purchases	463,567	-	-	(3,270)	460,297
Repayments	(5,787)	-	-	-	(5,787)
Accretion of discount	-	-	-	465	465
Provision for loan losses	-	(1,290)	-	-	(1,290)
Sales and payoff	(303,073)	-	-	2,465	(300,608)
Transfers to/from impaired loans, net	(2,910)	-	-	26	(2,884)
Transfers to loans held for investment	(3,133)	26		81	(3,026)
Balance at end of period	$767,778	$(6,451)	$-	$(6,060)	$755,267

(In thousands)	Three Months Ended June 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(13)	-	-	-	(13)
Provision for loan losses	-	(24)	-	-	(24)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,198	$(698)	$-	$(249)	$2,251

Non-impaired Loans
Balance at beginning of period	$967,151	$(6,028)	$(882)	$(8,565)	$951,676
Purchases	64,008	-	-	(1,033)	62,975
Repayments	(21,876)	-	-	234	(21,642)
Accretion of discount	-	-	35	454	489
Provision for loan losses	-	15	-	-	15
Sales and payoff	(90,456)	-	-	778	(89,678)
Transfers to/from impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the six months ended June 30, 2017 and 2016:

(In thousands)	Six Months Ended June 30, 2017
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,113	$(937)	$-	$(249)	$1,927
Repayments	(104)	-	-	-	(104)
Provision for loan losses	-	(1,513)	-	-	(1,513)
Transfers to/from non-impaired loans, net	4,857	-	-	(30)	4,827
Transfers to loans held for investment	(4,039)	1,239	-	158	(2,642)
Balance at end of period	$3,827	$(1,211)	$-	$(121)	$2,495

Non-impaired Loans
Balance at beginning of period	$664,124	$(5,603)	$-	$(6,323)	$652,198
Purchases	514,300	-	-	(3,879)	510,421
Repayments	(20,687)	-	-	-	(20,687)
Accretion of discount	-	-	-	991	991
Provision for loan losses	-	(874)	-	-	(874)
Sales and payoff	(381,969)	-	-	3,040	(378,929)
Transfers to/from non-impaired loans, net	(4,857)	-	-	30	(4,827)
Transfers to loans held for investment	(3,133)	26	-	81	(3,026)
Balance at end of period	$767,778	$(6,451)	$-	$(6,060)	$755,267

(In thousands)	Six Months Ended June 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(13)	-	-	-	(13)
Accretion of discount	-	(24)	-	2	(22)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,198	$(698)	$-	$(247)	$2,253

Non-impaired Loans
Balance at beginning of period	$984,110	$(5,396)	$(918)	$(8,132)	$969,664
Purchases	117,422	-	-	(2,259)	115,163
Repayments	(38,018)	-	-	371	(37,647)
Accretion of discount	-	-	71	815	886
Provision for loan losses	-	(617)	-	-	(617)
Sales and payoff	(144,687)	-	-	1,073	(143,614)
Transfers to/from non-impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and six months ended June 30, 2017 and 2016 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(7,095)	$(6,028)	$(6,540)	(5,397)
Provision for loan losses:
Specific reserve	(542)	(698)	(1,513)	(698)
General reserve	(1,290)	689	(874)	58
Transfer to loans held for investment	1,265	-	1,265	-
Balance at end of period	$(7,662)	$(6,037)	$(7,662)	$(6,037)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2017 and December 31, 2016, $3.7 million and $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $761.7 million and $657.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of June 30, 2017 and December 31, 2016, respectively. The entire $32.5 million of recorded investment amount of loans held for sale was individually evaluated for impairment at December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at June 30, 2017 and December 31, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2017
Impaired loans with an allowance recorded	$3,707	$3,921	$1,213	$3,727	$44
Impaired loans with no related allowance recorded	-	-	-	-	-
	$3,707	$3,921	$1,213	$3,727	$44

December 31, 2016
Impaired loans with an allowance recorded	$2,864	$3,211	$938	$2,913	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,864	$3,211	$938	$2,913	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at June 30, 2017 or December 31, 2016. At both June 30, 2017 and December 31, 2016, the Company did not have any loans which were modified in a troubled debt restructuring.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at June 30, 2017 and December 31, 2016:

(In thousands)	Cash Flow Loans		Loans Held for Sale - Cash Flow
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Moody's rating:
Baa1 - Baa3	$7,444	$12,145	$-	$6,769
Ba1 - Ba3	131,603	137,717	-	13,957
B1 - B3	575,706	467,125	-	11,377
Caa1 - Caa3	49,374	37,913	-	565
Ca	-	2,903	-	-
C	1,297	-	-	-
Not Rated	-	2,864	-	-
Total:	$765,424	$660,667	$-	$32,668

Internal rating: (1)
2	$671,330	$545,181	$-	$27,109
3	79,727	94,407	-	5,559
4	11,637	18,215	-	-
5	2,730	2,864	-	-
Total:	$765,424	$660,667	$-	$32,668

Performance:
Performing	$761,717	$657,803	$-	$32,668
Non-Performing	3,707	2,864	-	-
Total:	$765,424	$660,667	$-	$32,668

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $759.4 million and $685.4 million as of June 30, 2017 and December 31, 2016, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decreases to the fair value measurement. The fair value of loans held for sale was determined to be zero and $33.7 million as of June 30, 2017 and December 31, 2016, respectively.

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

The Company incurred no debt issuance costs in the six months ended June 30, 2017 and 2016. Debt issuance costs are amortized over the estimated life of the bond. As of June 30, 2017 and December 31, 2016, the Company held $1.8 million and $2.0 million of unamortized debt issuance costs.

	As of June 30, 2017		As of December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$878,003	$47,922,500	$1,001,956
8.00% Senior Notes	$45,905,250	$954,249	$45,905,250	$1,040,347

Note Payable and Lines of Credit

As of June 30, 2017 and December 31, 2016, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2017 and December 31, 2016.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of June 30, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes would be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company were eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2017 and December 31, 2016.

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

The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of June 30, 2017.

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

The activity in the note principal for the three and six months ended June 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$-	$282,013	$187,417	$293,457
Repayments	-	(30,320)	(187,417)	(41,764)
Asset-backed securities at end of period	$-	$251,693	$-	$251,693

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. The Company repurchased $7.0 million of Class F notes in March 2017. The Subordinated Notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2017 and December 31, 2016.

During the second quarter of 2017, the equity holders of CLO II called the notes and began the process of liquidating the portfolio. The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of June 30, 2017.

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

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. As the equity holders called the notes in the second quarter of 2017 the remaining issuance discount of $4.6 million was amortized during the quarter in the gain (loss) repurchase/early retirement of debt line item. The activity in the note principal and issuance discount for the three and six months ended June 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$297,415	$(4,620)	$292,795	$316,580	$(5,705)	$310,875
Repayments	(297,415)	-	(297,415)	(380)	-	(380)
Amortization of discount	-	251	251	-	259	259
Loss on early retirement of debt	-	4,369	4,369	-	-	-
Balance at end of period	$-	$-	$-	$316,200	$(5,446)	$310,754

(In thousands)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,200	$(4,916)	$311,284	$316,960	$(5,960)	$311,000
Repayments	(316,200)	-	(316,200)	(760)	-	(760)
Amortization of discount	-	547	547	-	514	514
Loss on early retirement of debt		4,369	4,369	-	-	-
Balance at end of period	$-	$-	$-	$316,200	$(5,446)	$310,754

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of secured notes (the “Secured Notes”) and $38.4 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 46.7% of the Subordinated Notes at June 30, 2017 and December 31, 2016. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2017 and December 31, 2016.

(In millions)	As of June 30, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.4)	$227.6	1.24%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.6)	41.1	1.80%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.4)	22.1	2.60%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	3.90%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.10%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.4)	$330.7
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(5.9)	$364.6
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.4)	$330.7

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.7)	$330.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.2)	$364.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.7)	$330.4

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three and six months ended June 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,552)	$330,548	$332,100	$(2,044)	$330,056
Amortization of discount	-	125	125	-	122	122
Balance at end of period	$332,100	$(1,427)	$330,673	$332,100	$(1,922)	$330,178

(In thousands)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,676)	$330,424	$332,100	$(2,165)	$329,935
Amortization of discount	-	249	249	-	243	243
Balance at end of period	$332,100	$(1,427)	$330,673	$332,100	$(1,922)	$330,178

CLO IV

On June 29, 2017, CLO IV completed a $456.9 million securitization, comprised of $414.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $42.9 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO IV. The Company owned 100% of the Subordinated Notes at June 30, 2017. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at June 30, 2017.

(In millions)	As of June 30, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$285.8	$285.8	$-	$285.8	1.37%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	54.0	54.0	(0.2)	53.8	1.90%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	27.0	27.0	(0.3)	26.7	2.65%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	24.8	24.8	(0.6)	24.2	4.15%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	22.4	22.4	(0.9)	21.5	6.80%	Ba3/NR
Total secured notes sold to investors	$414.0	$414.0	$(2.0)	$412.0
Unsecured subordinated notes due 2025	42.9	42.9	(3.8)	39.1
Total notes for the CLO IV offering	$456.9	$456.9	$(5.8)	$451.1
Consolidation elimination	N/A	(42.9)	3.8	(39.1)
Total CLO IV asset-backed securities issued	N/A	$414.0	$(2.0)	$412.0

The Secured Notes and Subordinated Notes are limited recourse obligations payable solely from cash flows of the CLO IV loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A notes rank senior in right of payment with payments on the Class B notes and payment on the Class A and Class B notes rank senior in right of payment to the other Secured Notes and the Subordinated Notes. Payment on the Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The Subordinated Notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the Secured Notes is paid quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. The Secured Notes are secured by the CLO IV loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO IV loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO IV in June 2017, and include a discount to par value. The activity in the note principal and purchase discount for the three and six months ended June 30, 2017 comprised the following:

(In thousands)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$-	$-	$-	$-	$-	$-
CLO IV issuance	414,000	(1,990)	412,010	414,000	(1,990)	412,010
Balance at end of period	$414,000	$(1,990)	$412,010	$414,000	$(1,990)	$412,010

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2017 was $11.4 million and $17.6 million, which comprised of a cash coupon of $5.1 million and $10.6 million, and issuance discount amortization of $6.3 million and $7.0 million. Total interest expense related to the asset-backed securities issued for the three and six months ended June 30, 2016 was $6.3 million and $12.4 million, which comprised of a cash coupon of $5.9 million and $11.2 million, and issuance discount amortization of $0.6 million and $1.2 million. As of June 30, 2017 and December 30, 2016, accrued interest payable on the Notes was $2.2 million and $4.6 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $744.1 million and $831.9 million as of June 30, 2017 and December 31, 2016, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On February 13, 2017, with the previous authorization expired, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017. During the three and six months ended June 30, 2017, the Company repurchased 74,532 of the Company’s shares at an average price of $5.39 per share for an aggregate purchase price of $0.4 million on the open market.

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

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2017:

	Six Months Ended
	June 30, 2017
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,710,000	$6.53
Exercised	(145,000)	6.24
Balance, end of period	2,565,000	$6.54

Options exercisable at end of period	2,565,000	$6.54

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2017:

June 30, 2017
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,565,000	2.01	$6.54	$-	2,565,000	2.01	$6.54	-

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of zero and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. The Company recognized compensation expense related to share options of $0.1 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was no unrecognized compensation expense related to share options.

The Company recognized current income tax benefits of $0.3 million and $0.6 million from the exercise of share options during the three and six months ended June 30, 2017, respectively. There were no share options exercised during the six months ended June 30, 2016. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during this period.

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

The following table summarizes RSU activity for the six months ended June 30, 2017:

	Six Months Ended
	June 30, 2017
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	646,558	$5.14
Granted	389,915	5.89
Vested	(94,427)	6.94
Forfeited	(31,071)	4.10
Balance, end of period	910,975	$5.30

The aggregate fair value of RSUs vested during both the three months ended June 30, 2017 and 2016 were $0.1 million, respectively. The aggregate fair value of RSUs vested during the six months ended June 30, 2017 and 2016 were $0.6 million and $0.1 million, respectively.

For the three months ended June 30, 2017 and 2016, the income tax benefits realized from the vested RSUs were $0.2 million and $27 thousand, respectively. For the six months ended June 30, 2017 and 2016, the income tax benefits realized from the vested RSUs were $0.3 million and $41 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2017 and 2016, the Company recorded compensation expenses of $0.9 million and $1.0 million for RSUs, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded compensation expenses of $1.6 million and $2.0 million for RSUs, respectively.

For the three months ended June 30, 2017 and 2016, the Company recognized income tax benefits of $34 thousand and $0.5 million, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2017 and 2016, the Company recognized income tax benefits of $0.3 million and $0.9 million, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2017, there was $2.0 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.00 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the six months ended June 30, 2017:

	Six Months Ended
	June 30, 2017
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,580,000	$7.33
Forfeited	(95,000)	7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2017:

June 30, 2017
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	2.50	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended June 30, 2017 and 2016, the Company recorded SARs compensation benefit of $0.3 million and expense of $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded SARs compensation benefit of $0.3 million and $0.1 million, respectively.

For the three months ended June 30, 2017 and 2016, the Company recognized income tax benefit of $0.1 million and income tax benefit of $62 thousand, respectively, related to the compensation expense and reversal recognized for SARs. For the six months ended June 30, 2017 and 2016, the Company recognized income tax benefit of $0.1 million and income tax benefit of $46 thousand, respectively, related to the compensation expense and reversal recognized for SARs. As of June 30, 2017, there was $0.1 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 0.50 years.

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

The computations of basic and diluted net income per share for the quarters and six months ended June 30, 2017 and 2016 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net income (loss) attributable to JMP Group, LLC	$(8,535)	$(327)	$(13,275)	$1,476

Denominator:
Basic weighted average shares outstanding	21,652	21,058	21,612	21,204

Effect of potential dilutive securities:
Restricted share units	-	-	-	562
Diluted weighted average shares outstanding	21,652	21,058	21,612	21,766

Net income (loss) per share
Basic	$(0.39)	$(0.02)	$(0.61)	$0.07
Diluted	$(0.39)	$(0.02)	$(0.61)	$0.07

In the table above, for the quarter ended June 30, 2016, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share of zero for the quarter.

Share options to purchase 2,565,000 and 2,716,978 shares of common shares for the quarters ended June 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase 2,608,035 and 2,748,132 shares of common shares for the six months ended June 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 455,150 and 1,541,602 shares of common share for the quarters ended June 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 393,879 and 327,045 shares of common share for the six months ended June 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. The Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $0.3 million for three months ended June 30, 2017 and 2016, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.1 million for both the six months ended June 30, 2017 and 2016.

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

For both the three months ended June 30, 2017 and 2016, the Company recorded income tax benefit of $0.2 million. For the six months ended June 30, 2017 and 2016, the Company recorded income tax benefit of $1.3 million and $0.2 million, respectively. The effective tax rates were (11.35) % and (6.0) % for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates were 9.41% and (4.5) % for the six months ended June 30, 2017 and 2016, respectively

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and (ii) a significant portion of pre-tax income/(loss) is from qualifying sources that are generated by certain flow through entities within the Company. These amounts are excluded from the computation of corporate income tax.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Florida under various operating leases. Occupancy expense for the quarters ended June 30, 2017 and 2016 was $1.1 million and $0.9 million, respectively. The Company recorded sublease income of $49 thousand and $0.1 million for the quarters ended June 30, 2017 and 2016, respectively. Occupancy expense for the six months ended June 30, 2017 and 2016 was $2.2 million and $1.9 million, respectively. The Company recorded sublease income of $0.1 million for both the six months ended June 30, 2017 and 2016. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2017	$2,367
2018	4,787
2019	3,984
2020	2,568
2021	2,553
Thereafter	10,020
Total Lease Commitments	$26,279

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2017 and December 31, 2016, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both June 30, 2017 and December 31, 2016. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend $47.1 million as of June 30, 2017. As of December 31, 2016, the Company had sold unfunded commitments of $20.7 million that had not yet settled. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $14.4 million and $7.8 million of the unfunded commitments as of June 30, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. $32.7 million of the unfunded commitments as of June 30, 2017 relate to commitments traded but not yet closed in CLO IV. The Company determined the fair value of the unfunded commitments to be $47.5 million as of June 30, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $18.4 million and $29.7 million, which were $17.4 million and $28.6 million in excess of the required net capital of $1.0 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.76 to 1 and 0.56 to 1 at June 30, 2017 and December 31, 2016, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of June 30, 2017 and December 31, 2016, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $27.2 million and $27.8 million, respectively, which consisted of investments in hedge and other private funds of $17.2 million and $17.3 million, respectively, and an investment in HCC common stock of $10.0 million and $10.5 million, respectively. Base management fees earned from these affiliated entities were $4.1 million for both the quarters ended June 30, 2017 and 2016. Base management fees earned from these affiliated entities were $8.1 million and $8.3 million for the six months ended June 30, 2017 and 2016, respectively. Also, the Company earned incentive fees of $0.1 million and $1.0 million, from these affiliated entities for the three months ended June 30, 2017 and 2016, respectively. The Company earned incentive fees of $1.9 million and $6.2 million, from these affiliated entities for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had incentive fees receivable from these affiliated entities of $2 thousand and $0.5 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2017 and December 31, 2016 have subsequently settled with no resulting material liability to the Company. For the three and six months ended June 30, 2017 and 2016, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2017 or December 31, 2016.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. The Company had unfunded commitments to lend $47.1 million as of June 30, 2017. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $14.4 million and $7.8 million of the unfunded commitments as of June 30, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. $32.7 million of the unfunded commitments as of June 30, 2017 relate to commitments traded but not yet closed in CLO IV. The Company determined the fair value of the unfunded commitments to be $47.5 million as of June 30, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

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

Management uses operating net income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (v) excludes general loan loss reserves on the CLOs, (vii) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs, (v) reverses the one-time expense associated with the contribution of the remaining assets in JMP Credit Advisors CLO II to newly formed JMP Credit Advisors CLO IV, and (vi) the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III; and the resulting acceleration of the amortization of remaining capitalized issuance costs. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the quarters and six months ended June 30, 2017 and 2016 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Broker-Dealer
Non-interest revenues	$24,206	$14,186	$43,096	$38,577
Total net revenues after provision for loan losses	$24,206	$14,186	$43,096	$38,577
Non-interest expenses	22,458	16,306	41,019	38,305
Segment operating pre-tax net income	$1,748	$(2,120)	$2,077	$272
Segment assets	$57,491	$68,539	$57,491	$68,539
Asset Management
Non-interest revenues	$4,856	$6,246	$10,167	$16,422
Total net revenues after provision for loan losses	$4,856	$6,246	$10,167	$16,422
Non-interest expenses	5,303	5,855	10,398	15,297
Segment operating pre-tax net income	$(447)	$391	$(231)	$1,125
Segment assets	$19,324	$30,750	$19,324	$30,750
Corporate
Non-interest revenues	$2,128	$8,090	$5,627	$9,093
Net interest income	940	2,003	955	4,374
Provision for loan losses	(409)	(824)	(1,822)	(812)
Total net revenues after provision for loan losses	$2,659	$9,269	$4,760	$12,655
Non-interest expenses	3,634	6,250	8,918	10,549
Segment operating pre-tax net income	$(975)	$3,019	$(4,158)	$2,106
Segment assets	$1,245,922	1,449,167	$1,245,922	$1,449,167
Eliminations
Non-interest revenues	$(722)	$(1,298)	$(1,763)	$(2,635)
Total net revenues after provision for loan losses	$(722)	$(1,298)	$(1,763)	$(2,635)
Non-interest expenses	(722)	(1,298)	(1,763)	(2,635)
Segment operating pre-tax net loss	$-	$-	$-	$-
Segment assets	$(322,759)	$(342,751)	$(322,759)	$(342,751)
Total Segments
Non-interest revenues	$30,468	$27,224	$57,127	$61,457
Net interest income	940	2,003	955	4,374
Provision for loan losses	(409)	(824)	(1,822)	(812)
Total net revenues after provision for loan losses	$30,999	$28,403	$56,260	$65,019
Non-interest expenses	30,673	27,113	58,572	61,516
Segment operating pre-tax net income	$326	$1,290	$(2,312)	$3,503
Total assets	$999,978	$1,205,705	$999,978	$1,205,705

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and six months ended June 30, 2017 and 2016.

(In thousands)	As of and Three Months Ended June 30, 2017				As of and Three Months Ended June 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$30,468	$(1,882)	(a)	$28,586	$27,224	$(1,062)	(a)	$26,162
Net Interest Income	940	1,013	(b)	1,953	2,003	2,011	(b)	4,014
Gain (loss) repurchase/early retirement of debt	-	(5,542)		(5,542)	-	-		-
Provision for loan losses	(409)	(1,445)		(1,854)	(824)	371		(453)
Total net revenues after provision for loan losses	$30,999	$(7,856)		$23,143	$28,403	$1,320		$29,723
Non-interest expenses	30,673	868	(c )	31,541	27,113	1,524	(c )	28,637
Noncontrolling interest	-	335		335	-	1,659		1,659
Operating pre-tax net income (loss)	$326	$(9,059)	(d)	$(8,733)	$1,290	$(1,863)	(d)	$(573)
Total assets	$999,978	$-		$999,978	$1,205,705	$-		$1,205,705

(In thousands)	As of and Six Months Ended June 30, 2017				As of and Six Months Ended June 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated
Non-interest revenues	$57,127	$(4,079)	(a)	$53,048	$61,457	$(535)	(a)	$60,922
Net Interest Income	955	1,970	(b)	2,925	4,374	4,066	(b)	8,440
Gain (loss) repurchase/early retirement of debt	-	(5,332)		(5,332)	-	-		-
Provision for loan losses	(1,822)	(1,298)		(3,120)	(812)	(272)		(1,084)
Total net revenues after provision for loan losses	$56,260	$(8,739)		$47,521	$65,019	$3,259		$68,278
Non-interest expenses	58,572	2,574	(c )	61,146	61,516	2,394	(c )	63,910
Noncontrolling interest	-	932		932	-	3,088		3,088
Operating pre-tax net income (loss)	$(2,312)	$(12,245)	(d)	$(14,557)	$3,503	$(2,223)	(d)	$1,280
Total assets	$999,978	$-		$999,978	$1,205,705	$-		$1,205,705

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Net Income (loss) attributable to JMP Group LLC	$(8,535)	$(327)	$(13,275)	$1,476
Income tax expense (benefit)	(198)	(246)	(1,282)	(196)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(8,733)	$(573)	$(14,557)	$1,280
Subtract (Add back)
Share-based compensation expense	(29)	(233)	(335)	(700)
Deferred compensation program accounting adjustment	(178)	(435)	(832)	80
Net unrealized loss/ (gain) on strategic equity investments and warrants.	(69)	435	(488)	764
General loan loss reserve for the CLOs	(1,251)	440	(833)	33
CLO refinancing and accelerated expenses	(286)	-	(286)	-
Depreciation of commercial real estate in underlying investments	(1,745)	(2,070)	(3,901)	(2,400)
Amortization of intangible assets	(69)	-	(138)	-
Early debt retirement of CLO	(5,432)	-	(5,432)	-
Total Consolidation Adjustments and Reconciling Items	(9,059)	(1,863)	(12,245)	(2,223)
Segment operating pre-tax net income (loss)	$326	$1,290	$(2,312)	$3,503

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

	As of
(In thousands)	June 30, 2017	December 31, 2016
	Net Assets	Net Assets
Harvest Small Cap Partners	$283,382	$296,404
Harvest Agriculture Select	22,450	22,796

(In thousands)	Three Months Ended June 30,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$(24,232)	$(4,519)	$8,018	$(4,952)
Harvest Agriculture Select	766	(50)	(213)	-
Harvest Technology Partners	-	-	(125)	(73)
Harvest Financial Partners	-	-	16	(98)

(In thousands)	Six Months Ended June 30,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$(12,954)	$(9,300)	$31,685	$(10,342)
Harvest Agriculture Select	837	(115)	(366)	(77)
Harvest Technology Partners	-	-	(169)	(121)
Harvest Financial Partners	-	-	(592)	(175)

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

	As of June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$7,641	$4,818	$30,855	$45,471	$-	$88,785
Restricted cash and deposits	-	1,471	-	50,158	-	51,629
Receivable from clearing broker	-	-	-	5,789	-	5,789
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	12,379	-	12,379
Marketable securities owned, at fair value	-	-	10,393	11,312	(472)	21,233
Incentive fee receivable	-	-	-	2	-	2
Other investments	-	5,310	10,340	13,540	-	29,190
Loans held for investment, net of allowance for loan losses	-	-	1,211	5,848	-	7,059
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	757,762	-	757,762
Interest receivable	-	-	(6)	1,895	-	1,889
Collateral posted for derivative transaction	-	-	-	1,540	-	1,540
Fixed assets, net	-	-	-	2,629	-	2,629
Deferred tax assets	-	7,608	-	-	-	7,608
Other assets	(794)	139,611	(11,185)	38,614	(153,762)	12,484
Investment in subsidiaries	224,712	70,904	16,772	-	(312,388)	-
Total assets	$231,559	$229,722	$58,380	$946,939	$(466,622)	$999,978

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$5,770	$-	$5,770
Accrued compensation	500	904	742	16,593	-	18,739
Asset-backed securities issued	-	-	-	737,211	-	737,211
Interest payable	-	1,506	-	2,217	-	3,723
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,468	-	-	(472)	91,996
Deferred tax liability	-	1,850	-	480	-	2,330
Other liabilities	1,190	21,213	313	514	(1,053)	22,177
Total liabilities	$139,293	$117,941	$1,055	$777,785	$(154,128)	$881,946

Total members' (deficit) equity	92,266	111,781	42,723	170,098	(312,706)	104,162
Nonredeemable Non-controlling Interest	$-	$-	$14,602	$(944)	$212	$13,870
Total equity	$92,266	$111,781	$57,325	$169,154	$(312,494)	$118,032
Total liabilities and equity	$231,559	$229,722	$58,380	$946,939	$(466,622)	$999,978

	As of December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$255	$1,763	$5,060	$78,414	$-	$85,492
Restricted cash and deposits	-	1,471	-	226,185	-	227,656
Receivable from clearing broker	-	-	-	6,586	-	6,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,681	-	5,681
Marketable securities owned, at fair value	-	-	10,877	8,317	(472)	18,722
Incentive fee receivable	-	-	-	499	-	499
Other investments	-	5,126	9,838	17,905	-	32,869
Loans held for sale				32,488		32,488
Loans held for investment, net of allowance for loan losses	-	-	-	1,930	-	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	654,127	-	654,127
Interest receivable	-	-	72	3,429	(72)	3,429
Collateral posted for derivative transaction	-			25,000	-	25,000
Fixed assets, net	-	-	-	3,143	-	3,143
Deferred tax assets	-	7,942	-	-	-	7,942
Other assets	(1,045)	141,905	(8,957)	42,597	(154,234)	20,266
Investment in subsidiaries	252,486	74,166	117,537	-	(444,189)	-
Total assets	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$4,747	$-	$4,747
Accrued compensation	90	150	-	35,918	-	36,158
Asset-backed securities issued	-	-	-	825,854	-	825,854
Interest payable	-	1,506	-	4,811	-	6,317
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,258	-	-	(473)	91,785
Deferred tax liability	-	3,232	-	640	-	3,872
Other liabilities	1,520	22,706	313	(1,142)	(1,594)	21,803
Total liabilities	$139,213	$119,852	$313	$885,828	$(154,670)	$990,536

Total members' (deficit) equity	112,483	112,521	117,532	221,350	(444,509)	119,377
Nonredeemable Non-controlling Interest	$-	$-	$16,582	$(877)	$212	$15,917
Total equity	$112,483	$112,521	$134,114	$220,473	$(444,297)	$135,294
Total liabilities and equity	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

	For the Three Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$19,128	$-	$19,128
Brokerage	-	-	-	5,078	-	5,078
Asset management fees	-	-	-	4,192	(39)	4,153
Principal transactions	-	(487)	324	(160)	-	(323)
Loss on sale, payoff and mark-to-market of loans	-	-	-	83	-	83
Gain on repurchase of debt	-	-	-	-	-	-
Net dividend income	-	1	256	16	-	273
Other income	-	-	-	194	-	194
Equity earnings of subsidiaries	(6,704)	1,012	(4,196)	-	9,888	-
Non-interest revenues	(6,704)	526	(3,616)	28,531	9,849	28,586

Interest income	472	1,139	9	10,070	(1,994)	9,696
Interest expense	(1,139)	(2,272)	-	(6,326)	1,994	(7,743)
Net interest income	(667)	(1,133)	9	3,744	-	1,953

Gain (loss) repurchase/early retirement of debt	-	-	-	(5,542)		(5,542)
Provision for loan losses	-	-	(20)	(1,834)	-	(1,854)
Total net revenues after provision for loan losses	(7,371)	(607)	(3,607)	24,879	9,849	23,143

Non-interest expenses
Compensation and benefits	547	749	532	20,824	-	22,652
Administration	143	111	71	2,435	(39)	2,721
Brokerage, clearing and exchange fees	-	-	-	789	-	789
Travel and business development	10	-	-	1,101	-	1,111
Communications and technology	1	3	-	1,047	-	1,051
Occupancy	-	-	-	1,111	-	1,111
Professional fees	462	87	-	304	-	853
Depreciation	-	-	-	303	-	303
Other	-	11	69	870	-	950
Total non-interest expenses	1,163	961	672	28,784	(39)	31,541
Net income (loss) before income tax expense	(8,534)	(1,568)	(4,279)	(3,905)	9,888	(8,398)
Income tax expense (benefit)	-	(1,070)	-	872	-	(198)
Net income (loss)	(8,534)	(498)	(4,279)	(4,777)	9,888	(8,200)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	256	79	-	335
Net income (loss) attributable to JMP Group LLC	$(8,534)	$(498)	$(4,535)	$(4,856)	$9,888	$(8,535)

	For the Three Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$8,375	$-	$8,375
Brokerage	-	-	-	5,811	-	5,811
Asset management fees	-	-	-	5,702	(114)	5,588
Principal transactions	-	295	4,659	1,678	-	6,632
Loss on sale, payoff and mark-to-market of loans	-	-	-	(533)	-	(533)
Net dividend income	-	-	239	4	-	243
Other income	-	-	-	46	-	46
Equity earnings of subsidiaries	1,568	(1,309)	3,696	-	(3,955)	-
Non-interest revenues	1,568	(1,014)	8,594	21,083	(4,069)	26,162

Interest income	370	1,139	173	12,437	(1,995)	12,124
Interest expense	(1,139)	(2,270)	-	(6,696)	1,995	(8,110)
Net interest income	(769)	(1,131)	173	5,741	-	4,014

Provision for loan losses	-	-	-	(453)	-	(453)

Total net revenues after provision for loan losses	799	(2,145)	8,767	26,371	(4,069)	29,723

Non-interest expenses
Compensation and benefits	542	681	2,265	17,193	-	20,681
Administration	129	121	66	1,810	(112)	2,014
Brokerage, clearing and exchange fees	-	-	-	813	-	813
Travel and business development	10	-	-	1,228	-	1,238
Communications and technology	2	2	-	1,040	-	1,044
Occupancy	-	-	-	930	-	930
Professional fees	443	37	-	573	-	1,053
Depreciation	-	-	-	324	-	324
Other	-	-	-	540	-	540
Total non-interest expenses	1,126	841	2,331	24,451	(112)	28,637
Net income (loss) before income tax expense	(327)	(2,986)	6,436	1,920	(3,957)	1,086
Income tax expense (benefit)	-	653	-	(899)	-	(246)
Net income (loss)	(327)	(3,639)	6,436	2,819	(3,957)	1,332
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	1,229	430	-	1,659
Net income (loss) attributable to JMP Group LLC	$(327)	$(3,639)	$5,207	$2,389	$(3,957)	$(327)

	For the Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$32,728	$-	$32,728
Brokerage	-	-	-	10,364	-	10,364
Asset management fees	-	-	-	10,143	(79)	10,064
Principal transactions	-	(479)	(72)	(1,665)	-	(2,216)
Loss on sale, payoff and mark-to-market of loans	-	-	-	930	-	930
Net dividend income	-	1	512	26	-	539
Other income	-	-	-	639	-	639
Equity earnings of subsidiaries	(9,469)	728	(3,612)	-	12,353	-
Non-interest revenues	(9,469)	250	(3,172)	53,165	12,274	53,048

Interest income	840	2,278	107	19,615	(4,077)	18,763
Interest expense	(2,278)	(4,546)	-	(13,091)	4,077	(15,838)
Net interest income	(1,438)	(2,268)	107	6,524	-	2,925

Gain (loss) repurchase/early retirement of debt	210	-	-	(5,542)	-	(5,332)
Provision for loan losses	-	-	(20)	(3,100)	-	(3,120)

Total net revenues after provision for loan losses	(10,697)	(2,018)	(3,065)	51,027	12,274	47,521

Non-interest expenses
Compensation and benefits	1,082	1,395	779	41,194	-	44,450
Administration	270	233	97	4,019	(79)	4,540
Brokerage, clearing and exchange fees	-	-	-	1,548	-	1,548
Travel and business development	88	-	-	1,938	-	2,026
Communications and technology	2	5	-	2,097	-	2,104
Occupancy	-	-	-	2,222	-	2,222
Professional fees	1,134	154	-	727	-	2,015
Depreciation	-	-	-	614	-	614
Other	-	17	138	1,472	-	1,627
Total non-interest expenses	2,576	1,804	1,014	55,831	(79)	61,146
Net income (loss) before income tax expense	(13,273)	(3,822)	(4,079)	(4,804)	12,353	(13,625)
Income tax expense (benefit)	-	(2,090)	-	808	-	(1,282)
Net income (loss)	(13,273)	(1,732)	(4,079)	(5,612)	12,353	(12,343)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	693	239	-	932
Net income (loss) attributable to JMP Group LLC	$(13,273)	$(1,732)	$(4,772)	$(5,851)	$12,353	$(13,275)

	For the Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$26,671	$-	$26,671
Brokerage	-	-	-	11,906	-	11,906
Asset management fees	-	-	-	15,028	(114)	14,914
Principal transactions	-	415	4,532	2,615	-	7,562
Loss on sale, payoff and mark-to-market of loans	-	-	-	(909)	-	(909)
Net dividend income	-	-	478	28	-	506
Other income	-	-	87	185	-	272
Equity earnings of subsidiaries	5,434	503	8,464	-	(14,401)	-
Non-interest revenues	5,434	918	13,561	55,524	(14,515)	60,922

Interest income	740	2,278	339	25,158	(3,990)	24,525
Interest expense	(2,278)	(4,558)	-	(13,239)	3,990	(16,085)
Net interest income	(1,538)	(2,280)	339	11,919	-	8,440

Provision for loan losses	-	-	-	(1,084)	-	(1,084)

Total net revenues after provision for loan losses	3,896	(1,362)	13,900	66,359	(14,515)	68,278

Non-interest expenses
Compensation and benefits	1,047	1,853	2,427	42,779	-	48,106
Administration	247	251	137	2,196	1,001	3,832
Brokerage, clearing and exchange fees	-	-	-	1,574	-	1,574
Travel and business development	95	-	-	2,434	-	2,529
Communications and technology	4	4	-	2,052	-	2,060
Occupancy	-	-	-	1,866	-	1,866
Professional fees	1,029	106	12	979	-	2,126
Depreciation	-	-	-	656	-	656
Other	-	-	-	2,274	(1,113)	1,161
Total non-interest expenses	2,422	2,214	2,576	56,810	(112)	63,910
Net income (loss) before income tax expense	1,474	(3,576)	11,324	9,549	(14,403)	4,368
Income tax expense (benefit)	-	(201)	-	5	-	(196)
Net income (loss)	1,474	(3,375)	11,324	9,544	(14,403)	4,564
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,515	573	-	3,088
Net income (loss) attributable to JMP Group LLC	1,474	$(3,375)	$8,809	$8,971	$(14,403)	1,476

	Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(13,273)	$(1,732)	$(4,079)	$(5,612)	$12,353	$(12,343)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	90	-	90
Provision for loan losses	-	-	20	3,100	-	3,120
Accretion of deferred loan fees	-	-	-	(1,306)	-	(1,306)
Amortization of debt issuance costs	-	210	-	-	-	210
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,038	-	1,038
Loss (gain) on sale and payoff of loans	-	-	-	(930)	-	(930)
Gain on repurchase of asset-backed securities issued	-	-	(210)	5,542	-	5,332
Change in other investments:
Income from investments in equity method investees	-	-	-	2,130	-	2,130
Fair value on other equity investments	-	478	(412)	(27)	-	39
Realized gain on other investments	-	-	-	(361)	-	(361)
Depreciation and amortization of fixed assets	-	-	-	614	-	614
Stock-based compensation expense	1,304	-	-	-	-	1,304
Deferred income taxes	-	(1,048)	-	(160)	-	(1,208)
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	-	-	78	1,534	(72)	1,540
Increase in receivables	-	-	-	(5,494)	-	(5,494)
Decrease (increase) in marketable securities	-	-	484	(2,995)	-	(2,511)
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	2,387	-	2,387
(Increase) decrease in deposits and other assets	(251)	2,294	2,438	11,636	(15,801)	316
Decrease in marketable securities sold, but not yet purchased	-	-	-	1,023	-	1,023
Decrease in interest payable	-	-	-	(2,594)	-	(2,594)
Increase (decrease) in accrued compensation and other liabilities	419	(738)	742	(17,667)	541	(16,703)
Net cash used in operating activities	$(11,801)	$(536)	$(936)	$(8,055)	$(2,979)	$(24,307)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(100)	-	(100)
Investment in subsidiary	27,774	3,262	100,765	-	(131,801)	-
Purchases of other investments	-	(844)	(684)	-	-	(1,528)
Sales of other investments	-	181	594	(5,029)	15,330	11,076
Funding of loans collateralizing asset-backed securities issued	-	-	-	(510,421)	-	(510,421)
Funding of loans held for sale	-	-	-	(2,752)	-	(2,752)
Funding of loans held for investment	-	-	(1,234)	(4,627)	5,605	(256)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	385,346	(5,605)	379,741
Sales of loans held for sale	-	-	-	33,951	-	33,951
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	20,791	-	20,791
Principal receipts on loans held for sale	-	-	-	1,784	-	1,784
Net change in restricted cash reserved for lending activities	-	-	-	173,640	-	173,640
Cash collateral posted for total return swap	-	-	-	23,460		23,460
Net cash provided by (used in) investing activities	$27,774	$2,599	$99,441	$116,043	$(116,471)	$129,386

Cash flows from financing activities:
Proceeds from asset-backed securities issued	-	-	-	408,394	-	408,394
Repayment of asset-backed securities issued	-	-	-	(503,617)	-	(503,617)
Distributions and dividend equivalents paid on common shares and RSUs	(3,903)	-	-	-	-	(3,903)
Net cash settlement of RSU vesting	905	-	-	-	-	905
Purchase of common shares for treasury	(402)	-	-	-	-	(402)
Capital contributions of parent	(5,003)	992	(70,037)	(45,402)	119,450	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	92	-	92
Distributions to non-controlling interest shareholders	-	-	(2,673)	(398)	-	(3,071)
Employee Taxes Paid on Shares Withheld for Tax-withholding purposes	(184)	-	-	-	-	(184)
Net cash (used in) provided by financing activities	$(8,587)	$992	$(72,710)	$(140,931)	$119,450	$(101,786)
Net decrease in cash and cash equivalents	7,386	3,055	25,795	(32,943)	-	3,293
Cash and cash equivalents, beginning of period	$255	$1,763	$5,060	$78,414	$-	85,492
Cash and cash equivalents, end of period	7,641	4,818	30,855	45,471	-	88,785

	For the Six Months Ended June 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$1,474	$(3,375)	$11,324	$9,544	$(14,403)	$4,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	1,084	-	1,084
Accretion of deferred loan fees	-	-	-	(815)	-	(815)
Amortization of liquidity discount, net	-	-	-	(71)	-	(71)
Amortization of debt issuance costs	-	222	-	-	-	222
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,203	-	1,203
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	909	-	909
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees				711		711
Fair value on other equity investments	-	(415)	635	1,154	-	1,374
Realized gain on other investments	-	-	(4,425)	(2,941)	-	(7,366)
Depreciation and amortization of fixed assets	-	-	-	656	-	656
Stock-based compensation expense	2,547	-	-	-	-	2,547
Deferred income taxes	-	(4,339)	-	(137)	-	(4,476)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(4)	149	135	280
Decrease (increase) in receivables	-	-	-	4,228	(49)	4,179
Increase in marketable securities	-	-	(1,128)	1,344	386	602
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	480	-	480
(Increase) decrease in deposits and other assets	(1,016)	7,999	12,837	(30,992)	16,346	5,174
Increase in marketable securities sold, but not yet purchased	-	-	-	485	-	485
Increase in interest payable	-	-	-	506	(65)	441
(Decrease) increase in accrued compensation and other liabilities	219	989	2,393	(19,059)	(1,444)	(16,902)
Net cash used in operating activities	$3,224	$1,081	$21,545	$(31,615)	$906	$(4,859)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(283)	-	(283)
Investment in subsidiary	(6,297)	(5,451)	(9,158)	9,366	11,540	-
Purchases of other investments	-	(2,779)	(2,260)	(1,526)	2,073	(4,492)
Sales of other investments	-	-	16,619	10,864	(2,173)	25,310
Funding of loans collateralizing asset-backed securities issued	-	-	-	(115,163)	-	(115,163)
Repayments on loans held for investment	-	-	-	6	-	6
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	142,705	-	142,705
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	37,660	-	37,660
Net change in restricted cash reserved for lending activities	-	-	-	(23,700)	-	(23,700)
Cash collateral posted for total return swap	-	-	-	(240)	-	(240)
Net cash provided by (used in) investing activities	$(6,297)	$(8,230)	$5,201	$59,689	$11,440	$61,803

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(42,524)	-	(42,524)
Distributions and dividend equivalents paid on common shares and RSUs	(4,322)	-	-	-	-	(4,322)
Purchases of shares of common stock for treasury	(4,034)	-	-	-	-	(4,034)
Capital contributions of parent	11,784	1,196	(16,019)	-	3,039	-
Capital contributions of redeemable non-controlling interest holders	-	-	(3,347)	(911)	-	(4,258)
Net cash (used in) provided by financing activities	$3,428	$1,196	$(19,366)	$(28,435)	$(12,346)	$(55,523)
Net decrease in cash and cash equivalents	355	(5,953)	7,380	(361)	-	1,421
Cash and cash equivalents, beginning of period	$80	$11,260	$1,225	$55,986	$-	$68,551
Cash and cash equivalents, end of period	435	5,307	8,605	55,625	-	69,972

22. Subsequent Events

On July 20, 2017, the Company’s board of directors declared cash distributions of $0.03 per share for the months of July, August and September 2017. The July distribution is payable on August 15, 2017, to shareholders of record as of July 31, 2017. The August distribution is payable on September 15, 2017, to shareholders of record as of August 31, 2017. The September distribution is payable on October 13, 2017, to shareholders of record as of September 29, 2017.

On July 31, 2017, the Company established, through its affiliate JMP Credit Advisors CLO V Ltd., a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations.

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

Cautionary Statement Regarding Forward-Looking Statements

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

As of June 30, 2017 the contractual base management fees earned from each of these investment funds or companies ranged between 1% and 2% of assets under management or were 1% and 2% of aggregate committed capital. The contractual incentive fees were generally (i) 20%, subject to high-water marks, for the hedge funds; (ii) 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; (iii) 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidated CLO I, CLO II, CLO III, and CLO IV, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For both the six months ended June 30, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. For the six months ended June 30, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO III were 0.327% and 0.219%, respectively, of the average aggregate collateral balance for a specified period. For the six months ended June 30, 2017, the contractual base and subordinated fees earned from CLO IV were 0.15% and 0.35%, respectively, of the average aggregate principal balance of the collateral and trades, the principal financed accrued interest and principal in the collection account.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, JMP Capital I Managing Member and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016
Funds Managed by HCS, JMPAM, HCAP Advisors and JMP Capital I Managing Member:
Hedge Funds:
Harvest Small Cap Partners	$488,708	$509,833		$3,058		$3,416
Harvest Agriculture Select (2)	102,305	101,132		9,158		9,027
Private Equity Funds:
Harvest Growth Capital LLC (3)	23,237	22,089		1,022		960
Harvest Growth Capital LLC II (3)	151,828	131,015		3,223		2,844
Harvest Intrexon Enterprise Fund	245,156	245,156		1,500		1,500
JMP Realty Partners I	22,025	16,981		2,000		1,681
Other	12,123	6,988		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	3,798	4,010		9		5
Loans:
Harvest Capital Credit Corporation	147,001	141,706		N/A		N/A
JMP Capital I	23,529	-		2,329		N/A
HCS, JMPAM, HCAP Advisors and JMP Capital I Managing Members Totals	$1,219,710	$1,178,910		$22,299		$19,433

CLOs Managed by JMPCA:
CLO I (3)	-	223,914		N/A		N/A
CLO II (3)	6,255	332,233		N/A		N/A
CLO III (3)	362,169	361,722		N/A		N/A
CLO IV (3)	450,071	-		N/A		N/A
Assets Referenced in TRS (5)	978	155,177		N/A		N/A
JMPCA Totals	$819,473	$1,073,046	$	N/A	$	N/A

JMP Group LLC Totals	$2,039,183	$2,251,956		$22,299		$19,433

(1)

For hedge funds, funds of funds, HGC, HGC II and Other, assets under management represent the net assets of such funds. For Harvest Intrexon Enterprise Fund (“HIEF”), JMP Realty Partners I and JMP Capital I, assets under management represent the commitment amount that is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds' strategies and earn fees.

(3)

CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2016. CLO II, CLO III and CLO IV were consolidated in the Company’s Statements of Financial Condition at June 30, 2017.

(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204
Contributions	25,395	5,730	-	31,125
Redemptions	(17,989)	-	-	(17,989)
Distributions from realization event	-	(10,392)	-	(10,392)
Appreciation	(27,358)	36,802	(212)	9,232
AUM at June 30, 2017	$591,013	$454,369	$3,798	1,049,180

	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	93,000	9,439	-	102,439
Redemptions	(59,964)	-	(786)	(60,750)
Distributions from realization event	-	(27)	-	(27)
Appreciation	23,310	(1,533)	48	21,825
AUM at June 30, 2016	$688,310	399,369	4,372	1,092,051

AUM related to hedge funds, private equity funds and funds of funds increased $5.1 million, or 0.5%, from $1,037.2 million at December 31, 2016 to $1,049.2 million at June 30, 2017. This increase was primarily attributed to $36.8 million appreciation at our private equity funds and capital contributions of $25.4 million in the hedge funds managed by HCS, partially offset by $18.0 million redemptions and $10.4 million distributions relating to one of the private equity funds.

AUM related to hedge funds, private equity funds and funds of funds increased $63.5 million, or 6.2%, from $1,028.6 million at December 31, 2015 to $1,092.1 million at June 30, 2016. This increase was primarily attributed to capital contributions of $102.4 million in the hedge funds managed by HCS, and appreciation of $21.8 million in the funds managed by HCS, partially offset by redemptions of $60.8 million related to these funds.

(In thousands)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$(294)	2,026	1	$92	1,894	860
Harvest Agriculture Select (1)	305	231	7	(73)	320	-
Harvest Technology Partners	-	-	-	(110)	83	-
Harvest Financial Partners	-	-	-	(35)	36	-
Private Equity Funds:
Harvest Growth Capital LLC	72	-	-	(163)	-	-
Harvest Growth Capital II LLC	557	149	-	(1)	246	-
Harvest Intrexon Enterprise Fund	(5)	602	-	(8)	613
JMP Realty Partners I	108	85	-
Other	-	5	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	4	9	-	-	4	-
Loans:
Harvest Capital Credit Corporation	N/A	691	30	N/A	739	589
CLOs:
CLO I (3)	N/A	-	-	N/A	408	-
CLO II (3)	N/A	319	-	N/A	415	-
CLO III (3)	N/A	299	-	N/A	200	-
CLO IV (3)	N/A	114	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	27	-	N/A	62	-
Totals	$747	$4,557	$38	$(298)	$5,020	$1,449

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Revenues earned from CLO I, CLO II, CLO III and CLO IV are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

(In thousands)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$(216)	4,003	1,632	$288	$3,687	$5,514
Harvest Agriculture Select (1)	324	459	11	(181)	633	-
Harvest Technology Partners	1	-	-	(179)	167	-
Harvest Financial Partners	-	-	-	(335)	103	-
Private Equity Funds:
Harvest Growth Capital LLC	62	-	-	(169)	-	-
Harvest Growth Capital II LLC	670	317	-	(1)	492	-
Harvest Intrexon Enterprise Fund	(13)	1,226	-	(15)	1,257	-
JMP Realty Partners I	120	133	-	-	-	-
Other	-	10	-	-	-	-
Funds of Funds:
JMP Masters Fund (2)	4	17	-	11	21	-
Loans:
Harvest Capital Credit Corporation	N/A	1,374	260	N/A	1,481	1,126
CLOs:
CLO I (3)	N/A	72	-	N/A	840	-
CLO II (3)	N/A	734	-	N/A	830	-
CLO III (3)	N/A	595	-	N/A	402	-
CLO IV (3)	N/A	114	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	88	-	N/A	125	-
Totals	$952	$9,142	$1,903	$(581)	$10,038	$6,640

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Revenues earned from CLO I, CLO II, CLO III, and CLO IV are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)	Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

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

Provision for Loan Losses

Provision for loan losses includes provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC and JMP Investment Holdings (collectively loans held for investment), and on loans collateralizing asset-backed securities (“ABS”) to record them at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in JMP Capital LLC’s loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral securing the loan if the loan is collateral dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or loans held at CLO II, CLO III or CLO IV, if the net realizable value is lower than the current carrying value then the carrying value is reduced and the difference is booked as provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Non-controlling Interest

Non-controlling interest for both the six months ended June 30, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2017 and 2016, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change from 2016 to 2017		Six Month Change from 2016 to 2017
	2017	2016	2017	2016	$	%	$	%
Revenues
Investment banking	$19,128	$8,375	$32,728	$26,671	$10,753	128.4%	$6,057	22.7%
Brokerage	5,078	5,811	10,364	11,906	(733)	-12.6%	(1,542)	-13.0%
Asset management fees	4,153	5,588	10,064	14,914	(1,435)	-25.7%	(4,850)	-32.5%
Principal transactions	(323)	6,632	(2,216)	7,562	(6,955)	-104.9%	(9,778)	-129.3%
Gain (loss) on sale, payoff and mark-to-market of loans	83	(533)	930	(909)	616	115.6%	1,839	202.3%
Net dividend income	273	243	539	506	30	12.3%	33	6.5%
Other income	194	46	639	272	148	321.7%	367	134.9%
Non-interest revenues	28,586	26,162	53,048	60,922	2,424	9.3%	(7,874)	-12.9%

Interest income	9,696	12,124	18,763	24,525	(2,428)	-20.0%	(5,762)	-23.5%
Interest expense	(7,743)	(8,110)	(15,838)	(16,085)	367	4.5%	247	1.5%
Net interest income	1,953	4,014	2,925	8,440	(2,061)	-51.3%	(5,515)	-65.3%

Gain (loss) repurchase/early retirement of debt	(5,542)	-	(5,332)	-	(5,542)	N/A	(5,332)	N/A
Provision for loan losses	(1,854)	(453)	(3,120)	(1,084)	(1,401)	-309.3%	(2,036)	-187.8%

Total net revenues	23,143	29,723	47,521	68,278	(6,580)	-22.1%	(20,757)	-30.4%

Non-interest expenses
Compensation and benefits	22,652	20,681	44,450	48,106	1,971	9.5%	(3,656)	-7.6%
Administration	2,721	2,014	4,540	3,832	707	35.1%	708	18.5%
Brokerage, clearing and exchange fees	789	813	1,548	1,574	(24)	-3.0%	(26)	-1.7%
Travel and business development	1,111	1,238	2,026	2,529	(127)	-10.3%	(503)	-19.9%
Communication and technology	1,051	1,044	2,104	2,060	7	0.7%	44	2.1%
Professional fees	853	1,053	2,015	2,126	(200)	-19.0%	(111)	-5.2%
Other	2,364	1,794	4,463	3,683	570	31.8%	780	21.2%
Total non-interest expenses	31,541	28,637	61,146	63,910	2,904	10.1%	(2,764)	-4.3%
Income (loss) before income tax expense	(8,398)	1,086	(13,625)	4,368	(9,484)	-873.3%	(17,993)	-411.9%
Income tax expense (benefit)	(198)	(246)	(1,282)	(196)	48	19.5%	(1,086)	-554.1%
Net income (loss)	(8,200)	1,332	(12,343)	4,564	(9,532)	-715.6%	(16,907)	-370.4%
Less: Net income attributable to non-controlling interest	335	1,659	932	3,088	(1,324)	-79.8%	(2,156)	-69.8%
Net income (loss) attributable to JMP Group LLC	$(8,535)	$(327)	$(13,275)	$1,476	$(8,208)	-2510.1%	$(14,751)	-999.4%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Overview

Total net revenues after provision for loan losses decreased $6.6 million, or 22.1%, from $29.7 million for the quarter ended June 30, 2016 to $23.1 million for the quarter ended June 30, 2017, resulting from a $5.5 million loss on early retirement of debt, a $2.1 million decline in net interest income, and an increase in provision for loan losses of $1.4 million, partially offset by an increase in non-interest revenues of $2.4 million.

Non-interest revenues increased $2.4 million, or 9.3%, from $26.2 million for the quarter ended June 30, 2016 to $28.6 million in the same period in 2017. This increase was driven by a $10.8 million increase in investment banking, partially offset by a $7.0 million decline in principal transactions.

Loss on the repurchase of debt of $5.5 million for the quarter ended June 30, 2017 driven by the closing of CLO II, in conjunction with the launch of CLO IV.

Provision for loan losses increased $1.4 million from $0.5 million for the quarter ended June 30, 2016 to $1.9 million for the quarter ended June 30, 2017.

Total non-interest expenses increased $2.9 million, or 10.1%, from $28.6 million for the quarter ended June 30, 2016 to $31.5 million for the quarter ended June 30, 2017, primarily due to a $2.0 million increase in compensation and benefits.

Net income attributable to JMP Group LLC decreased $8.2 million from a $0.3 million loss after income tax benefit of $0.2 million for the quarter ended June 30, 2016 to a $8.5 million loss after income tax benefit of $0.2 million for the quarter ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Overview

Total net revenues after provision for loan losses decreased $21.0 million, or 30.7%, from $68.3 million for the six months ended June 30, 2016 to $47.3 million for the six months ended June 30, 2017, resulting from a decline in non-interest revenues of $7.9 million, a decline in net interest income of $11.1 million, and an increase in provision for loan losses of $2.0 million.

Non-interest revenues decreased $7.9 million, or 12.9%, from $60.9 million for the six months ended June 30, 2016 to $53.0 million in the same period in 2017. This decrease was primarily driven by a $9.8 million decline in principal transactions.

Loss on the repurchase of debt of $5.5 million for the six months ended June 30, 2017 driven primarily from the closing of CLO II, in conjunction with the launch of CLO IV.

Provision for loan losses increased $2.0 million from $1.1 million for the six months ended June 30, 2016 to $3.1 million for the six months ended June 30, 2017.

Total non-interest expenses decreased $2.8 million, or 4.3%, from $63.9 million for the six months ended June 30, 2016 to $61.1 million for the six months ended June 30, 2017, primarily due to a $3.7 million decrease in compensation and benefits.

Net income attributable to JMP Group LLC decreased $15.0 million from $1.5 million after income tax benefit of $0.2 million for the six months ended June 30, 2016 to a $13.5 million loss after income tax benefit of $1.3 million for the six months ended June 30, 2017.

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

(viii)          reverses the one-time expense associated with the contribution of the remaining assets in JMP Credit Advisors CLO II to newly formed JMP Credit Advisors CLO IV and the resulting acceleration of the amortization of remaining capitalized issuance costs;

(ix)          reverses the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III;

(x)          assumes a combined federal, state and local income tax rate of 38% at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$19,128	$-	$19,128	$-	$-	$19,128
Brokerage	5,078	-	5,078	-	-	5,078
Asset management related fees	-	4,856	4,856	25	(722)	4,159
Principal transactions	-	-	-	1,725	-	1,725
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	104	-	104
Gain on repurchase of asset-backed securities issued	-	-	-	274	-	274
Net dividend income	-	-	-	940	-	940
Net interest income	-	-	-	-	-	-
Provision for loan losses	-	-	-	(409)	-	(409)
Adjusted net revenues	24,206	4,856	29,062	2,659	(722)	30,999

Non-interest expenses
Non-interest expenses	22,458	5,303	27,761	3,634	(722)	30,673
Operating pre-tax net income	1,748	(447)	1,301	(975)	-	326
Income tax expense (assumed rate of 38% for Operating Platforms)	665	(169)	496	(729)	-	(233)

Operating net income (loss)	$1,083	$(278)	$805	$(246)	$-	$559

	Three Months Ended June 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$8,375	$-	$8,375	$-	$-	$8,375
Brokerage	5,811	-	5,811	-	-	5,811
Asset management related fees	-	6,246	6,246	36	(1,298)	4,984
Principal transactions	-	-	-	8,216	-	8,216
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(305)	-	(305)
Net dividend income	-	-	-	143	-	143
Net interest income	-	-	-	2,003	-	2,003
Provision for loan losses	-	-	-	(824)	-	(824)
Adjusted net revenues	14,186	6,246	20,432	9,269	(1,298)	28,403

Non-interest expenses
Non-interest expenses	16,306	5,855	22,161	6,250	(1,298)	27,113
Operating pre-tax net income	(2,120)	391	(1,729)	3,019	-	1,290
Income tax expense (assumed rate of 38% for Operating Platforms)	(805)	149	(656)	(622)	-	(1,278)

Operating net income (loss)	$(1,315)	$242	$(1,073)	$3,641	$-	$2,568

	Six Months Ended June 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$32,728	$-	$32,728	$-	$-	$32,728
Brokerage	10,364	-	10,364	-	-	10,364
Asset management related fees	4	10,167	10,171	1,660	(1,763)	10,068
Principal transactions	-	-	-	2,333	-	2,333
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	883	-	883
Gain on repurchase of asset-backed securities issued	-	-	-	210	-	210
Net dividend income	-	-	-	541	-	541
Net interest income	-	-	-	955	-	955
Provision for loan losses	-	-	-	(1,822)	-	(1,822)
Adjusted net revenues	43,096	10,167	53,263	4,760	(1,763)	56,260

Non-interest expenses
Non-interest expenses	41,019	10,398	51,417	8,918	(1,763)	58,572
Less: Non-controlling interest	-	-	-	-	-	-
Operating pre-tax net income	2,077	(231)	1,846	(4,158)	-	(2,312)
Income tax expense (assumed rate of 38% for Operating Platforms)	790	(88)	702	(1,490)	-	(788)

Operating net income (loss)	$1,287	$(143)	$1,144	$(2,668)	$-	$(1,524)

	Six Months Ended June 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate Costs	Elimin- ations	Total Segments
Revenues
Investment banking	$26,671	$-	$26,671	$-	$-	$26,671
Brokerage	11,906	-	11,906	-	-	11,906
Asset management related fees	-	16,422	16,422	123	(2,635)	13,910
Principal transactions	-	-	-	9,070	-	9,070
Gain on sale, payoff and mark-to-market of loans	-	-	-	(667)	-	(667)
Net dividend income	-	-	-	567	-	567
Net interest (expense) income	-	-	-	4,374	-	4,374
Provision for loan losses	-	-	-	(812)	-	(812)
Adjusted net revenues	38,577	16,422	54,999	12,655	(2,635)	65,019

Non-interest expenses
Non-interest expenses	38,305	15,297	53,602	10,549	(2,635)	61,516
Less: Non-controlling interest	-	-	-	-	-	-
Operating pre-tax net income	272	1,125	1,397	2,106	-	3,503
Income tax expense (assumed rate of 38% for Operating Platforms)	104	427	531	(1,754)	-	(1,223)
Adjusted operating net income	$168	$698	$866	$3,860	$-	$4,726

The following table reconciles the operating net income to Total Segments operating pre-tax net income, to consolidated pre-tax net income (loss) attributable to JMP Group LLC, and to consolidated net income (loss) attributable to JMP Group LLC, for the three and six months ended June 30, 2017 and 2016.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating net income	$559	$2,568	$(1,524)	$4,726
Addback of Segment Income tax expense	(233)	(1,278)	(788)	(1,223)
Total Segments operating pre-tax net income	$326	$1,290	$(2,312)	$3,503
Subtract / (Add back)
Share-based compensation expense	29	233	335	700
Deferred compensation program accounting adjustment	178	435	832	(80)
Net unrealized loss on strategic equity investments and warrants.	69	(435)	488	(764)
General loan loss reserve for the CLOs	1,251	(440)	833	(33)
CLO refinancing and accelerated expenses	286	-	286	-
Depreciation of commercial real estate in underlying investments	1,745	2,070	3,901	2,400
Amortization of intangible asset	69	-	138	-
Early debt retirement of CLO	5,432	-	5,432	-
Total Consolidation Adjustments and Reconciling Items	9,059	1,863	12,245	2,223
Consolidated pre-tax net income attributable to JMP Group LLC	$(8,733)	$(573)	$(14,557)	$1,280

Income tax expense (benefit)	(198)	(246)	(1,282)	(196)
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(8,535)	$(327)	$(13,275)	$1,476

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $10.8 million, or 128.4%, from $8.4 million for the quarter ended June 30, 2016 to $19.1 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 28.2% for the quarter ended June 30, 2016 to 82.7% for the quarter ended June 30, 2017.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	37	$14,384	14	$3,311	23	$11,073	334.4%
Advisory	4	4,744	7	5,064	(3)	(320)	-6.3%
Total transactions	41	$19,128	21	$8,375	20	$10,753	128.4%

The increase was driven by the 95.2% increase in transactions. The number of transactions where we acted as a lead manager increased from zero to seven for the quarters ended June 30, 2016 and June 30, 2017.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $5.1 million and $5.8 million for the quarters ended June 30, 2017 and 2016. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 19.6% for the quarter ended June 30, 2016 to 21.9% for the quarter ended June 30, 2017. On an operating basis, brokerage revenues were 16.4% and 20.5% for the quarters ended June 30, 2017 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2017	2016
Base management fees:
Fees reported as asset management fees	$4,098	$4,139
Less: Non-controlling interest in HCAP Advisors	(174)	(362)
Total base management fees	3,924	3,777

Incentive fees:
Fees reported as asset management fees	$55	$1,448
Less: Non-controlling interest in HCAP Advisors	(15)	(288)
Total incentive fees	40	1,160

Other fee income:
Fundraising and other income:	$195	$47
Total other fee income	195	47

Asset management related fees:
Fees reported as asset management fees	$4,153	$5,587
Fees reported as other income	195	47
Less: Non-controlling interest in HCAP Advisors	(189)	(650)
Total Segment asset management related fee revenues	$4,159	$4,984

Fees reported as asset management fees were $4.2 million and $5.6 million for the quarters ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 18.8% for the quarter ended June 30, 2016 to 17.9% for the quarter ended June 30, 2017. Fees reported as other income were $0.2 million and $47 thousand for the quarters ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.2% for the quarter ended June 30, 2016 to 0.8% for the same period in 2017.

Total segment asset management related fees include base management fees and incentive fees for our funds, HCC, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above.

Total segment asset management related fee revenue decreased $0.8 million, from $5.0 million for the quarter ended June 30, 2016 to $4.2 million for the quarter ended June 30, 2017, which was primarily attributed to the $1.1 million decrease in incentive fees. The decrease in incentive fees was driven by a $0.9 million decline related to incentives in Harvest Small Cap Partners. Other fee income increased from $47 thousand for the quarter ended June 30, 2016 to $0.2 million for the same period in 2017. Total base management fee increased $0.1 million, from $3.8 million for the quarter ended June 30, 2016 to $3.9 million for the same period in 2017. On an operating basis, asset management related fees were 13.4% and 17.5% for the quarters ended June 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $7.0 million from $6.6 million for the quarter ended June 30, 2016 to a $0.3 million loss for the same period in 2017. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 22.3% for the quarter ended June 30, 2016 and negative 1.4% for the quarter ended June 30, 2017.

Total segment principal transaction revenues decreased $6.5 million, from $8.2 million for the quarter ended June 30, 2016 to $1.7 million for the same period in 2017. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2017 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended June 30,
(In thousands)	2017	2016

Hedge fund investments	$352	$(266)
Investment in HCC	(69)	435
Other principal transactions	(606)	6,463
Total principal transaction revenues	(323)	6,632
Operating adjustment addbacks	2,048	1,584
Total Segment principal transaction revenues	$1,725	$8,216

The decline primarily reflects reduced revenue from our other principal transactions related to a $6.0 million sale of our interest in Riverbanc in 2016 and investment in HCC, partially offset by our hedge fund investments. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 28.9% for the quarter ended June 30, 2016 to 5.6% for the quarter ended June 30, 2017.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans increased from a $0.5 million loss for the quarter ended June 30, 2016 to a $0.1 million gain for the quarter ended June 30, 2017. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans increased from a $0.3 million loss for the quarter ended June 30, 2016 to a $0.1 million gain for the quarter ended June 30, 2017.

Net Dividend Income

Net dividend income was $0.3 million and $0.2 million for the quarters ended June 30, 2017 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2017	2016
CLO I loan contractual interest income	$4	$2,534
CLO I ABS issued contractual interest expense	-	(1,116)
Net CLO I contractual interest	4	1,418

CLO II loan contractual interest income	$2,468	$4,097
CLO II ABS issued contractual interest expense	(1,698)	(1,998)
Net CLO II contractual interest	770	2,099

CLO III loan contractual interest income	$4,473	$4,584
CLO III ABS issued contractual interest expense	(2,546)	(2,410)
Net CLO III contractual interest	1,927	2,174

CLO IV loan contractual interest income	$1,766	$-
CLO IV ABS issued contractual interest expense	(821)	-
Net CLO IV contractual interest	945	-

Bond Payable interest expense	(1,900)	(1,900)

Less: Non-controlling interest in CLOs	(1,953)	(2,011)

Other interest income	207	223

Total Segment net interest income	$-	$2,003

Non-controlling interest in CLOs	1,953	2,011

Total net interest income (expense)	$1,953	$4,014

Net interest income decreased $2.0 million from $4.0 million for the quarter ended June 30, 2016 to $2.0 million for the quarter ended June 30, 2017. The net interest income decline was driven primarily by the decrease in CLO I and CLO II interest earned in the quarter ended June 30, 2017 compared to the same period in 2016, relating to the closing of these CLOs in 2017. As a percentage of total net revenues after provision for loan losses, net interest income was 13.5% for the quarter ended June 30, 2016 and 8.4% for the quarter ended June 30, 2017.

Total segment net interest income decreased from $2.0 million for the quarter ended June 30, 2016 to zero for the quarter ended June 30, 2017. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was zero and 7.1% for the quarters ended June 30, 2017 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$4		$921	5.72%	0.00%	5.72%
CLO I ABS issued contractual interest expense	0		0	0.00%	0.00%	0.00%
CLO II loan contractual interest income	2,468		196,828	5.07%	1.13%	3.94%
CLO II ABS issued contractual interest expense	(1,698)		(213,226)	3.05%	1.13%	1.92%
CLO III loan contractual interest income	4,473		358,584	5.00%	1.13%	3.87%
CLO III ABS issued contractual interest expense	(2,546)		(332,100)	3.03%	1.13%	1.90%
CLO IV loan contractual interest income	1,766		145,864	4.79%	1.33%	3.46%
CLO IV ABS issued contractual interest expense	(821)		(424,718)	3.40%	1.33%	2.07%
Net CLO contractual interest	$3,646	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,534		$260,851	5.73%	0.62%	5.11%
CLO I ABS issued contractual interest expense	(1,116)		(281,446)	1.78%	0.62%	1.16%
CLO II loan contractual interest income	4,097		323,953	5.00%	0.63%	4.37%
CLO II ABS issued contractual interest expense	(1,998)		(316,258)	2.50%	0.63%	1.87%
CLO III loan contractual interest income	4,584		353,111	5.14%	0.63%	4.51%
CLO III warehouse/ABS issued contractual interest expense	(2,410)		(332,100)	2.87%	0.63%	2.24%
Net CLO contractual interest	$5,691	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended June 30,
	2017	2016

CLO related provision	$(1,832)	$(10)
Non-CLO related provision	(22)	(443)
Provision for Loan Losses	$(1,854)	$(453)

Less: General reserves related to CLO II, CLO III and CLO IV, and non-controlling interest	1,445	(371)

Segment Provision for Loan Losses	$(409)	$(824)

Provision for loan losses increased $1.4 million, from $0.5 million for the quarter ended June 30, 2016 to $1.9 million for the same period in 2017. Approximately $0.5 million of the increase related to specific reserves held in both CLO II and CLO III portfolios. As a percent of net revenues after provision for loan losses, provision for loan losses were negative 1.5% for the quarter ended June 30, 2016 and negative 8.0% for the quarter ended June 30, 2017.

Total segment provision for loan losses decreased from $0.8 million for the quarter ended June 30, 2016 to $0.4 million for the quarter ended June 30, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2017 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 1.3% and 2.9% for the quarters ended June 30, 2017 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $2.0 million, or 9.5%, from $20.7 million for the quarter ended June 30, 2016 to $22.7 million for the quarter ended June 30, 2017.

Employee payroll, taxes and benefits, and consultant fees were $11.0 million for both the quarters ended June 30, 2017 and 2016. Performance-based bonus and commission increased $2.5 million from $8.4 million for the quarter ended June 30, 2016 to $10.9 million for the quarter ended June 30, 2017.

Equity-based compensation was $0.5 million and $1.3 million for the quarters ended June 30, 2017 and 2016, respectively. The equity-based compensation included a $0.5 million decline in share options and share appreciation rights.

Compensation and benefits as a percentage of revenues increased from 69.6% of total net revenues after provision for loan losses for the quarter ended June 30, 2016 to 97.9% for the same period in 2017.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $2.7 million from $19.7  million for the quarter ended June 30, 2016 to $22.4 million for the quarter ended June 30, 2017. As a percent of total segment net revenues, compensation and benefits were 72.4% and 69.3% for the quarters ended June 30, 2017 and 2016, respectively.

Administration

Administration expense was $2.7 million and $2.0 million for the quarters ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, administration expense increased from 6.8% for the quarter ended June 30, 2016 to 11.8% for the same period in 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both the quarters ended June 30, 2017 and 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.7% for the quarter ended June 30, 2016 to 3.4% for the same period in 2017.

Travel and Business Development

Travel and business development expenses decreased $0.1 million, from $1.2 million for the quarter ended June 30, 2016 to $1.1 million for the quarter ended June 30, 2017. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 4.8% and 4.2% for the quarters ended June 30, 2017 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million and $1.0 million for the quarters ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.5% for the quarter ended June 30, 2016 to 4.5% for the same period in 2017.

Professional Fees

Professional fees decreased $0.2 million from $1.1 million for the quarter ended June 30, 2016 to $0.9 million for the quarter ended June 30, 2017. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.5% for the quarter ended June 30, 2016 to 3.7% for the same period in 2017.

Other Expenses

Other expenses increased $0.6 million, or 31.8%, from $1.8 million for the quarter ended June 30, 2016 to $2.4 million for the quarter ended June 30, 2017. The increase was attributed to a $0.2 million increase in occupancy and $0.4 million increase in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 10.2% and 6.0% for the quarters ended June 30, 2017 and 2016, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $1.7 million for the quarter ended June 30, 2016 to $0.3 million for the quarter ended June 30, 2017. Non-controlling interest for the quarters ended June 30, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For both the quarters ended June 30, 2017 and 2016, we recorded income tax benefit of $0.2 million.

Our operating net income assumes a rate of 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the company’s other direct subsidiary, which is a “pass-through entity” for tax purpose. Segment income tax benefit decreased $1.1 million, from $1.3 million for the quarter ended June 30, 2016 to a $0.2 million benefit for the quarter ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $6.0 million, or 128.4%, from $26.7 million for the six months ended June 30, 2016 to $32.7 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 39.1% for the six months ended June 30, 2016 to 69.2% for the same period ended June 30, 2017.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	60	$24,854	24	$9,538	36	$15,316	160.6%
Advisory	7	7,874	11	17,132	(4)	(9,258)	-54.0%
Total cash flows	67	$32,728	35	$26,670	32	$6,058	22.7%

Investment banking revenues primarily related to equity and debt origination for the six months ended June 30, 2017. The increase was driven by an increase in the number of executed transactions. The number of transactions where we acted as a lead manager increased from zero to 12 for the six months ended June 30, 2016 and June 30, 2017, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $10.4 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 17.4% for the six months ended June 30, 2016 to 21.9% for the six months ended June 30, 2017. On an operating basis, brokerage revenues were 18.4% and 18.3% for the six months ended June 30, 2017 and 2016, respectively, as a percentage of adjusted net revenue after provision for loan losses.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2017	2016
Base management fees:
Fees reported as asset management fees	$8,143	$8,274
Less: Non-controlling interest in HCAP Advisors	(508)	(726)
Total base management fees	7,635	7,548

Incentive fees:
Fees reported as asset management fees	$1,920	$6,640
Less: Non-controlling interest in HCAP Advisors	(128)	(550)
Total incentive fees	1,792	6,090

Other fee income:
Fundraising and other income:	$641	$272
Total other fee income	641	272

Asset management related fees:
Fees reported as asset management fees	$10,063	$14,914
Fees reported as other income	641	272
Less: Non-controlling interest in HCAP Advisors	(636)	(1,276)
Total Segment asset management related fee revenues	$10,068	$13,910

Fees reported as asset management fees were $10.1 million and $14.9 million for the six months ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 21.8% for the six months ended June 30, 2016 to 21.3% for the same period in 2013. Fees reported as other income were $0.6 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.4% for the six months ended June 30, 2016 to 1.4% for the same period in 2017.

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

Total segment asset management related fee revenue decreased $3.8 million, from $13.9 million for the six months ended June 30, 2016 to $10.1 million for the same period ended June 30, 2017, which was primarily attributed to the $4.3 million decrease in incentive fees. The decrease in incentive fees was driven by a $3.9 million decline in Harvest Small Cap Partners incentive fees. Total base management fee increased $0.1 million, from $7.5 million for the six months ended June 30, 2016 to $7.6 million for the same period in 2017. Other fee income increased from $0.3 million for the six months ended June 30, 2016 to $0.6 million for the same period in 2017. On an operating basis, asset management related fees were 17.9% and 21.4% for the six months ended June 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $9.8 million from $7.6 million for the six months ended June 30, 2016 to a $2.2 million loss for the same period in 2017. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 11.1% for the six months ended June 30, 2016 and negative 4.7% for the same period in 2017.

Total segment principal transaction revenues decreased $6.7 million, from $9.1 million for the six months ended June 30, 2016 to $2.3 million for the same period in 2017. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2016 and 2017 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Six Months Ended June 30,
	2017	2016

Hedge fund investments	$482	$(866)
Investment in HCC	(488)	748
Other principal transactions	(2,209)	7,680
Total principal transaction revenues	(2,215)	7,562
Operating adjustment addbacks	4,548	1,508
Total Segment principal transaction revenues	$2,333	$9,070

The decrease is driven by other principal transactions related to a $6.0 million sale of our interest in Riverbanc in 2016, our investment in HCC, partially offset by our hedge fund investments. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 13.9% for the six months ended June 30, 2016 to 4.1% for the six months ended June 30, 2017.

Gain and Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans was incurred in our Corporate segment. Gain on sale and payoff of loans increased from a $0.9 million loss for the six months ended June 30, 2016 to a $0.9 million gain for the six months ended June 30, 2017, respectively. On a segment basis, gain (loss) on sale and payoff of loans was a $0.7 million loss and a $0.9 million gain for the six months ended June 30, 2016 and 2017, respectively.

Net Dividend Income

Net dividend income was $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2017	2016
CLO I loan contractual interest income	$95	$5,390
CLO I ABS issued contractual interest expense	(602)	(2,176)
Net CLO I contractual interest	(507)	3,214

CLO II loan contractual interest income	$6,021	$8,202
CLO II ABS issued contractual interest expense	(3,881)	(3,956)
Net CLO II contractual interest	2,140	4,246

CLO III loan contractual interest income	$8,863	$9,179
CLO III ABS issued contractual interest expense	(5,185)	(4,761)
Net CLO III contractual interest	3,678	4,418

CLO IV loan contractual interest income	$1,766	$-
CLO IV ABS issued contractual interest expense	(821)	-
Net CLO IV contractual interest	945	-

Bond Payable interest expense	(3,801)	(3,813)

Less: Non-controlling interest in CLOs	(1,970)	(4,066)

Other interest income	470	375

Total Segment net interest income	$955	$4,374

Non-controlling interest in CLOs	1,970	4,066

Total net interest income (expense)	$2,925	$8,440

Net interest income decreased $5.5 million from $8.4 million for the six months ended June 30, 2016 to $2.9 million for the same period ended 2017. The net interest income decline was driven primarily by the closures of CLO I and CLO II, partially offset by net interest income at newly launched CLO IV. As a percentage of total net revenues after provision for loan losses, net interest income was 12.4% for the six months ended June 30, 2016 and 6.2% for the same period in 2017.

Total segment net interest income decreased from $4.4 million for the six months ended June 30, 2016 to $1.0 million for the same period in 2017. Net interest income is earned in our Corporate segment, and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% and 1.6% for the six months ended June 30, 2016 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$95		$6,975	4.10%	0.39%	3.71%
CLO I ABS issued contractual interest expense	(602)		(85,500)	1.03%	0.39%	0.64%
CLO II loan contractual interest income	6,021		244,074	4.97%	1.07%	3.90%
CLO II ABS issued contractual interest expense	(3,881)		(256,749)	2.98%	1.07%	1.91%
CLO III loan contractual interest income	8,863		357,302	4.97%	1.07%	3.90%
CLO III ABS issued contractual interest expense	(2,546)		(332,100)	3.11%	1.07%	2.04%
CLO IV loan contractual interest income	1,766		73,335	4.79%	1.33%	3.46%
CLO IV ABS issued contractual interest expense	(821)		(424,718)	3.40%	1.33%	2.07%
Net CLO contractual interest	$8,895	$	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$5,390		$281,526	4.53%	0.55%	3.98%
CLO I ABS issued contractual interest expense	(2,176)		(291,690)	1.68%	0.55%	1.13%
CLO II loan contractual interest income	8,202		323,248	5.02%	0.60%	4.42%
CLO II ABS issued contractual interest expense	(3,956)		(316,448)	2.47%	0.60%	1.87%
CLO III loan contractual interest income	9,179		352,098	5.16%	0.59%	4.57%
CLO III ABS issued contractual interest expense	(4,761)		(332,100)	2.84%	0.59%	2.25%
Net CLO contractual interest	$11,878	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Six Months Ended June 30,
	2017	2016

CLO related provision	$(2,387)	$(641)
Non-CLO related provision	(733)	(443)
Provision for Loan Losses	$(3,120)	$(1,084)

Less: General reserves related to CLO II, CLO III and CLO IV, and non-controlling interest	1,298	272

Segment Provision for Loan Losses	$(1,822)	$(812)

Provision for loan losses increased $2.0 million, from a $1.1 million for the six months ended June 30, 2016 to $3.1 million for the same period in 2017. Approximately $1.5 million of the increase related to specific reserves on loans held in both CLO II and CLO III portfolios. As a percent of net revenues after provision for loan losses, provision for loan losses were 6.6% for the six months ended June 30, 2017 and negative 1.6% for the same period ended 2016.

Total segment provision for loan losses increased from $0.8 million for the six months ended June 30, 2016 to $1.8 million for the six months ended June 30, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2017 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 3.2% and 1.2% for the six months ended June 30, 2017 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $3.7 million, or 7.6%, from $48.1 million for the six months ended June 30, 2016 to $44.5 million for the same period ended June 30, 2017.

Employee payroll, taxes and benefits, and consultant fees were $23.2 million and $23.1 million for the six months ended June 30, 2016 and 2017, respectively. Performance-based bonus and commission decreased $2.5 million from $22.3 million for the six months ended June 30, 2016 to $19.8 million for the same period in 2017.

Equity-based compensation was $1.3 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. The equity-based compensation included a $0.7 million decline in share options and share appreciation rights.

Compensation and benefits as a percentage of revenues increased from 70.5% of total net revenues after provision for loan losses for the six months ended June 30, 2016 to 94.0% for the same period in 2017.

Our segment reported compensation and benefits, which recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $3.9 million from $46.8 million for the six months ended June 30, 2016 to $42.9 million for the same period ended June 30, 2017. As a percent of total segment net revenues, compensation and benefits were 76.3% and 72.0% for the six months ended June 30, 2016 and 2017, respectively.

Administration

Administration expense increased $0.7 million, from $3.8 million for the six months ended June 30, 2016 to $4.5 million for the six months ended June 30, 2017. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.6% for the six months ended June 30, 2016 to 9.6% for the same period in 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.6 million and $1.5 million for the six months ended June 30, 2016 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the six months ended June 30, 2016 to 3.3% for the same period in 2017.

Travel and Business Development

Travel and business development expenses decreased $0.5 million, from $2.5 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 4.3% and 3.7% for the six months ended June 30, 2017 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $2.1 million for both the six months ended June 30, 2017 and 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.0% for the six months ended June 30, 2016 to 4.4% for the same period in 2017.

Professional Fees

Professional fees decreased $0.1 million from $2.1 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.1% for the six months ended June 30, 2016 to 4.3% for the same period in 2017.

Other Expenses

Other expenses increased $0.8 million, or 21.2%, from $3.7 million for the six months ended June 30, 2016 to $4.5 million for the six months ended June 30, 2017. The increase was attributed to a $0.4 million increase in occupancy and a $0.5 million increase in other expenses. As a percentage of total net revenues after provision for loan losses, other expenses were 5.4% and 9.4% for the six months ended June 30, 2016 and 2017, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $3.1 million for the six months ended June 30, 2016 to $0.9 million for the six months ended June 30, 2017. Non-controlling interest for the six months ended June 30, 2016 and 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the six months ended June 30, 2017 and 2016, we recorded income tax benefit of $1.3 million and $0.2 million, respectively. For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable subsidiaries, based on our best estimation of the subsidiary’s average rate of taxation over the long term. Segment income tax benefit decreased $0.4 million, from $1.2 million for the six months ended June 30, 2016 to $0.8 million for the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2017 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2017, we had net liquid assets of $99.6 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of CLO I. In December 2009, we repurchased the contingent consideration for $1.8 million. In the fourth quarter of 2016, CLO I initiated liquidation proceedings. The liquidation was completed in the second quarter of 2017.

On April 30, 2013, we invested $23.3 million in unsecured subordinated notes of CLO II. We repurchased $6.0 million of the subordinated notes in the first quarter of 2014 and $7.0 million of Class F notes in March 2017. During the second quarter of 2017, the equity holders of CLO II called the notes, and we, as the manager of the CLO, began the process of liquidating the portfolio. As of June 30, 2017, the liquidation was substantially complete, and there were no CLO II notes outstanding.

Our maximum exposure to loss of capital on the CLOs is the $13.5 million investment related to CLO III and $39.0 million investment in CLO IV plus any earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO III or CLO IV, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation and may be in the future. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At June 30, 2017, we had $757.8 million of loans collateralizing asset-backed securities, net, $4.7 million loans held for investment, $48.2 million of restricted cash and $1.7 million of interest receivable funded by $737.2 million of asset-backed securities issued, net, and interest payable of $2.2 million. These assets and liabilities represented 81.3% of total assets and 84.5% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at June 30, 2017.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of June 30, 2017.

(Dollars in thousands)	As of June 30, 2017
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal

$0 - $500	96	10/2017-6/2024	$42,480
$500 - $2,000	334	10/2017-7/2025	455,248
$2,000 - $5,000	97	1/2019-5/2024	265,580
$5,000 - $10,000	2	6/2021-9/2023	13,950
Total	529		$777,258

(Dollars in thousands)	As of June 30, 2017
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	19	$24,201	3.1%
Automotive	25	32,162	4.1%
Banking, Finance, Insurance & Real Estate	29	32,949	4.2%
Beverage, Food & Tobacco	27	35,064	4.5%
Capital Equipment	18	21,105	2.7%
Chemicals, Plastics & Rubber	22	23,104	3.0%
Construction & Building	18	26,272	3.4%
Consumer Goods: Durable	14	20,054	2.6%
Consumer Goods: Non-Durable	14	22,218	2.9%
Containers, Packaging & Glass	16	20,061	2.6%
Energy: Electricity	5	11,154	1.4%
Energy: Oil & Gas	9	9,539	1.2%
Environmental Industries	11	15,203	2.0%
Forest Products & Paper	1	995	0.1%
Healthcare & Pharmaceuticals	39	58,453	7.5%
High Tech Industries	38	63,876	8.2%
Hotel, Gaming & Leisure	37	50,257	6.5%
Media: Diversified & Production	4	9,855	1.3%
Media: Advertising, Printing, Publishing	7	9,054	1.2%
Media: Broadcasting & Subscription	18	31,663	4.1%
Metals & Mining	4	4,781	0.6%
Retail	37	61,287	7.9%
Services: Business	47	80,349	10.3%
Services: Consumer	26	46,320	6.0%
Telecommunications	21	31,172	4.0%
Transportation: Cargo	14	20,295	2.6%
Transportation: Consumer	2	3,468	0.4%
Utilities: Oil & Gas	2	2,925	0.4%
Utilities: Electric	2	5,017	0.6%
Wholesale	3	4,405	0.6%
	529	777,258	100%

(Dollars in thousands)	As of June 30, 2017
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	117	$179,279	23.1%
B2	190	278,848	35.9%
B3	87	125,107	16.1%
Ba1	13	25,301	3.3%
Ba2	28	33,687	4.3%
Ba3	51	73,164	9.4%
Baa3	4	7,439	1.0%
C	1	1,491	0.2%
Caa1	26	43,615	5.6%
Caa2	9	7,262	0.9%
Caa3	1	1,090	0.1%
WR	2	975	0.1%
Total	529	$777,258	100%

Other Liquidity Considerations

As of June 30, 2017, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the sale of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised an additional approximate $48.3 million from the sale of 7.25% Senior Notes (“2014 Senior Notes” and the 2013 Senior Notes together with the 2014 Senior Notes are the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2014 Senior Notes will mature on January 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2017, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2014 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. In February 2016, the Company purchased $0.5 million face value of the Senior Notes for $0.4 million.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both June 30, 2017 and December 31, 2016.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of June 30, 2017, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of June 30, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

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

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made for the months of six months ended June 30, 2017.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
1/19/2017	1/31/2017	2/15/2017	$0.030
1/19/2017	2/28/2017	3/15/2017	$0.030
1/19/2017	3/31/2017	4/14/2017	$0.030
4/19/2017	4/28/2017	5/15/2017	$0.030
4/19/2017	5/31/2017	6/15/2017	$0.030
4/19/2017	6/30/2017	7/14/2017	$0.030

During the six months ended June 30, 2017, the Company repurchased 74,532 of the Company’s shares at an average price of $5.39 per share for an aggregate purchase price of $0.4 million on the open market.

We had total restricted cash of $51.6 million comprised primarily of $48.3 million of restricted cash at JMP Investment Holdings on June 30, 2017. This balance was comprised of $7.0 million in interest received from loans in the CLOs, and $41.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

Because of the nature of our investment banking and sales and trading businesses, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash and net capital positions. We believe that our available liquidity and current level of equity capital, combined with the funds anticipated to be provided by our operating activities, will be adequate to meet our liquidity and regulatory capital requirements for at least the next twelve months. If circumstances required it, we could improve our liquidity position by discontinuing repurchases of the Company’s common shares, halting cash distributions on our common shares and reducing cash bonus compensation paid.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $18.4 million and $29.7 million, which were $17.4 million and $28.6 million in excess of the required net capital of $1.0 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.76 to 1 and 0.56 to 1 at June 30, 2017 and December 31, 2016, respectively.

A condensed table of cash flows for the six months ended June 30, 2017 and 2016 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2016 to 2017
	2017	2016	a$	a%
Cash flows used in operating activities	$(24,307)	$(4,859)	$(19,448)	-400.2%
Cash flows provided by investing activities	129,386	61,803	67,583	109.4%
Cash flows used in financing activities	(101,786)	(55,523)	(46,263)	-83.3%
Total cash flows	$3,293	$1,421	$1,872	131.7%

Cash Flows for the Six Months Ended June 30, 2017

Cash increased by $3.3 million during the six months ended June 30, 2017, as a result of cash provided in investing activities, partially offset by cash used in operating and financing activities.

Our operating activities used $24.3 million of cash from the net loss of $12.3 million, adjusted for the cash used by operating assets and liabilities of $22.0 million, and provided by non-cash revenue and expense items of $10.1 million. The cash used by the change in operating assets and liabilities included an increase in accrued compensation and other liabilities of $16.7 million, a $5.5 million increase in receivables, partially offset by a decline in interest payable of $2.6 million.

Our investing activities provided $129.4 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $379.7 million, the net change in restricted cash reserved for lending activities of $173.6 million driven by the liquidation of CLO I and CLO II, and, partially offset by $510.4 million funding of loans collateralizing ABS related to the CLO IV issuance.

Our financing activities used $101.8 million of cash primarily due to $503.6 million repayment of ABS issued relating to the liquidation of CLO I and CLO II, partially offset by $408.4 million of proceeds from asset-backed securities issued.

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

 Contractual Obligations

As of June 30, 2017, our aggregate minimum future commitment on our leases was $26.3 million. See Note 13 of the notes to the condensed consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had standby letters of credit of $0.4 million and $1.0 million as of June 30, 2017 and December 31, 2016, respectively. The Company had unfunded commitments to lend of $47.1 million as of June 30, 2017. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2017. The CLO related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the condensed consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2017. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Held for Sale

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $21.2 million as of June 30, 2017. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $5.8 million as of June 30, 2017. The net potential loss in fair value for our marketable equity securities portfolio as of June 30, 2017, using a hypothetical 10% decline in prices, is estimated to be approximately $1.5 million. In addition, as of June 30, 2017, we have invested $17.2 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at June 30, 2017, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.7 million.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities and other fixed income securities and may incur interest-sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

As of June 30, 2017, approximately 86.5% of our combined CLO portfolios had LIBOR floors with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR, but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended June 30, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

April 1, 2017 to April 30, 2017	-	$0.00	-	1,000,000
May 1, 2017 to May 31, 2017	33,106	$5.40	33,106	966,894
June 1, 2017 to June 30, 2017	41,426	$5.38	41,426	925,468
Total	74,532		74,532

(1)	On February 13, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1

Indenture, dated as of June 29, 2017, among JMP Credit Advisors CLO IV Ltd., as Issuer, JMP Credit Advisors CLO IV LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2017).

10.15

Collateral Administration Agreement, dated as of June 29, 2017, by and among JMP Credit Advisors CLO IV Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference from Exhibit 10.15 to the Company’s Form 8-K filed on July 3, 2017).

10.16	Amendment Number Three to Second Amended and Restated Credit Agreement, dated May 9, 2017, between JMP Holding LLC and City National Bank

10.17	Amendment Number Eight to Revolving Note and Cash Subordination Agreement & Revolving Note, dated May 9, 2017, between JMP Securities LLC, City National Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).