Form 10-Q
period 2017-09-30
JMP GROUP LLC
filed 2017-11-09
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of November 6, 2017: 21,485,981.

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

JMP Group LLC

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$87,493	$85,492
Restricted cash and deposits (includes cash on deposit with clearing broker of $250 at both September 30, 2017 and December 31, 2016)	61,964	227,656
Receivable from clearing broker	20,384	6,586
Investment banking fees receivable, net of allowance for doubtful accounts of $80 and zero at September 30, 2017 and December 31, 2016, respectively	14,692	5,681
Marketable securities owned, at fair value	22,015	18,722
Incentive fee receivable	19	499
Other investments (includes $20,191 and $21,459 measured at fair value at September 30, 2017 and December 31, 2016, respectively)	26,573	32,869
Loans held for sale	-	32,488
Loans held for investment, net of allowance for loan losses of $2,151 and $443 at September 30, 2017 and December 31, 2016, respectively	18,747	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses of $6,596 and $6,540, respectively	756,166	654,127
Interest receivable	2,051	3,429
Cash collateral posted for total return swap	-	25,000
Fixed assets, net	2,459	3,143
Deferred tax assets	12,287	7,942
Other assets	6,181	20,266
Total assets	$1,031,031	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$21,001	$4,747
Accrued compensation	28,285	36,158
Asset-backed securities issued (net of debt issuance costs of $3,251 and $3,271 at September 30, 2017 and December 31, 2016, respectively)	737,780	825,854
Interest payable	7,557	6,317
CLO V warehouse credit facility	7,000	-
Bond payable (net of debt issuance costs of $1,727 and $2,042 at September 30, 2017 and December 31, 2016, respectively)	92,101	91,785
Deferred tax liability	2,393	3,872
Other liabilities	20,351	21,803
Total liabilities	916,468	990,536

Commitments and Contingencies (Footnote 13)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2017 and December 31, 2016; 21,460,785 and 21,457,054 shares outstanding at September 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	137,430	135,945
Treasury shares at cost, 1,319,267 and 1,322,998 shares at September 30, 2017 and December 31, 2016, respectively	(7,605)	(7,792)
Accumulated deficit	(29,138)	(8,799)
Total JMP Group LLC shareholders' equity	100,710	119,377
Nonredeemable Non-controlling Interest	13,853	15,917
Total equity	114,563	135,294
Total liabilities and equity	$1,031,031	$1,125,830

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	September 30, 2017	December 31, 2016

Restricted cash	$54,137	$225,777
Loans held for sale	-	32,488
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	756,166	654,127
Interest receivable	2,022	2,180
Other assets	90	178
Total assets of consolidated VIEs	$812,415	$914,750

Asset-backed securities issued	737,780	825,854
Interest payable	6,020	4,580
Other liabilities	1,281	1,192
Total liabilities of consolidated VIEs	$745,081	$831,626

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Investment banking	$22,085	$15,048	$54,813	$41,719
Brokerage	4,763	5,015	15,127	16,921
Asset management fees	4,014	4,044	14,078	18,958
Principal transactions	(1,392)	2,764	(3,608)	10,326
Gain (loss) on sale and payoff of loans	278	(52)	1,208	(961)
Net dividend income	278	230	817	736
Other income	282	262	921	534
Non-interest revenues	30,308	27,311	83,356	88,233

Interest income	10,900	11,472	29,663	35,997
Interest expense	(8,811)	(8,212)	(24,649)	(24,297)
Net interest income	2,089	3,260	5,014	11,700

Gain (loss) repurchase/early retirement of debt	-	-	(5,332)	-
Reversal (provision) for loan losses	(368)	104	(3,488)	(980)

Total net revenues	32,029	30,675	79,550	98,953

Non-interest expenses
Compensation and benefits	24,563	22,167	69,013	70,273
Administration	1,459	1,808	5,999	5,640
Brokerage, clearing and exchange fees	740	734	2,288	2,308
Travel and business development	709	1,019	2,735	3,548
Communications and technology	1,046	1,033	3,150	3,093
Occupancy	1,117	987	3,339	2,853
Professional fees	1,094	1,119	3,109	3,245
Depreciation	277	312	891	968
Other	366	491	1,993	1,652
Total non-interest expenses	31,371	29,670	92,517	93,580
Net income (loss) before income tax expense	658	1,005	(12,967)	5,373
Income tax expense (benefit)	1,113	(597)	(169)	(793)
Net income (loss)	(455)	1,602	(12,798)	6,166
Less: Net income attributable to nonredeemable non-controlling interest	780	941	1,712	4,029
Net income (loss) attributable to JMP Group LLC	$(1,235)	$661	$(14,510)	2,137

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.06)	$0.03	$(0.67)	$0.10
Diluted	$(0.06)	$0.03	$(0.67)	$0.10

Distributions declared per common share	$0.090	$0.090	$0.270	$0.300

Weighted average common shares outstanding:
Basic	21,525	20,946	21,583	21,117
Diluted	21,525	21,901	21,583	21,796

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	23	(7,792)	135,945	(8,799)	15,917	135,294
Net income (loss)	-	-	-	-	(14,510)	1,712	(12,798)
Additional paid-in capital - share-based compensation	-	-	-	1,485	-	-	1,485
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(5,829)	-	(5,829)
Purchases of shares of common shares for treasury	-		(1,967)	-			(1,967)
Reissuance of shares of common shares from treasury	-	-	2,154	-	-	-	2,154
Distributions to non-controlling interest holders	-	-	-	-	-	(3,868)	(3,868)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, September 30, 2017	22,780	23	(7,605)	137,430	(29,138)	13,853	114,563

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	2,137	4,029	6,166
Additonal paid-in capital - share-based compensation	-	-	-	3,559	-	-	3,559
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(6,459)	-	(6,459)
Purchases of shares of common shares for treasury	-		(4,192)	-			(4,192)
Reissuance of shares of common shares from treasury	-	-	260	-	-	-	260
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	1,384	-	(9,595)	(8,211)
Distributions to non-controlling interest holders	-	-	-	-	-	(5,948)	(5,948)
Balance, September 30, 2016	22,780	$23	$(10,695)	$139,946	$(7,473)	$16,268	$138,069

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,798)	$6,166
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	90	-
Provision for loan losses	3,488	980
Accretion of deferred loan fees	(1,734)	(1,224)
Amortization of liquidity discount, net	-	(108)
Amortization of debt issuance costs	315	328
Amortization of original issue discount, related to CLO II, CLO III, and CLO IV	1,607	1,814
Interest paid in kind	-	(53)
(Gain) loss on sale and payoff of loans	(1,208)	961
Loss (gain) on repurchase/early retirement of debt	5,542	(87)
Change in other investments:
Loss from investments in equity method investees	4,628	238
Fair value on other equity investments	(505)	1,819
Realized (gain) loss on other investments	(26)	(7,981)
Depreciation and amortization of fixed assets	891	968
Share-based compensation expense	2,159	4,199
Deferred income taxes	(5,824)	(12,245)
Net change in operating assets and liabilities:
Decrease in interest receivable	1,378	617
(Increase) decrease in receivables	(22,419)	7,936
(Increase) decrease in marketable securities	(3,293)	6,940
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	(1,324)	827
Decrease in deposits and other assets	6,538	8,709
Increase in marketable securities sold, but not yet purchased	16,254	(4,398)
(Decrease) increase in interest payable	1,240	584
Decrease in accrued compensation and other liabilities	(8,983)	(11,898)
Net cash provided by (used in) operating activities	(13,984)	5,092

Cash flows from investing activities:
Purchases of fixed assets	(204)	(325)
Purchases of other investments	(2,034)	(6,103)
Sales of other investments	12,300	39,491
Funding of loans collateralizing asset-backed securities issued	(614,431)	(185,586)
Funding of loans held for sale	(2,752)	-
Funding of loans held for investment	(13,514)	-
Sale and payoff of loans collateralizing asset-backed securities issued	477,210	279,415
Sale of loans held for sale	33,951	-
Principal receipts on loans collateralizing asset-backed securities issued	29,339	51,975
Repayments on loans held for investment	975	52
Repayments on loans held for sale	1,784	-
Net change in restricted cash reserved for lending activities	167,016	(72,301)
Net changes in cash collateral posted for derivative transactions	25,000	(240)
Net cash provided by investing activities	114,640	106,378

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from CLO V warehouse credit facility	7,000	-
Proceeds from asset-backed securities issued	408,394	-
Repurchase of bonds payable	-	(385)
Repayment of asset-backed securities issued	(503,617)	(74,592)
Distributions and distribution equivalents paid on common shares and RSUs	(5,838)	(6,236)
Proceeds from exercises of stock options	1,149	-
Purchase of common shares for treasury	(1,660)	(4,192)
Capital contributions of nonredeemable non-controlling interest holders	92	-
Distributions to non-controlling interest shareholders	(3,868)	(5,948)
Employee taxes paid on shares withheld for tax-withholding purposes	(307)	-
Net cash used in financing activities	(98,655)	(91,353)
Net (decrease) increase in cash and cash equivalents	2,001	20,117
Cash and cash equivalents, beginning of period	85,492	68,551
Cash and cash equivalents, end of period	$87,493	$88,668

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$2,154	$260
Distributions declared but not yet paid	$644	$628
Purchase of subsidiary shares not yet settled	$-	$8,211
Restructuring of loans held for investment to equity securities	$520	$-

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”), JMP Realty Trust Inc., and JMPCA. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages two collateralized loan obligations (“CLO”) vehicles and one CLO warehouse. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”).

Recent Transactions

On June 29, 2017, entities sponsored by JMP Group LLC priced a $456.9 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO IV Ltd. (“CLO IV”), a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO IV LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Moody's Investors Service, Inc. The Company, through a wholly-owned subsidiary, retained 100% of the senior and junior subordinated notes, which are not rated. The transaction closed on June 29, 2017. The Company manages CLO IV, and owns 100% of the subordinated notes.

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

On July 31, 2017, the Company established, through its affiliate JMP Credit Advisors CLO V Ltd. (“CLO V”), a Cayman Islands vehicle (the “Borrower”), a $200 million revolving credit facility (the “Facility”) to finance the acquisition of a portfolio of assets, including certain debt obligations. JMPCA will act as collateral manager with duties including the selection of assets to be acquired by the Borrower. All borrowings under the Facility will be subject to the satisfaction of certain customary covenants, the accuracy of certain representations and warranties, concentration limitations and other restrictions. The Facility will be primarily secured by a portfolio of collateral that includes certain debt obligations that are eligible for acquisition by the Borrower. The Borrower is subject to mandatory prepayments under the Facility upon the occurrence of certain events. In addition, the Borrower may make optional prepayments under the Facility. The Facility was established to fund the purchase of a diverse pool of loans. The Facility is structured to have a twelve month revolving period ending July 30, 2018, and a ten-month amortization period. The Facility will have a market standard advance rate and any outstanding balances will bear interest at standard market interest rates based on LIBOR.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information

The consolidated accounts of the Company include the wholly-owned subsidiaries, JMP Securities, HCS, JMPCA, JMP Investment Holdings, JMPCA TRS, JMP Asset Management Inc., JMP Realty Trust Inc., and CLO IV, CLO V, and the partially-owned subsidiaries JMP Credit Advisors CLO I Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd. (“CLO II”), JMP Credit Advisors CLO III Ltd. (“CLO III”) and HCAP Advisors. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest on the Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016 relate to the interest of third parties in the partially-owned subsidiaries.

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

Accounting Guidance Not Yet Adopted

Accounting Standards Updates (“ASU”) 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), and ASU 2016-08, Principal versus Agent Considerations (Topic 606), were issued in May 2014, August 2015, April 2016, May 2016 and March 2016, respectively, to provide a more robust framework for addressing revenue issues, and to clarify the implementation guidance on principal versus agent considerations. The standards allow either a full retrospective or modified approach at adoption and the Company has chosen modified adoption. They are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted on the original effective date, as stated by ASU 2014-09, annual reporting periods beginning after December 15, 2016. The core principles of the provisions are that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates also clarify guidance relating to identifying performance obligations and licensing implementation. The Company is evaluating certain agreements to determine whether it acts as a principal and should present the related revenue gross of expenses. Any impact resulting from adoption could result in adjustments on investment banking and brokerage revenues, although no material change is expected. While the evaluation efforts over the revenue standard updates are not complete, the Company does not anticipate a significant impact on its financial statements.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$87,493	$87,493	$-	$-	$87,493
Restricted cash and deposits	61,964	61,964	-	-	61,964
Marketable securities owned	22,015	22,015	-	-	22,015
Other investments	12,475	-	11,956	519	12,475
Other investments measured at net asset value (1)	14,098	-	-	-	-
Loans held for investment, net of allowance for loan losses	18,747	-	13,626	3,619	17,245
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	756,166	-	755,435	478	755,913
Total assets:	$972,958	$171,472	$781,017	$4,616	$957,105

Liabilities:
Marketable securities sold, but not yet purchased	$21,001	$21,001	$-	$-	$21,001
Asset-backed securities issued	737,780	-	746,100	-	746,100
Bond payable	92,101	-	96,488	-	96,488
CLO V warehouse credit facility	7,000	-	7,000	-	7,000
Total liabilities:	$857,882	$21,001	$849,588	$-	$870,589

	December 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,492	$85,492	$-	$-	$85,492
Restricted cash and deposits	227,656	227,656	-	-	227,656
Marketable securities owned	18,722	18,722	-	-	18,722
Other investments	13,697	-	13,697	-	13,697
Other investments measured at net asset value (1)	19,172	-	-	-	-
Loans held for sale	32,488	-	33,651		33,651
Loans held for investment, net of allowance for loan losses	1,930	-	-	1,824	1,824
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	-	685,392	-	685,392
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Total assets:	$1,078,284	$356,870	$732,740	$1,824	$1,091,434

Liabilities:
Marketable securities sold, but not yet purchased	$4,747	$4,747	$-	$-	$4,747
Asset-backed securities issued	825,854	-	831,854	-	831,854
Bond payable	91,785	-	94,517	-	94,517
Total liabilities:	$922,386	$4,747	$926,371	$-	$931,118

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

(In thousands)		September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	22,015	$22,015	$-	$-	$22,015
Other investments:
Investments in hedge funds managed by HCS	11,956	-	11,956	-	11,956
Investments in private equity funds managed by HCS (1)	5,503	-	-	-	-
Investments in funds of funds managed by HCS (1)	3	-	-	-	-
Investments in funds of capital debt managed by the Company (1)	239	-	-	-	-
Total investment in funds managed by HCS	17,701	-	11,956	-	11,956
Limited partnership in investments in private equity/ real estate funds (1)	3,547	-	-	-	-
Total other investments	21,248	-	11,956	-	11,956
Total assets:	43,263	$22,015	$11,956	$-	$33,971
Marketable securities sold, but not yet purchased	21,001	21,001	-	-	21,001
Total liabilities:	21,001	$21,001	$-	$-	$21,001

(In thousands)		December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	18,722	$18,722	$-	$-	$18,722
Other investments:
Investments in hedge funds managed by HCS	12,444	-	12,444	-	12,444
Investments in private equity funds managed by HCS (1)	4,227	.	.	-	-
Investments in funds of funds managed by HCS (1)	5	-	-	-	-
Total investment in funds managed by HCS	16,676	-	12,444	-	12,444
Limited partnership in investments in private equity/ real estate funds (1)	3,530	-	-	-	-
Total return swap	1,253		1,253		1,253
Total other investments	21,459	-	13,697	-	13,697
Total assets:	$40,181	$18,722	$13,697	$-	$32,419
Marketable securities sold, but not yet purchased	4,747	4,747	-	-	4,747
Total liabilities:	$4,747	$4,747	$-	$-	$4,747

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

As September 30, 2017 and December 31, 2016, the fair value of the following investments was estimated using net asset value as a practical expedient:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Investments in Funds of Funds managed by HCS (1)	N/A	N/A	$3	$5	$-	$-
Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$3,547	$3,530	$-	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$5,503	$4,227	$1,085	$1,085
Investments in funds of capital debt managed by the Company	Nonredeemable	N/A	$239	$-	$2,184	$-

(1) Investments in Funds of Funds managed by HCS began the process of liquidation on December 31, 2015.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. As of December 31, 2016, the Company held loans held for sale of $32.5 million which were measured at the lower of cost or market. The Company held loans measured at fair value on a non-recurring basis of $2.5 and $34.4 as of September 30, 2017 and December 31, 2016, respectively.

Loans Held for Investment

At September 30, 2017 and December 31, 2016, loans held for investment included ten and four loans, respectively, outside of the CLO portfolios. Given the small size of this loan portfolio, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. In addition, as of September 30, 2017, the Company held $10.1 million loans held for investment in the CLO V warehouse portfolio.  The credit quality of the CLO V warehouse loans is evaluated in the same manner as the credit qualify of loans collateralizing asset-backed securities issued.  See Note 5.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In 2016, the Company placed this loan on non-accrual status, and recorded a related reserve for $0.4 million. As of September 30, 2017 and December 31, 2016, the carrying value of this loan was $0.3 million, net of a $2.0 million reserve, and $1.7 million, net of a $0.4 million reserve, respectively. The Company determined the fair value of loans held for investment to be $0.3 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

As of September 30, 2017, the Company held $4.9 million of loans held for investment which were, previously held in the CLO II portfolio. The Company recorded a net reversal of provision for loan losses of $116 thousand at September 30, 2017 related to these loans. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. The pricing service’s analysis incorporates comparable loans traded in the marketplace, the obligor’s industry, future business prospects, capital structure, and expected credit losses. At September 30, 2017 the Company had two loans which were modified in a troubled debt restructuring. The principal balance of the loans was reduced from $2.6 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and interest rates on the loans were increased by 1.30% and 3.10% percent. In addition, the Company received cash of $0.5 million and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. As of September 30, 2017, the Company’s loan outstanding to this entity was $3.4 million. The Company determined the fair value of loans held for investment to be $3.4 million as of September 30, 2017, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

Investments at Cost and other Equity Method Investments

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

On November 16, 2015, the Company made a $2.0 million commitment to a fund, which focuses on acquiring a portfolio of seasoned real estate equity investments. The Company recognizes its investment using the equity method. In the three and nine months ended September 30, 2016, the Company recognized gains of zero and $0.3 million, and received distributions of $0.1 million and $0.7 million, respectively. On September 26, 2016, the Company sold the investment to JMPRP, resulting in a $0.1 million loss.

On December 2, 2015, the Company made a $12.8 million investment in a business, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method, with related gains recognized in principal transactions. In the quarter and nine months ended September 30, 2017, the Company recognized losses of $2.6 million and $5.4 million, and received distributions of $0.4 million and $1.0 million. In the quarter and nine months ended September 30, 2016, the Company recognized gains of $0.4 million and a loss of $0.8 million, and received distributions of $0.3 million and $0.6 million. In the quarter and nine months ended September 30, 2017, these losses incorporated depreciation and amortization expenses at this business of $2.6 million and $6.5 million. In the quarter and nine months ended September 30, 2016, these losses incorporated depreciation and amortization expenses at this business of $0.7 million and $3.1 million. On September 26, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. As of September 30, 2017 and December 31, 2016, the carrying value of this investment was $4.5 million and $10.8 million, respectively.

Derivative Financial Instruments

In the second quarter of 2015, JMPCA TRS entered into a TRS. The TRS effectively allows the Company to build up a portfolio of broadly syndicated loans with characteristics similar to the warehouse facility used to accumulate assets for CLO III.  The TRS differs from a traditional warehouse facility, in that the Company does not own or take title to the loans.  The TRS provides all the economic risks and rewards of owning the assets; however, they are only reference assets during the life of the investment. Under the TRS, JMPCA TRS pays interest on the value of the portfolio balance in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS had a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. As of December 31, 2016, the TRS is held in Other Investments, with gains and losses recorded in Principal Transactions. In the nine months ended September 30, 2017, the Company recognized a $1.3 million loss on the TRS. In the three and nine months ended September 30, 2016, the Company recognized a $1.5 million and a $2.1 million gain on the TRS, respectively. The Company determined the fair value of the TRS to be $1.3 million asset as of December 31, 2016, respectively, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, in prior periods which was recorded in the line item cash collateral posted for total return swap. In the first quarter of 2017, the Company posted an additional $0.9 million. In association with CLO IV purchasing the TRS assets, in the second quarter, the TRS returned $23.5 million of the cash collateral. During the third quarter all of the remaining cash collateral was returned to the Company.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Loans collateralizing asset-backed securities issued and loans held for sale are commercial loans securitized and owned by the Company’s CLOs. The loans consist of those loans within the CLO securitization structure at the acquisition date of CLO I and loans purchased by the CLOs subsequent to the CLO I acquisition date. In the fourth quarter of 2016, CLO I initiated the liquidation process and sold the majority of its loan portfolio within that quarter. The remaining loans were reflected as loans held for sale as of December 31, 2016. The following table presents the components of loans collateralizing asset-backed securities issued and loans held for sale as of September 30, 2017 and December 31, 2016:

(In thousands)	Loans Collateralizing Asset-backed Securities		Loans Held for Sale
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Outstanding principal	$768,531	$667,237	$-	$33,748
Allowance for loan losses	(6,596)	(6,540)	-	-
Liquidity discount	-	-	-	(772)
Deferred loan fees, net	(5,769)	(6,570)	-	(308)
Valuation allowance	N/A	N/A	-	(180)
Total loans, net	$756,166	$654,127	$-	$32,488

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the three months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30, 2017
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,827	$(1,211)	$-	$(121)	$2,495
Repayments	(32)	-	-	-	(32)
Provision for loan losses	-	(128)	-	-	(128)
Write-off / restructuring	(1,405)	950	-	106	(349)
Transfers to/from non-impaired loans, net	(969)	-	-	-	(969)
Balance at end of period	$1,421	$(389)	$-	$(15)	$1,017

Non-impaired Loans
Balance at beginning of period	$767,778	$(6,451)	$-	$(6,060)	$755,267
Purchases	104,644	-		(633)	104,011
Repayments	(8,516)	-		-	(8,516)
Accretion of discount	-	-		428	428
Provision for loan losses	-	244		-	244
Sales and payoff	(97,765)	-		511	(97,254)
Transfers to/from impaired loans, net	969	-		-	969
Balance at end of period	$767,110	$(6,207)	$-	$(5,754)	$755,149

(In thousands)	Three Months Ended September 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,198	$(698)	$-	$(249)	$2,251
Repayments	(43)	-	-	-	(43)
Balance at end of period	$3,155	$(698)	$-	$(249)	$2,208

Non-impaired Loans
Balance at beginning of period	$915,616	$(5,339)	$(847)	$(7,883)	$901,547
Purchases	71,071	-	-	(644)	70,427
Repayments	(14,610)	-	-	195	(14,415)
Accretion of discount	-	-	37	409	446
Reversal of provision for loan losses	-	104	-	-	104
Sales and payoff	(137,008)	-	-	385	(136,623)
Balance at end of period	$835,069	$(5,235)	$(810)	$(7,538)	$821,486

The table below summarizes the activity in the loan principal, allowance for loan losses, liquidity discount, deferred loan fees, and the carrying value for the loans as of and for the nine months ended September 30, 2017 and 2016:

(In thousands)	Nine Months Ended September 30, 2017
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$3,113	$(937)	$-	$(249)	$1,927
Repayments	(136)	-	-	-	(136)
Provision for loan losses	-	(1,641)	-	-	(1,641)
Write-off / restructuring	(1,405)	950	-	106	(349)
Transfers to/from non-impaired loans, net	3,888	-	-	(30)	3,858
Transfers to loans held for investment	(4,040)	1,239	-	159	(2,642)
Balance at end of period	$1,420	$(389)	$-	$(14)	$1,017

Non-impaired Loans
Balance at beginning of period	$664,124	$(5,603)	$-	$(6,323)	$652,198
Purchases	618,944	-	-	(4,513)	614,431
Repayments	(29,203)	-	-	-	(29,203)
Accretion of discount	-	-	-	1,419	1,419
Provision for loan losses	-	(630)	-	-	(630)
Sales and payoff	(479,733)	-	-	3,551	(476,182)
Transfers to/from non-impaired loans, net	(3,888)	-	-	29	(3,859)
Transfers to loans held for investment	(3,133)	26	-	82	(3,025)
Balance at end of period	$767,111	$(6,207)	$-	$(5,755)	$755,149

(In thousands)	Nine Months Ended September 30, 2016
	Principal	Allowance for Loan Losses	Liquidity Discount	Deferred Loan Fees	Carrying Value, Net
Impaired Loans
Balance at beginning of period	$-	$-	$-	$-	$-
Repayments	(56)	-	-	-	(56)
Provision for loan losses	-	(24)	-	-	(24)
Transfers to/from non-impaired loans, net	3,211	(674)	-	(249)	2,288
Balance at end of period	$3,155	$(698)	$-	$(249)	$2,208

Non-impaired Loans
Balance at beginning of period	$984,110	$(5,396)	$(918)	$(8,132)	$969,664
Purchases	188,488	-	-	(2,902)	185,586
Repayments	(52,485)	-	-	566	(51,919)
Accretion of discount	-	-	108	1,224	1,332
Provision for loan losses	-	(513)	-	-	(513)
Sales and payoff	(281,833)	-	-	1,457	(280,376)
Transfers to/from non-impaired loans, net	(3,211)	674	-	249	(2,288)
Balance at end of period	$835,069	$(5,235)	$(810)	$(7,538)	$821,486

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for loans collateralizing asset-backed securities for the three and nine months ended September 30, 2017 and 2016 is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(7,662)	$(6,037)	$(6,540)	(5,397)
Provision for loan losses:
Specific reserve	(128)	-	(1,641)	(698)
General reserve	244	104	(630)	162
Write-off / restructuring	950	-	950	-
Transfer to loans held for investment	-	-	1,265	-
Balance at end of period	$(6,596)	$(5,933)	$(6,596)	$(5,933)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2017 and December 31, 2016, $4.2 million and $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $751.9 million and $657.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of September 30, 2017 and December 31, 2016, respectively. The entire $32.5 million of recorded investment amount of loans held for sale was individually evaluated for impairment at December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at September 30, 2017 and December 31, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
Impaired loans with an allowance recorded	$4,221	$4,355	$1,172	$4,274	$95
Impaired loans with no related allowance recorded	-	-	-	-	-
	$4,221	$4,355	$1,172	$4,274	$95

December 31, 2016
Impaired loans with an allowance recorded	$2,864	$3,211	$938	$2,913	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
	$2,864	$3,211	$938	$2,913	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at September 30, 2017 or December 31, 2016. As of December 31, 2016, the Company had no loans which were modified in a troubled debt restructuring. At September 30, 2017 the Company had two loans which were modified in a troubled debt restructuring. The principal balance of the loans was reduced from $2.5 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and interest rates on the loans were increased by 1.30% and 3.10% percent. In addition, the Company received cash of $0.4 million and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at September 30, 2017 and December 31, 2016:

(In thousands	Cash Flow Loans		Loans Held for Sale - Cash Flow
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Moody's rating:
Baa1 - Baa3	$9,008	$12,145	$-	$6,769
Ba1 - Ba3	123,893	137,717	-	13,957
B1 - B3	586,401	467,125	-	11,377
Caa1 - Caa3	43,461	37,913	-	565
Ca	-	2,903	-	-
Not Rated	-	2,864	a	-
Total:	$762,763	$660,667	$-	$32,668

Internal rating: (1)
2	$658,312	$545,181	$-	$27,109
3	88,310	94,407	-	5,559
4	14,734	18,215	-	-
5	1,407	2,864	-	-
Total:	$762,763	$660,667	$-	$32,668

Performance:
Performing	$761,356	$657,803	$-	$32,668
Non-Performing	1,407	2,864	-	-
Total:	$762,763	$660,667	$-	$32,668

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

The Company determined the fair value of loans collateralizing asset-backed securities to be $755.4 million and $685.4 million as of September 30, 2017 and December 31, 2016, respectively; primarily using the average market bid and ask quotation obtained from a loan pricing service. Such loans are identified as Level 2 assets. The valuations are received from a pricing service to which the Company subscribes. Significant declines in the performance of the obligor would result in decreases to the fair value measurement. The fair value of loans held for sale was determined to be $33.7 million as of December 31, 2016. The Company held no loans held for sale as of September 30, 2017.

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

The Company incurred no debt issuance costs in the nine months ended September 30, 2017 and 2016. Debt issuance costs are amortized over the estimated life of the bond. As of September 30, 2017 and December 31, 2016, the Company held $1.8 million and $2.0 million of unamortized debt issuance costs.

	As of September 30, 2017		As of December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

7.25% Senior Notes	$47,922,500	$816,026	$47,922,500	$1,001,956
8.00% Senior Notes	$45,905,250	$911,199	$45,905,250	$1,040,347

Note Payable and Lines of Credit

As of September 30, 2017 and December 31, 2016, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2017 and December 31, 2016.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of September 30, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both September 30, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

CLO V Warehouse Credit Facility

On July 31, 2017, the Company established, through its affiliate JMP Credit Advisors CLO V Ltd., a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. As of September 30, 2017, the balance of the credit facility was $7.0 million.

7. Asset-backed Securities Issued

CLO I

On May 17, 2007, CLO I completed a $500.0 million aggregate principal amount of notes (the “Notes”) on-balance sheet debt securitization comprised of $455.0 million of secured debt and $45.0 million of unsecured, subordinated notes (“CLO equity”). The Notes would be repaid from the cash flows generated by the loan portfolio owned by CLO I. The Notes were issued in six separate classes as set forth in the table below. The Company owns approximately 94.0% of the unsecured subordinated notes and $13.8 million of Class C, D and E notes ($2.0 million of Class C, $4.1 million of Class D and $7.7 million of Class E notes). These unsecured subordinated notes and the Class C, D and E notes owned by the Company were eliminated upon consolidation of JMP Investment Holdings, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2017 and December 31, 2016.

The reinvestment period for CLO I ended in May 2013. Since this date, all scheduled principal payments from the borrowers have been applied to paying down the most senior (AAA) CLO notes. The Company was still permitted to reinvest some unscheduled principal payments, which includes most loan payoffs subject to certain provision.  In the fourth quarter in 2016, the Company made the decision to call the secured notes on CLO I in the first quarter of 2017 and began the process of liquidating the portfolio.

The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of September 30, 2017.

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

The activity in the note principal for the three and nine months ended September 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$-	$251,693	$187,417	$293,457
Repayments	-	(32,068)	(187,417)	(73,832)
Asset-backed securities at end of period	$-	$219,625	$-	$219,625

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of secured notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes were issued in multiple tranches and are rated by Standard & Poor's Ratings Services. The Secured Notes are repaid from the cash flows generated by the loan portfolio owned by CLO II. The Company initially owned approximately 72.8% of the Subordinated Notes. In the first quarter of 2014, the Company repurchased $6.0 million of the Subordinated Notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. The Company repurchased $7.0 million of Class F notes in March 2017. The Subordinated Notes were eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2017 and December 31, 2016.

During the second quarter of 2017, the Company, as majority owner of the subordinated notes, called the notes and began the process of liquidating the portfolio. The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of September 30, 2017.

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

The CLO II notes recorded at fair value upon the issuance of CLO II in April 2013 include a discount to par value. As the Company called the notes in the second quarter of 2017 the remaining issuance discount of $4.6 million was amortized during the quarter in the gain (loss) repurchase/early retirement of debt line item. The activity in the note principal and issuance discount for the three and nine months ended September 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$-	$-	$-	$316,200	$(5,446)	$310,754
Repayments	-	-	-	-	-	-
Amortization of discount	-	-	-	-	263	263
Loss on early retirement of debt	-	-	-	-	-	-
Balance at end of period	$-	$-	$-	$316,200	$(5,183)	$311,017

(In thousands)	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,200	$(4,916)	$311,284	$316,960	$(5,960)	$311,000
Repayments	(316,200)	-	(316,200)	(760)	-	(760)
Amortization of discount	-	547	547	-	777	777
Loss on early retirement of debt	-	4,369	4,369	-	-	-
Balance at end of period	$-	$-	$-	$316,200	$(5,183)	$311,017

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of secured notes (the “Secured Notes”) and $38.4 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. 9The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 46.7% of the Subordinated Notes at September 30, 2017 and December 31, 2016. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2017 and December 31, 2016.

(In millions)	As of September 30, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.4)	$227.6	1.24%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.5)	41.2	1.80%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.4)	22.1	2.60%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	3.90%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.10%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.3)	$330.8
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(5.8)	$364.7
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.3)	$330.8

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.7)	$330.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.2)	$364.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.7)	$330.4

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

The Notes were recorded at fair value upon the issuance of CLO III in September 2014, and include a discount to par value. The activity in the note principal and purchase discount for the three and nine months ended September 30, 2017 and 2016 comprised the following:

(In thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,427)	$330,673	$332,100	$(1,923)	$330,177
Amortization of discount	-	123	123	-	124	124
Balance at end of period	$332,100	$(1,304)	$330,796	$332,100	$(1,799)	$330,301

(In thousands)	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,676)	$330,424	$332,100	$(2,165)	$329,935
Amortization of discount	-	372	372	-	366	366
Balance at end of period	$332,100	$(1,304)	$330,796	$332,100	$(1,799)	$330,301

CLO IV

On June 29, 2017, CLO IV completed a $456.9 million securitization, comprised of $414.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $42.9 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO IV. The Company owned 100% of the Subordinated Notes at September 30, 2017. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at September 30, 2017.

(In millions)	As of September 30, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$285.8	$285.8	$-	$285.8	1.37%	Aaa/AAA
Class B Senior Deferrable Floating Rate Notes due 2025	54.0	54.0	(0.2)	53.8	1.90%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	27.0	27.0	(0.3)	26.7	2.65%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	24.8	24.8	(0.6)	24.2	4.15%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	22.4	22.4	(0.9)	21.5	6.80%	Ba3/NR
Total secured notes sold to investors	$414.0	$414.0	$(2.0)	$412.0
Unsecured subordinated notes due 2025	42.9	42.9	(3.8)	39.1
Total notes for the CLO IV offering	$456.9	$456.9	$(5.8)	$451.1
Consolidation elimination	N/A	(42.9)	3.8	(39.1)
Total CLO IV asset-backed securities issued	N/A	$414.0	$(2.0)	$412.0

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

The Notes were recorded at fair value upon the issuance of CLO IV in June 2017, and include a discount to par value. The activity in the note principal and purchase discount for the three and nine months ended September 30, 2017 comprised the following:

(In thousands)	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$414,000	$(1,990)	$412,010	$-	$-	$-
CLO IV issuance	-	-	-	414,000	(1,990)	412,010
Amortization of discount	-	44	44	-	138	138
Balance at end of period	$414,000	$(1,946)	$412,054	$414,000	$(1,852)	$412,148

Interest on Asset Backed Securities

Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2017 was $6.8 million and $18.9 million, which comprised of coupon interest of $6.4 million and $17.0 million, and issuance discount amortization of $0.5 million and $1.9 million. Total interest expense related to the asset-backed securities issued for the three and nine months ended September 30, 2016 was $6.4 million and $18.8 million, which comprised of coupon interest of $5.8 million and $17.0 million, and issuance discount amortization of $0.6 million and $1.8 million. As of September 30, 2017 and December 30, 2016, accrued interest payable on the Notes was $6.0 million and $4.6 million, respectively.

Fair Value of Asset Backed Securities

The Company determined the fair value of asset-backed securities issued to be $746.1 million and $831.9 million as of September 30, 2017 and December 31, 2016, respectively, based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

 8. Shareholders’ Equity

Share Repurchase Program

On February 13, 2017, with the previous authorization expired, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017. During the three and nine months ended September 30, 2017, the Company repurchased 235,612 and 362,694 of the Company’s shares, respectively, at an average price of $5.34 and $5.42 per share, respectively, for an aggregate purchase price of $1.3M and $2.0 million on the open market, respectively.

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

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30, 2017
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,710,000	$6.53
Exercised	(195,000)	6.24
Balance, end of period	2,515,000	$6.54

Options exercisable at end of period	2,515,000	$6.54

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2017:

September 30, 2017
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,490,000	1.76	$6.54	$-	2,490,000	1.76	$6.54	-

The Company recognizes share-based compensation expense for share options over the vesting period using the straight-line method. The Company recognized compensation expense related to share options of zero and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized compensation expense related to share options of $0.1 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was no unrecognized compensation expense related to share options.

The Company recognized current income tax benefits $24 thousand and $53 thousand from the exercise of share options during the three and nine months ended September 30, 2017. There were no share options exercised during the three and nine months ended September 30, 2016. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during these periods.

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

The following table summarizes RSU activity for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30, 2017
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	646,558	$5.14
Granted	389,915	5.89
Vested	(164,062)	5.99
Forfeited	(31,071)	4.10
Balance, end of period	841,340	$5.21

The aggregate fair value of RSUs vested during both the three months ended September 30, 2017 and 2016 were $0.4 million and $0.2 million, respectively. The aggregate fair value of RSUs vested during the nine months ended September 30, 2017 and 2016 were $1.0 million and $0.4 million, respectively.

For the three months ended September 30, 2017 and 2016, the income tax benefits realized from the vested RSUs were $0.1 million and $51 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the income tax benefits realized from the vested RSUs were $0.4 million and $0.1 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended September 30, 2017 and 2016, the Company recorded compensation expenses of $0.8 million and $1.4 million for RSUs, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expenses of $2.4 million and $3.4 million for RSUs, respectively.

For the three months ended September 30, 2017 and 2016, the Company recognized income tax benefits of $0.3 million and $0.6 million, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2017 and 2016, the Company recognized income tax benefits of $0.9 million and $1.5 million, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2017, there was $0.9 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 0.78 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

The following table summarizes the SARs activity for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30, 2017
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,580,000	$7.33
Forfeited	(95,000)	7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2017:

September 30, 2017
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise Prices			Number	Contractual	Exercise	Intrinsic
			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	2.25	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended September 30, 2017 and 2016, the Company recorded SARs compensation benefit of $67 thousand and expense of $46 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded SARs compensation benefit of $0.3 million and expense of $0.2 million, respectively.

For the three months ended September 30, 2017 and 2016, the Company recognized income tax benefit of $0.1 million and income tax expense of $0.2 million, respectively, related to the compensation expense and reversal recognized for SARs. For the nine months ended September 30, 2017 and 2016, the Company recognized income tax expense of $26 thousand and income tax benefit of $0.1 million, respectively, related to the compensation expense and reversal recognized for SARs. As of September 30, 2017, there was $40 thousand of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 0.25 years.

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

The computations of basic and diluted net income per share for the quarters and nine months ended September 30, 2017 and 2016 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator:
Net income (loss) attributable to JMP Group, LLC	$(1,235)	$661	$(14,510)	$2,137

Denominator:
Basic weighted average shares outstanding	21,525	20,946	21,583	21,117

Effect of potential dilutive securities:
Restricted share units	-	955	-	679

Diluted weighted average shares outstanding	21,525	21,901	21,583	21,796

Net income (loss) per share
Basic	$(0.06)	$0.03	$(0.67)	$0.10
Diluted	$(0.06)	$0.03	$(0.67)	$0.10

In the table above, for the quarter ended September 30, 2016, unvested non-forfeitable RSUs that have distribution equivalent rights are treated as a separate class of securities in calculating net income per share. There was no impact of applying this methodology to the basic net income per share of zero for the quarter.

Share options to purchase 2,501,141 and 2,667,283 shares of common shares for the quarters ended September 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Share options to purchase 2,572,012 and 2,720,985 shares of common shares for the nine months ended September 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 824,053 and zero shares of common shares for the quarters ended September 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Restricted share units for 822,240 and 97,382 shares of common share for the nine months ended September 30, 2017 and 2016, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All full-time employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. The Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.3 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.

12. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership taxable as a partnership for United States federal income tax purposes. The consolidated entities of the Company consist of wholly-owned corporate subsidiaries and entities treated as partnerships for U.S. income tax purposes. Income earned by the corporate subsidiaries is subject to U.S. federal and state income taxation. Income earned by the non-corporate subsidiaries is not subject to U.S. federal and state corporate income tax. These amounts are allocated to JMP Group LLCs partners.

For the three months ended September 30, 2017 and 2016, the Company recorded income tax expense of $1.1 million and income tax benefit of $0.6 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax benefit of $0.2 million and $0.8 million, respectively. The effective tax rates were 8.1 % and 10.3 % for the three months ended September 30, 2017 and 2016, respectively. The effective tax rates were 1.3 % and 14.8 % for the nine months ended September 30, 2017 and 2016, respectively

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and (ii) a significant portion of pre-tax income/(loss) is from qualifying sources that are generated by certain flow through entities within the Company. These amounts are excluded from the computation of corporate income tax.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, New York, and Florida under various operating leases. Occupancy expense for the quarters ended September 30, 2017 and 2016 was $1.1 million and $1.0 million, respectively. The Company recorded sublease income of $54 thousand and $0.1 million for the quarters ended September 30, 2017 and 2016, respectively. Occupancy expense for the nine months ended September 30, 2017 and 2016 was $3.3 million and $2.9 million, respectively. The Company recorded sublease income of $0.2 million for both the nine months ended September 30, 2017 and 2016. The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period uniformly net of the free rent savings. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease
Year Ending December 31,	Commitments
2017	$1,183
2018	4,787
2019	3,984
2020	2,568
2021	2,553
Thereafter	10,020
Total Lease Commitments	$25,095

In connection with its underwriting activities, JMP Securities enters into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2017 and December 31, 2016, had no material effect on the consolidated financial statements.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker, may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both September 30, 2017 and December 31, 2016. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend $39.4 million as of September 30, 2017. As of December 31, 2016, the Company had sold unfunded commitments of $20.7 million that had not yet settled. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $10.0 million and $7.8 million of the unfunded commitments as of September 30, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. $12.9 million of the unfunded commitments as of September 30, 2017 relate to commitments traded but not yet closed in CLO IV. $16.5 million of the unfunded commitments as of September 30, 2017 relate to commitments traded but not yet closed in CLO V. The Company determined the fair value of the unfunded commitments to be $41.8 million as of September 30, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $21.1 million and $29.7 million, which were $19.8 million and $28.6 million in excess of the required net capital of $1.3 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.92 to 1 and 0.56 to 1 at September 30, 2017 and December 31, 2016, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of September 30, 2017 and December 31, 2016, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $26.8 million and $27.8 million, respectively, which consisted of investments in hedge and other private funds of $16.6 million and $17.3 million, respectively, and an investment in HCC common stock of $10.2 million and $10.5 million, respectively. Base management fees earned from these affiliated entities were $3.9 million and $4.2 million for the quarters ended September 30, 2017 and 2016. Base management fees earned from these affiliated entities were $12.1 million and $12.4 million for the nine months ended September 30, 2017 and 2016, respectively. Also, the Company earned incentive fees of $0.1 million from these affiliated entities for the three months ended September 30, 2017. No incentive was earned for the three months ended September 30, 2016. The Company earned incentive fees of $2.0 million and $6.5 million, from these affiliated entities for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had incentive fees receivable from these affiliated entities of $19 thousand and $0.5 million, respectively.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2017 and December 31, 2016 have subsequently settled with no resulting material liability to the Company. For the three and nine months ended September 30, 2017 and 2016, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2017 or December 31, 2016.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. The Company had unfunded commitments to lend $39.4 million as of September 30, 2017. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $10.0 million and $7.8 million of the unfunded commitments as of September 30, 2017 and December 31, 2016, respectively, relate to commitments traded but not yet closed in CLO III. $12.9 million of the unfunded commitments as of September 30, 2017 relate to commitments traded but not yet closed in CLO IV. $16.5 million of the unfunded commitments as of September 30, 2017 relate to commitments traded but not yet closed in CLO V. The Company determined the fair value of the unfunded commitments to be $41.8 million as of September 30, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

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

Management uses operating net income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss reserves on the CLOs, (vii) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs, (viii) reverses the one-time expense associated with the contribution of the remaining assets in JMP Credit Advisors CLO II to newly formed JMP Credit Advisors CLO IV, and (ix) the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III; and the resulting acceleration of the amortization of remaining capitalized issuance costs. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the quarters and nine months ended September 30, 2017 and 2016 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Broker-Dealer
Non-interest revenues	$26,848	$20,066	$69,944	$58,640
Total net revenues after provision for loan losses	$26,848	$20,066	$69,944	$58,640
Non-interest expenses	22,215	19,332	63,234	57,637
Segment operating pre-tax net income	$4,633	$734	$6,710	$1,003
Segment assets	$81,880	$63,648	$81,880	$63,648
Asset Management
Non-interest revenues	$4,798	$5,296	$14,965	$21,721
Total net revenues after provision for loan losses	$4,798	$5,296	$14,965	$21,721
Non-interest expenses	4,948	5,176	15,346	20,473
Segment operating pre-tax net income	$(150)	$120	$(381)	$1,248
Segment assets	$19,424	$30,158	$19,424	$30,158
Corporate
Non-interest revenues	$1,572	$3,635	$7,199	$12,728
Net interest income	1,145	2,057	2,100	6,431
Provision for loan losses	(593)	17	(2,415)	(795)
Total net revenues after provision for loan losses	$2,124	$5,709	$6,884	$18,364
Non-interest expenses	3,706	4,308	12,624	14,857
Segment operating pre-tax net income	$(1,582)	$1,401	$(5,740)	$3,507
Segment assets	$1,252,859	1,410,152	$1,252,859	$1,410,152
Eliminations
Non-interest revenues	$(821)	$(1,422)	$(2,584)	$(4,057)
Total net revenues after provision for loan losses	$(821)	$(1,422)	$(2,584)	$(4,057)
Non-interest expenses	(821)	(1,422)	(2,584)	(4,057)
Segment operating pre-tax net loss	$-	$-	$-	$-
Segment assets	$(323,132)	$(336,979)	$(323,132)	$(336,979)
Total Segments
Non-interest revenues	$32,397	$27,575	$89,524	$89,032
Net interest income	1,145	2,057	2,100	6,431
Provision for loan losses	(593)	17	(2,415)	(795)
Total net revenues after provision for loan losses	$32,949	$29,649	$89,209	$94,668
Non-interest expenses	30,048	27,394	88,620	88,910
Segment operating pre-tax net income	$2,901	$2,255	$589	$5,758
Total assets	$1,031,031	$1,166,979	$1,031,031	$1,166,979

The following tables reconcile the total segments to consolidated net income before income tax expense and total assets as of and for the three and six months ended September 30, 2017 and 2016.

(In thousands)	As of and Three Months Ended September 30, 2017				As of and Three Months Ended September 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$32,397	$(2,089)	(a)	$30,308	$27,575	$(264)	(a)	$27,311
Net Interest Income	1,145	944	(b)	2,089	2,057	1,203	(b)	3,260
Gain (loss) repurchase/early retirement of debt	-	-		-	-	-		-
Provision for loan losses	(593)	225		(368)	17	87		104
Total net revenues after provision for loan losses	$32,949	$(920)		$32,029	$29,649	$1,026		$30,675
Non-interest expenses	30,048	1,323	(c )	31,371	27,394	2,276	(c )	29,670
Noncontrolling interest	-	780		780	-	941		941
Operating pre-tax net income (loss)	$2,901	$(3,023)	(d)	$(122)	$2,255	$(2,191)	(d)	$64
Total assets	$1,031,031	$-		$1,031,031	$1,166,979	$-		$1,166,979

(In thousands)	As of and Nine Months Ended September 30, 2017				As of and Nine Months Ended September 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		JMP Consolidated

Non-interest revenues	$89,524	$(6,168)	(a)	$83,356	$89,032	$(799)	(a)	$88,233
Net Interest Income	2,100	2,914	(b)	5,014	6,431	5,269	(b)	11,700
Gain (loss) repurchase/early retirement of debt	-	(5,332)		(5,332)	-	-		-
Provision for loan losses	(2,415)	(1,073)		(3,488)	(795)	(185)		(980)
Total net revenues after provision for loan losses	$89,209	$(9,659)		$79,550	$94,668	$4,285		$98,953
Non-interest expenses	88,620	3,897	(c )	92,517	88,910	4,670	(c )	93,580
Noncontrolling interest	-	1,712		1,712	-	4,029		4,029
Operating pre-tax net income (loss)	$589	$(15,268)	(d)	$(14,679)	$5,758	$(4,414)	(d)	$1,344
Total assets	$1,031,031	$-		$1,031,031	$1,166,979	$-		$1,166,979

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

(d) Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Net Income (loss) attributable to JMP Group LLC	$(1,235)	$661	$(14,510)	$2,137
Income tax expense (benefit)	1,113	(597)	(169)	(793)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(122)	$64	$(14,679)	$1,344
Subtract (Add back)
Share-based compensation expense	(260)	(583)	(595)	(1,283)
Deferred compensation program accounting adjustment	(436)	(1,126)	(1,268)	(1,046)
Net unrealized loss/ (gain) on strategic equity investments and warrants.	191	(435)	(297)	329
General loan loss reserve for the CLOs	136	76	(697)	109
CLO refinancing and accelerated expenses	(14)	-	(300)	-
Depreciation of commercial real estate in underlying investments	(2,571)	(123)	(6,472)	(2,523)
Amortization of intangible assets	(69)	-	(207)	-
Early debt retirement of CLO	-	-	(5,432)	-
Total Consolidation Adjustments and Reconciling Items	(3,023)	(2,191)	(15,268)	(4,414)
Segment operating pre-tax net income (loss)	$2,901	$2,255	$589	$5,758

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

	As of
(In thousands)	September 30, 2017	December 31, 2016
	Net Assets	Net Assets
Harvest Small Cap Partners	$293,412	$296,404
Harvest Agriculture Select	22,609	22,796

(In thousands)	Three Months Ended September 30,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$14,991	$(4,228)	$732	$(4,868)
Harvest Agriculture Select	655	(42)	300	(93)
Harvest Technology Partners	-	-	82	(52)
Harvest Financial Partners	-	-	795	(53)

(In thousands)	Nine Months Ended September 30,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$2,037	$(13,528)	$32,417	$(15,209)
Harvest Agriculture Select	1,492	(157)	(66)	(170)
Harvest Technology Partners	-	-	(87)	(173)
Harvest Financial Partners	-	-	204	(228)

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

(In thousands)	As of September 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$8,828	$1,759	$19,065	$57,841	$-	$87,493
Restricted cash and deposits	-	1,471	-	60,493	-	61,964
Receivable from clearing broker	-	-	-	20,384	-	20,384
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	14,692	-	14,692
Marketable securities owned, at fair value	-	-	10,582	11,905	(472)	22,015
Incentive fee receivable	-	-	-	19	-	19
Other investments	-	4,962	11,386	10,225	-	26,573
Loans held for investment, net of allowance for loan losses	-	-	4,905	13,842	-	18,747
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	756,166	-	756,166
Interest receivable	-	-	7	2,044	-	2,051
Collateral posted for derivative transaction	-	-	-	-	-	-
Fixed assets, net	-	-	-	2,459	-	2,459
Deferred tax assets	-	12,287	-	-	-	12,287
Other assets	(4,558)	137,579	(9,516)	37,133	(154,457)	6,181
Investment in subsidiaries	224,303	73,338	19,047	-	(316,688)	-
Total assets	$228,573	$231,396	$55,476	$987,203	$(471,617)	$1,031,031

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$21,001	$-	$21,001
Accrued compensation	750	2,039	869	24,627	-	28,285
Asset-backed securities issued	-	-	-	737,780	-	737,780
Interest payable	-	1,506	-	6,051	-	7,557
Note payable	137,603	-	-	15,000	(152,603)	-
CLO V Warehouse Facility	-	-	-	7,000	-	7,000
Bond payable	-	92,573	-	-	(472)	92,101
Deferred tax liability	-	1,993	-	400	-	2,393
Other liabilities	1,406	20,944	-	(252)	(1,747)	20,351
Total liabilities	$139,759	$119,055	$869	$811,607	$(154,822)	$916,468

Total members' (deficit) equity	88,814	112,341	40,036	176,526	(317,007)	100,710
Nonredeemable Non-controlling Interest	$-	$-	$14,571	$(930)	$212	$13,853
Total equity	$88,814	$112,341	$54,607	$175,596	$(316,795)	$114,563
Total liabilities and equity	$228,573	$231,396	$55,476	$987,203	$(471,617)	$1,031,031

	As of December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$255	$1,763	$5,060	$78,414	$-	$85,492
Restricted cash and deposits	-	1,471	-	226,185	-	227,656
Receivable from clearing broker	-	-	-	6,586	-	6,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,681	-	5,681
Marketable securities owned, at fair value	-	-	10,877	8,317	(472)	18,722
Incentive fee receivable	-	-	-	499	-	499
Other investments	-	5,126	9,838	17,905	-	32,869
Loans held for sale		-	-	32,488	-	32,488
Loans held for investment, net of allowance for loan losses	-	-	-	1,930	-	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	654,127	-	654,127
Interest receivable	-	-	72	3,429	(72)	3,429
Collateral posted for derivative transaction	-	-	-	25,000	-	25,000
Fixed assets, net	-	-	-	3,143	-	3,143
Deferred tax assets	-	7,942	-	-	-	7,942
Other assets	(1,045)	141,905	(8,957)	42,597	(154,234)	20,266
Investment in subsidiaries	252,486	74,166	117,537	-	(444,189)	-
Total assets	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$4,747	$-	$4,747
Accrued compensation	90	150	-	35,918	-	36,158
Asset-backed securities issued	-	-	-	825,854	-	825,854
Interest payable	-	1,506	-	4,811	-	6,317
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,258	-	-	(473)	91,785
Deferred tax liability	-	3,232	-	640	-	3,872
Other liabilities	1,520	22,706	313	(1,142)	(1,594)	21,803
Total liabilities	$139,213	$119,852	$313	$885,828	$(154,670)	$990,536

Total members' (deficit) equity	112,483	112,521	117,532	221,350	(444,509)	119,377
Nonredeemable Non-controlling Interest	$-	$-	$16,582	$(877)	$212	$15,917
Total equity	$112,483	$112,521	$134,114	$220,473	$(444,297)	$135,294
Total liabilities and equity	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

(In thousands)	For the Three Months Ended September 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$22,085	$-	$22,085
Brokerage	-	-	-	4,763	-	4,763
Asset management fees	-	-	-	4,054	(40)	4,014
Principal transactions	-	85	-	(1,477)	-	(1,392)
Loss on sale, payoff and mark-to-market of loans	-	-	-	278	-	278
Gain on repurchase of debt	-	-	-	-	-
Net dividend income	-	2	-	276	-	278
Other income	-	-	-	282	-	282
Equity earnings of subsidiaries	731	2,077	3,489	-	(6,297)	-
Non-interest revenues	731	2,164	3,489	30,261	(6,337)	30,308

Interest income	367	1,139	-	11,349	(1,955)	10,900
Interest expense	(1,139)	(2,274)	(7)	(7,410)	2,019	(8,811)
Net interest income	(772)	(1,135)	(7)	3,939	64	2,089

Reversal of provision for loan losses	-	-	-	(368)	-	(368)

Total net revenues after provision for loan losses	(41)	1,029	3,482	33,832	(6,273)	32,029

Non-interest expenses
Compensation and benefits	498	1,455	-	22,610	-	24,563
Administration	145	102	-	1,252	(40)	1,459
Brokerage, clearing and exchange fees	-	-	-	740	-	740
Travel and business development	15	-	-	694	-	709
Communications and technology	-	3	-	1,043	-	1,046
Occupancy	-	-	-	1,117	-	1,117
Professional fees	536	55	-	503	-	1,094
Depreciation	-	-	-	277	-	277
Other	-	36	-	330	-	366
Total non-interest expenses	1,194	1,651	-	28,566	(40)	31,371
Net income (loss) before income tax expense	(1,235)	(622)	3,482	5,266	(6,233)	658
Income tax benefit	-	(493)	-	1,606	-	1,113
Net income (loss)	(1,235)	(129)	3,482	3,660	(6,233)	(455)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	-	780	-	780
Net income (loss) attributable to JMP Group LLC	$(1,235)	$(129)	$3,482	$2,880	$(6,233)	$(1,235)

(In thousands)	For the Three Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$15,048	$-	$15,048
Brokerage	-	-	-	5,015	-	5,015
Asset management fees	-	-	-	4,127	(83)	4,044
Principal transactions	-	(65)	(95)	2,924	-	2,764
Loss on sale, payoff and mark-to-market of loans	-	-	-	(52)	-	(52)
Gain on repurchase of debt	-	-	239	(9)	-	230
Net dividend income	-	-	-	262	-	262
Other income	2,552	(458)	6,170	-	(8,264)	-
Equity earnings of subsidiaries	2,552	(523)	6,314	27,315	(8,347)	27,311
Non-interest revenues

Interest income	369	1,139	172	11,787	(1,995)	11,472
Interest expense	(1,139)	(2,270)	-	(6,798)	1,995	(8,212)
Net interest income	(770)	(1,131)	172	4,989	-	3,260

Gain (loss) repurchase/early retirement of debt	-	-	-	104	-	104
Provision for loan losses	1,782	(1,654)	6,486	32,408	(8,347)	30,675

Total net revenues after provision for loan losses

Non-interest expenses
Compensation and benefits	479	929	365	20,394	-	22,167
Administration	116	122	54	1,599	(83)	1,808
Brokerage, clearing and exchange fees	-	-	-	734	-	734
Travel and business development	19	-	-	1,000	-	1,019
Communications and technology	1	4	-	1,028	-	1,033
Occupancy	-	-	-	987	-	987
Professional fees	505	236	-	378	-	1,119
Depreciation	-	-	-	312	-	312
Other	-	10	-	481	-	491
Total non-interest expenses	1,120	1,301	419	26,913	(83)	29,670
Net income (loss) before income tax expense	662	(2,955)	6,067	5,495	(8,264)	1,005
Income tax expense (benefit)	-	(236)	-	(361)	-	(597)
Net income (loss)	662	(2,719)	6,067	5,856	(8,264)	1,602
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	796	145	-	941
Net income (loss) attributable to JMP Group LLC	$662	$(2,719)	$5,271	$5,711	$(8,264)	$661

(In thousands)	For the Nine Months Ended September 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$54,813	$-	$54,813
Brokerage	-	-	-	15,127	-	15,127
Asset management fees	-	-	-	14,197	(119)	14,078
Principal transactions	-	(394)	(72)	(3,142)	-	(3,608)
Loss on sale, payoff and mark-to-market of loans	-	-	-	1,208	-	1,208
Net dividend income	-	3	512	302	-	817
Other income	-	-	-	921	-	921
Equity earnings of subsidiaries	(8,738)	2,805	(123)	-	6,056	-
Non-interest revenues	(8,738)	2,414	317	83,426	5,937	83,356

Interest income	1,207	3,417	107	30,964	(6,032)	29,663
Interest expense	(3,417)	(6,820)	(7)	(20,501)	6,096	(24,649)
Net interest income	(2,210)	(3,403)	100	10,463	64	5,014

Gain (loss) repurchase/early retirement of debt	210	-	-	(5,542)	-	(5,332)
Provision for loan losses	-	-	(20)	(3,468)	-	(3,488)

Total net revenues after provision for loan losses	(10,738)	(989)	397	84,879	6,001	79,550

Non-interest expenses
Compensation and benefits	1,580	2,850	779	63,804	-	69,013
Administration	415	335	97	5,271	(119)	5,999
Brokerage, clearing and exchange fees	-	-	-	2,288	-	2,288
Travel and business development	103	-	-	2,632	-	2,735
Communications and technology	2	8	-	3,140	-	3,150
Occupancy	-	-	-	3,339	-	3,339
Professional fees	1,670	209	-	1,230	-	3,109
Depreciation	-	-	-	891	-	891
Other	-	53	138	1,802	-	1,993
Total non-interest expenses	3,770	3,455	1,014	84,397	(119)	92,517
Net income (loss) before income tax expense	(14,508)	(4,444)	(617)	482	6,120	(12,967)
Income tax expense (benefit)	-	(2,583)	-	2,414	-	(169)
Net income (loss)	(14,508)	(1,861)	(617)	(1,932)	6,120	(12,798)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	693	1,019	-	1,712
Net income (loss) attributable to JMP Group LLC	$(14,508)	$(1,861)	$(1,310)	$(2,951)	$6,120	$(14,510)

(In thousands)	Nine Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$41,719	$-	$41,719
Brokerage	-	-	-	16,921	-	16,921
Asset management fees	-	-	-	19,155	(197)	18,958
Principal transactions	-	350	4,437	5,539	-	10,326
Loss on sale, payoff and mark-to-market of loans	-	-	-	(961)	-	(961)
Net dividend income	-	-	717	19	-	736
Other income	-	-	87	447	-	534
Equity earnings of subsidiaries	7,986	45	14,634	-	(22,665)	-
Non-interest revenues	7,986	395	19,875	82,839	(22,862)	88,233

Interest income	1,109	3,417	511	36,945	(5,985)	35,997
Interest expense	(3,417)	(6,828)	-	(20,037)	5,985	(24,297)
Net interest income	(2,308)	(3,411)	511	16,908	-	11,700

Provision for loan losses	-	-	-	(980)	-	(980)

Total net revenues after provision for loan losses	5,678	(3,016)	20,386	98,767	(22,862)	98,953

Non-interest expenses
Compensation and benefits	$1,526	$2,782	$2,792	$63,173	$-	$70,273
Administration	363	373	191	3,795	918	5,640
Brokerage, clearing and exchange fees	-	-	-	2,308	-	2,308
Travel and business development	114	-	-	3,434	-	3,548
Communications and technology	5	8	-	3,080	-	3,093
Occupancy	-	-	-	2,853	-	2,853
Professional fees	1,534	342	12	1,357	-	3,245
Depreciation	-	-	-	968	-	968
Other	-	10	-	2,755	(1,113)	1,652
Total non-interest expenses	3,542	3,515	2,995	83,723	(195)	93,580
Net income (loss) before income tax expense	2,136	(6,531)	17,391	15,044	(22,667)	5,373
Income tax expense (benefit)	-	(437)	-	(356)	-	(793)
Net income (loss)	2,136	(6,094)	17,391	15,400	(22,667)	6,166
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	3,311	718	-	4,029
Net income (loss) attributable to JMP Group LLC	$2,136	$(6,094)	$14,080	$14,682	$(22,667)	$2,137

(In thousands)	Nine Months Ended September 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(14,508)	$(1,861)	$(617)	$(1,932)	$6,120	$(12,798)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	90	-	90
Provision for loan losses	-	-	116	3,372	-	3,488
Accretion of deferred loan fees	-	-	-	(1,734)	-	(1,734)
Amortization of debt issuance costs	-	315	-	-	-	315
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,607	-	1,607
Loss (gain) on sale and payoff of loans	-	-	-	(1,208)	-	(1,208)
Gain on repurchase of asset-backed securities issued	-	-	-	5,542	-	5,542
Change in other investments:		-
Income from investments in equity method investees	-	-	-	4,628	-	4,628
Fair value on other equity investments	-	394	(650)	(249)	-	(505)
Realized gain on other investments	-	-	-	(26)	-	(26)
Depreciation and amortization of fixed assets	-	-	-	891	-	891
Stock-based compensation expense	2,159	-	-	-	-	2,159
Deferred income taxes	-	(5,584)	-	(240)	-	(5,824)
Net change in operating assets and liabilities:		-
Decrease (increase) in interest receivable	-	-	65	1,385	(72)	1,378
Increase in receivables	-	-	-	(22,419)	-	(22,419)
Decrease (increase) in marketable securities	-	-	295	(3,588)	-	(3,293)
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(1,324)	-	(1,324)
(Increase) decrease in deposits and other assets	3,513	4,326	559	13,117	(14,977)	6,538
Decrease in marketable securities sold, but not yet purchased	-	-	-	16,254	-	16,254
Decrease in interest payable	-	-	-	1,240	-	1,240
Increase (decrease) in accrued compensation and other liabilities	885	128	556	(10,399)	(153)	(8,983)
Net cash used in operating activities	$(7,951)	$(2,282)	$324	$5,007	$(9,082)	$(13,984)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(204)	-	(204)
Investment in subsidiary	28,183	828	98,490	-	(127,501)	-
Purchases of other investments	-	(844)	(1,190)	-	-	(2,034)
Sales of other investments	-	613	812	(4,327)	15,202	12,300
Funding of loans collateralizing asset-backed securities issued	-	-	-	(614,431)	-	(614,431)
Funding of loans held for sale	-	-	-	(2,752)	-	(2,752)
Funding of loans held for investment	-	-	(6,151)	(13,029)	5,666	(13,514)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	482,876	(5,666)	477,210
Sales of loans held for sale	-	-	-	33,951	-	33,951
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	29,339	-	29,339
Principal receipts on loans held for investment	-	-	610	365	-	975
Repayment of note receivable	-	-	-	1,784	-	1,784
Net change in restricted cash reserved for lending activities	-	-	-	167,016	-	167,016
Cash collateral posted for total return swap	-	-	-	25,000	-	25,000
Net cash provided by (used in) investing activities	$28,183	$597	$92,571	$105,588	$(112,299)	$114,640

Cash flows from financing activities:
Proceeds from CLO V facility	-	-	-	7,000	-	7,000
Proceeds from asset-backed securities issued	-	-	-	408,394	-	408,394
Repayment of asset-backed securities issued	-	-	-	(503,617)	-	(503,617)
Distributions and dividend equivalents paid on common shares and RSUs	(5,838)	-	-	-	-	(5,838)
Purchase of common shares for treasury	(1,660)	-	-	-	-	(1,660)
Capital contributions of parent	(5,003)	1,681	(76,186)	(41,873)	121,381	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	92	-	92
Distributions to non-controlling interest shareholders	-	-	(2,704)	(1,164)	-	(3,868)
Proceeds from exercises of stock options	1,149	-	-	-	-	1,149
Employee Taxes Paid on Shares Withheld for Tax-withholding purposes	(307)	-	-	-	-	(307)
Net cash (used in) provided by financing activities	$(11,659)	$1,681	$(78,890)	$(131,168)	$121,381	$(98,655)
Net decrease in cash and cash equivalents	8,573	(4)	14,005	(20,573)	-	2,001
Cash and cash equivalents, beginning of period	$255	$1,763	$5,060	$78,414	$-	85,492
Cash and cash equivalents, end of period	8,828	1,759	19,065	57,841	-	87,493

(In thousands)	Nine Months Ended September 30, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$2,136	$(6,094)	$17,391	$15,400	$(22,667)	$6,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	980	-	980
Accretion of deferred loan fees	-	-	-	(1,224)	-	(1,224)
Amortization of liquidity discount, net	-	-	-	(108)	-	(108)
Amortization of debt issuance costs	-	328	-	-	-	328
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,814	-	1,814
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	961	-	961
Gain on repurchase of asset-backed securities issued	-	-	(87)	-	-	(87)
Change in other investments:
Income from investments in equity method investees	-	-	-	238	-	238
Fair value on other equity investments	-	(351)	298	1,872	-	1,819
Incentive fees reinvested in general partnership interests	-	-	-	-	-	-
Realized gain on other investments	-	-	(4,425)	(3,556)	-	(7,981)
Depreciation and amortization of fixed assets	-	-	-	968	-	968
Stock-based compensation expense	4,199	-	-	-	-	4,199
Deferred income taxes	-	(12,026)	-	(219)	-	(12,245)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(7)	485	139	617
Decrease (increase) in receivables	-	-	-	7,985	(49)	7,936
(Increase) decrease in marketable securities	-	-	(696)	7,251	385	6,940
Decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	40	-	787	-	827
(Increase) decrease in deposits and other assets	(945)	15,057	12,396	(34,463)	16,664	8,709
Increase in marketable securities sold, but not yet purchased	-	-	-	(4,398)	-	(4,398)
Increase (decrease) in interest payable	-	-	-	650	(66)	584
Increase (decrease) in accrued compensation and other liabilities	1,703	3,340	1,690	(17,266)	(1,365)	(11,898)
Net cash used in operating activities	$7,093	$294	$26,560	$(21,896)	$(6,959)	$5,092

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(325)	-	(325)
Investment in subsidiary	3,573	(7,077)	(9,649)	6,581	6,572	-
Purchases of other investments	-	(3,642)	(3,007)	(1,527)	2,073	(6,103)
Sales of other investments	-	2,179	21,752	17,956	(2,396)	39,491
Funding of loans collateralizing asset-backed securities issued	-	-	-	(185,586)	-	(185,586)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	279,415	-	279,415
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	51,975	-	51,975
Repayments on loans held for investment	-	-	-	52	-	52
Net change in restricted cash reserved for lending activities	-	-	-	(72,301)	-	(72,301)
Cash collateral posted for total return swap	-	-	-	(240)	-	(240)
Net cash provided by (used in) investing activities	$3,573	$(8,540)	$9,096	$96,000	$6,249	$106,378

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(74,592)	-	(74,592)
Distributions and dividend equivalents paid on common shares and RSUs	(6,236)	-	-	-	-	(6,236)
Purchases of shares of common stock for treasury	(4,192)	-	-	-	-	(4,192)
Capital contributions of parent	-	3,578	(19,673)	-	16,095	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	(4,907)	(1,041)	-	(5,948)
Net cash (used in) provided by financing activities	$(10,428)	$3,578	$(24,580)	$(60,633)	$710	$(91,353)
Net increase (decrease) in cash and cash equivalents	238	(4,668)	11,076	13,471	-	20,117
Cash and cash equivalents, beginning of period	$80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	318	6,592	12,301	69,457	-	88,668

22. Subsequent Events

On October 20, 2017, the Company’s board of directors declared cash distributions of $0.03 per share for the months of October, November, and December. The October distribution is payable on November 15, 2017, to shareholders of record as of October 31, 2017. The November distribution is payable on December 15, 2017, to shareholders of record as of November 30, 2017. The December distribution is payable on January 12, 2018, to shareholders of record as of December 29, 2017.

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

Cautionary Statement Regarding Forward-Looking Statements

This MD&A and other sections of this Form 10-Q (the “Quarterly Report”) contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Quarterly Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations and a specialty finance company.

Components of Revenues

We derive revenues primarily from: fees from our investment banking business, net commissions from our sales and trading business, management fees and incentive fees from our asset management business, and interest income earned on collateralized loan obligations we manage. We also generate revenues from principal transactions, interest, dividends and other income.

Investment Banking

We earn investment banking revenues from underwriting securities offerings, arranging private capital markets transactions and providing advisory services in mergers and acquisitions and other strategic transactions.

Underwriting Revenues

We earn revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees, selling concessions and realized and unrealized net gains and losses on equity positions held in inventory for a period of time to facilitate the completion of certain underwritten offerings. We record underwriting revenues, net of related syndicate expenses, at the time an underwritten transaction is completed. In syndicated transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues net of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

Strategic Advisory Revenues

Our strategic advisory revenues primarily consist of success fees received upon the closing of mergers and acquisitions but also include retainer fees received when we are first engaged to provide advisory services. We also earn fees for related advisory work and other services, such as fairness opinions and valuation analyses. These revenues may be earned for providing services to either the buyer or the seller involved in a transaction. We record strategic advisory revenues when the transactions or the services to be performed (or, if applicable, separate components thereof) are substantially completed, the fees are determinable and collection is reasonably assured.

Private Capital Markets and Other Revenues

We earn fees for private capital markets and other services in connection with transactions that are not underwritten, such as private placements of equity securities, private investments in public equity (“PIPE”) transactions and Rule 144A offerings. We record private placement revenues on the closing date of these transactions.

Since our investment banking revenues are generally recognized at the time of completion of a transaction or the services to be performed, these revenues typically vary between periods and may be affected considerably by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include trading commissions paid by customers for purchases or sales of exchange-listed and over-the-counter (“OTC”) equity securities. Commissions are recognized on a trade date basis. Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to deliver equity research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased pressure on trading commissions and spreads across our industry. We expect this trend toward alternative trading systems and the related pricing pressure in the brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the equity research and other value-added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, an institutional investor concentrates its trading with fewer “execution” brokers and pays a fixed amount for execution, with a designated amount set aside for payments to other firms for research or other brokerage services. Accordingly, trading volume directed to us by investors that enter into such arrangements may be reduced, or eliminated, but we may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we agree to this practice and depending on our ability to enter into arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our brokerage business by negatively affecting both volumes and trading commissions.

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds and private equity funds, as well as a publicly traded specialty finance company, HCC. These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Generally, we do not earn management fees calculated on the basis of average assets under management (“AUM”).

As of September 30, 2017 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of assets under management or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; and 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we have consolidated CLO I, CLO II, CLO III and CLO IV, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For both the nine months ended September 30, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance. For the nine months ended September 30, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO III were 0.327% and 0.219%, respectively, of the average aggregate collateral balance. For the nine months ended September 30, 2017, the contractual base and subordinated fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, JMP Capital I Managing Member, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016
Funds Managed by HCS, JMPAM, HCAP Advisors and JMP Capital I Managing Member:
Hedge Funds:
Harvest Small Cap Partners	$507,348	$509,833		$2,794		$3,416
Harvest Agriculture Select (2)	107,097	101,132		9,162		9,027
Private Equity Funds:
Harvest Growth Capital LLC (3)	22,497	22,089		924		960
Harvest Growth Capital LLC II (3)	148,868	131,015		3,079		2,844
Harvest Intrexon Enterprise Fund	245,157	245,156		1,500		1,500
JMP Realty Partners I	22,025	16,981		2,180		1,681
Other	12,109	6,988		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	2,880	4,010		3		5
Loans:
Harvest Capital Credit Corporation	115,996	141,706		N/A		N/A
JMP Capital I	23,529	-		2,329		N/A
HCS, JMPAM, HCAP Advisors and JMP Capital I Managing Members Totals	$1,207,506	$1,178,910		$21,971		$19,433

CLOs Managed by JMPCA:
CLO I (3)	-	223,914		N/A		N/A
CLO II (3)	-	332,233		N/A		N/A
CLO III (3)	361,153	361,722		N/A		N/A
CLO IV (3)	450,835	-		N/A		N/A
CLO V (3)	14,547	-		N/A		N/A
Assets Referenced in TRS (5)	-	155,177		N/A		N/A
JMPCA Totals	$826,535	$1,073,046	$	N/A	$	N/A

JMP Group LLC Totals	$2,034,041	$2,251,956		$21,971		$19,433

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

(3)

CLO I, CLO II and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2016. CLO III, CLO IV, and CLO V were consolidated in the Company’s Statements of Financial Condition at September 30, 2017.

(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	Assets Referenced in TRS represent the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204
Contributions	32,927	5,860	-	38,787
Redemptions	(34,165)	-	-	(34,165)
Distributions from realization event	-	(14,223)	(641)	(14,864)
Appreciation	4,718	36,790	(489)	41,019
AUM at September 30, 2017	$614,445	$450,656	$2,880	1,067,981

	Funds Managed by HCS and JMPAM
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Contributions	98,289	30,581	-	128,870
Redemptions	(96,305)	-	(1,184)	(97,489)
Distributions from realization event	-	(138)	-	(138)
Appreciation	21,260	(1,429)	76	19,907
AUM at September 30, 2016	$655,208	$420,504	$4,002	1,079,714

AUM related to hedge funds, private equity funds and funds of funds increased $30.8 million, or 3.0%, from $1,037.2 million at December 31, 2016 to $1,068.0 million at September 30, 2017. This increase was primarily attributed to $5.9 million contributions and $36.8 million appreciation, in our private equity funds and $32.9 million capital contributions and $4.7 million appreciation in the hedge funds managed by HCS, partially offset by $34.2 million redemptions and $14.2 million distributions relating to one of the private equity funds.

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

(In thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$134	$1,850	$19	$(88)	$1,913	$(135)
Harvest Agriculture Select (1)	256	246	54	102	317	1
Harvest Technology Partners	-	-	-	22	82	-
Harvest Financial Partners	-	-	-	278	20	6
Private Equity Funds:
Harvest Growth Capital LLC	(68)	-	-	(70)	-	-
Harvest Growth Capital II LLC	(63)	135	-	49	246	-
Harvest Intrexon Enterprise Fund	-	613	-	(8)	613	-
JMP Realty Partners I	(6)	144	17	-	15	-
Other	-	3	-	-	2	-
Funds of Funds:
JMP Masters Fund (2)	-	8	-	13	9	-
Loans:
Harvest Capital Credit Corporation	N/A	643	-	N/A	725	149
CLOs:
CLO I (3)	N/A	-	-	N/A	383	-
CLO II (3)	N/A	-	-	N/A	424	-
CLO III (3)	N/A	303	-	N/A	303	-
CLO IV (3)	N/A	576	-	N/A	-	-
CLO V (3)	N/A	9	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	-	-	N/A	63	75
Totals	$253	$4,530	$90	$298	$5,115	$96

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Revenues earned from CLO I, CLO II, CLO III, CLO IV and CLO V are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)

Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

(In thousands)	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$(82)	$5,853	$1,651	$201	$5,601	$5,378
Harvest Agriculture Select (1)	580	705	65	(79)	950	1
Harvest Technology Partners	1	-	-	(156)	249	-
Harvest Financial Partners	-	-	-	(57)	122	6
Private Equity Funds:
Harvest Growth Capital LLC	(6)	-	-	(240)	-	-
Harvest Growth Capital II LLC	607	452	-	49	738	-
Harvest Intrexon Enterprise Fund	(13)	1,839	-	(23)	1,870	-
JMP Realty Partners I	114	277	17	-	15	-
Other	-	13	-	-	2	-
Funds of Funds:
JMP Masters Fund (2)	4	25	-	24	30	-
Loans:
Harvest Capital Credit Corporation	N/A	2,018	260	N/A	2,206	1,275
CLOs:
CLO I (3)	N/A	179	-	N/A	1,223	-
CLO II (3)	N/A	734	-	N/A	1,254	-
CLO III (3)	N/A	898	-	N/A	705	-
CLO IV (3)	N/A	690	-	N/A	-	-
CLO V (3)	N/A	9	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	88	-	N/A	188	75
Totals	$1,205	$13,780	$1,993	$(281)	$15,153	$6,735

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Revenues earned from CLO I, CLO II, CLO III, CLO IV and CLO V are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(4)

Revenues earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

Principal Transactions

Principal transaction revenues include net realized and unrealized gains and losses resulting from our principal investments in equity and other securities for our own account as well as equity-linked warrants received from certain investment banking clients and limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings, or losses, attributable to interests in investment partnerships managed by our asset management subsidiaries, HCS and JMPAM, which are accounted for using the equity method of accounting. In addition, our principal transaction revenues include unrealized gains or losses on an investment in an entity that acquires buildings and land for the purpose of holding, managing and selling the properties and also include unrealized gains or losses on the investments in private companies by JMP Holding LLC and JMP Capital LLC.

Gain on Sale and Payoff of Loans

Gain on sale and payoff of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities. Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of the lower of cost or market adjustments arising from loans held for sale. Losses are recorded for a loan held for sale when the carrying value exceeds fair value.

Net Dividend Income

Net dividend income includes dividends from our investments offset by dividend expense resulting from short positions in our principal investment portfolio.

Other Income

Other income includes revenues from equity method investments, revenues from fee-sharing arrangements with our funds, and fees earned to raise capital for third-party investment partnerships.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense related to asset-backed securities issued and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount in addition to amortization of the liquidity discount that was recorded at the acquisition date of CLO I. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective asset-backed securities issued and notes payable.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC and JMP Investment Holdings (collectively loans held for investment) and on loans collateralizing asset-backed securities (“ABS”) in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in JMP Capital LLC’s loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral securing the loan, if the loan is collateral-dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or for loans held at CLO II, CLO III, CLO IV or CLO V, if the net realizable value is lower than the current carrying value, the carrying value is reduced, and the difference is booked as a provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

Loans which are deemed to be uncollectible are charged off, and the charged-off amount results in a reduced allowance.

Components of Expenses

We classify our expenses as compensation and benefits; administration; brokerage, clearing and exchange fees; travel and business development; communications and technology; occupancy; professional fees, depreciation, impairment loss on purchased management contract, and other. A significant portion of our expense base is variable, including compensation and benefits; brokerage, clearing and exchange fees; travel and business development; and communication and technology expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, and medical and benefits expenses, as well as expenses for contractors, temporary employees and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of an individual, performance-based bonus. As is the widespread practice in our industry, we pay bonuses on an annual basis, and for senior professionals these bonuses typically make up a large portion of their total compensation. A portion of the performance-based bonuses paid to certain senior professionals is paid in the form of deferred compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

Compensation is accrued with specific ratios of total compensation and benefits to total revenues applied to specific revenue categories, with adjustments made if, in management’s opinion, such adjustments are necessary and appropriate to maintain competitive compensation levels.

Administration

Administration expense primarily includes the cost of hosted conferences, non-capitalized systems and software expenditures, insurance, business tax (non-income), office supplies, recruiting, and regulatory fees.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. We clear our securities transactions through National Financial Services. Changes in brokerage, clearing and exchange fees fluctuate largely in line with the volume of our sales and trading activity.

Travel and Business Development

Travel and business development expense is net of expenses reimbursed by clients.

Communications and Technology

Communications and technology expense primarily relates to the cost of communication and connectivity, information processing and subscriptions to certain market data feeds and services.

Professional Fees

Professional fees primarily relate to legal and accounting professional services.

Other Expenses

Other operating expenses primarily consist of CLO administration expense.

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

The Company applies the accounting principles related to uncertainty in income taxes. Under the guidance, the Company recognizes a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income tax.

Non-controlling Interest

Non-controlling interest for both the nine months ended September 30, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of a variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. With exception of HGC and HGC II, the partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting.

On August 6, 2010, the Company transferred 109 subordinated notes of CLO I to certain employees in exchange for their interests in JMP Credit Corporation. As a result of the aforementioned transfer, the Company owned approximately 94% of the subordinated notes of CLO I. CLO I initiated liquidation proceedings in the fourth quarter of 2016 and completed its liquidation in the first quarter of 2017.

On April 30, 2013, entities sponsored by the Company closed on a $343.8 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by CLO II, a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO II LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Company, through a wholly-owned subsidiary, managed CLO II from issuance through its liquidation in the second quarter of 2017. From issuance through December 31, 2013, the Company owned $17.3 million, or 72.8%, of the subordinated notes of the issuer (the “Subordinated Notes”). In the first quarter of 2014, the Company repurchased $6.0 million of Subordinated Notes, increasing its ownership to 98.0%. In March 2017, the Company repurchased $7.0 million of Class F notes. CLO II began and completed its liquidation in the second quarter of 2017.

On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to pay off and retire the warehouse facility that had previously funded the loan assets. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $4.7 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. CLO III has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2017 and 2016, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change from 2016 to 2017		Nine Month Change from 2016 to 2017
	2017	2016	2017	2016	$	%	$	%
Revenues
Investment banking	$22,085	$15,048	$54,813	$41,719	$7,037	46.8%	$13,094	31.4%
Brokerage	4,763	5,015	15,127	16,921	(252)	-5.0%	(1,794)	-10.6%
Asset management fees	4,014	4,044	14,078	18,958	(30)	-0.7%	(4,880)	-25.7%
Principal transactions	(1,392)	2,764	(3,608)	10,326	(4,156)	-150.4%	(13,934)	-134.9%
Gain (loss) on sale, payoff and mark-to-market of loans	278	(52)	1,208	(961)	330	634.6%	2,169	225.7%
Net dividend income	278	230	817	736	48	20.9%	81	11.0%
Other income	282	262	921	534	20	7.6%	387	72.5%
Non-interest revenues	30,308	27,311	83,356	88,233	2,997	11.0%	(4,877)	-5.5%

Interest income	10,900	11,472	29,663	35,997	(572)	-5.0%	(6,334)	-17.6%
Interest expense	(8,811)	(8,212)	(24,649)	(24,297)	(599)	-7.3%	(352)	-1.4%
Net interest income	2,089	3,260	5,014	11,700	(1,171)	-35.9%	(6,686)	-57.1%

Gain (loss) repurchase/early retirement of debt	-	-	(5,332)	-	-	N/A	(5,332)	N/A
Provision for loan losses	(368)	104	(3,488)	(980)	(472)	-453.8%	(2,508)	-255.9%

Total net revenues	32,029	30,675	79,550	98,953	1,354	4.4%	(19,403)	-19.6%

Non-interest expenses
Compensation and benefits	24,563	22,167	69,013	70,273	2,396	10.8%	(1,260)	-1.8%
Administration	1,459	1,808	5,999	5,640	(349)	-19.3%	359	6.4%
Brokerage, clearing and exchange fees	740	734	2,288	2,308	6	0.8%	(20)	-0.9%
Travel and business development	709	1,019	2,735	3,548	(310)	-30.4%	(813)	-22.9%
Communication and technology	1,046	1,033	3,150	3,093	13	1.3%	57	1.8%
Professional fees	1,094	1,119	3,109	3,245	(25)	-2.2%	(136)	-4.2%
Other	1,760	1,790	6,223	5,473	(30)	-1.7%	750	13.7%
Total non-interest expenses	31,371	29,670	92,517	93,580	1,701	5.7%	(1,063)	-1.1%
Income (loss) before income tax expense	658	1,005	(12,967)	5,373	(347)	-34.5%	(18,340)	-341.3%
Income tax expense (benefit)	1,113	(597)	(169)	(793)	1,710	286.4%	624	78.7%
Net income (loss)	(455)	1,602	(12,798)	6,166	(2,057)	-128.4%	(18,964)	-307.6%
Less: Net income attributable to non-controlling interest	780	941	1,712	4,029	(161)	-17.1%	(2,317)	-57.5%
Net income (loss) attributable to JMP Group LLC	$(1,235)	$661	$(14,510)	$2,137	$(1,896)	-286.8%	$(16,647)	-779.0%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Overview

Total net revenues after provision for loan losses increased $1.4 million, or 4.4%, from $30.7 million for the quarter ended September 30, 2016 to $32.1 million for the quarter ended September 30, 2017, primarily resulting from a $3.0 million increase in non-interest revenues, partially offset by a $1.2 million decline in net interest income.

Non-interest revenues increased $3.0 million, or 11.0%, from $27.3 million for the quarter ended September 30, 2016 to $30.3 million in the same period in 2017. This increase was driven by a $7.0 million increase in investment banking, partially offset by a $4.2 million decline in principal transactions.

Provision for loan losses increased $0.5 million from a reversal of $0.1 million for the quarter ended September 30, 2016 to $0.4 million for the quarter ended September 30, 2017.

Total non-interest expenses increased $1.7 million, or 5.7%, from $29.7 million for the quarter ended September 30, 2016 to $31.4 million for the quarter ended September 30, 2017, primarily due to a $2.4 million increase in compensation and benefits, partially offset by a $0.3 million decrease in administration and a $0.3 million decrease in travel and business development.

Net income attributable to JMP Group LLC decreased $1.9 million from $0.7 million for the quarter ended September 30, 2016 to a net loss of $1.2 million for the quarter ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Overview

Total net revenues after provision for loan losses decreased $19.4 million, or 19.6%, from $99.0 million for the nine months ended September 30, 2016 to $79.6 million for the nine months ended September 30, 2017, resulting from a decline in non-interest revenues of $4.9 million, a $5.3 million loss on early retirement of debt, a decline in net interest income of $6.3 million, and an increase in provision for loan losses of $2.5 million.

Non-interest revenues decreased $4.9 million, or 5.5%, from $88.2 million for the nine months ended September 30, 2016 to $83.4 million in the same period in 2017. This decrease was primarily driven by a $1.8 million decline in brokerage, a $4.9 million decrease in asset management fees and a $13.9 million decrease in principal transactions, partially offset by a $13.1 million increase in investment banking and a $2.2 million gain on the sale, payoff and mark-to-market of loans.

A loss on the repurchase of debt of $5.3 million for the nine months ended September 30, 2017 was primarily due to the liquidation of CLO II in conjunction with the launch of CLO IV.

Provision for loan losses increased $2.5 million from $1.0 million for the nine months ended September 30, 2016 to $3.5 million for the nine months ended September 30, 2017.

Total non-interest expenses decreased $1.1 million, or 1.1%, from $93.6 million for the nine months ended September 30, 2016 to $92.5 million for the nine months ended September 30, 2017, primarily due to a $1.3 million decrease in compensation and benefits and a $0.8 million decrease in travel and business development, partially offset by a $0.4 million increase in administration and a $0.8 million increase in other.

Net income attributable to JMP Group LLC decreased $16.6 million from $2.1 million after income tax benefit of $0.8 million for the nine months ended September 30, 2016 to a net loss of $14.5 million loss after income tax benefit of $0.2 million for the nine months ended September 30, 2017.

Operating Net Income (Non-GAAP Financial Measure)

Management uses Operating Net Income as a key, non-GAAP metric when evaluating the performance of JMP Group LLC’s core business strategy and ongoing operations, as management believes that this metric appropriately illustrates the operating results of JMP Group LLC’s core operations and business activities. Operating Net Income is derived from our segment reported results and is the measure of segment profitability on an after-tax basis used by management to evaluate our performance. This non-GAAP measure is presented to enhance investors’ overall understanding of the Company’s current financial performance. Additionally, management believes that Operating Net Income is a useful measure because it allows for a better evaluation of the performance of JMP Group LLC’s ongoing business and facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

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

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses non-cash share-based compensation expense recognized under GAAP related to equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards in the period in which they are granted, even if the expense of such compensation will be recognized in future periods under GAAP;

(ii)

recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III;

(iv)	reverses depreciation and amortization expense related to commercial real estate investments that is recognized by JMP Group as a result of equity method accounting;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(vi)	presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs;

(vii)	excludes general loan loss provisions recorded in connection with certain CLOs;

(viii)

reverses the one-time expense associated with the contribution of the remaining assets in JMP Credit Advisors CLO II to newly formed JMP Credit Advisors CLO IV and the resulting acceleration of the amortization of remaining capitalized issuance costs;

(ix)	reverses the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III;

(x)

assumes a combined federal, state and local income tax rate of 38% at the Company’s taxable direct subsidiary, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$22,085	$-	$22,085	$-	$-	$22,085
Brokerage	4,763	-	4,763	-	-	4,763
Asset management related fees	-	4,798	4,798	167	(821)	4,144
Principal transactions	-	-	-	867	-	867
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	260	-	260
Gain on repurchase of asset-backed securities issued	-	-	-	-	-	-
Net dividend income	-	-	-	278	-	278
Net interest income	-	-	-	1,145	-	1,145
Provision for loan losses	-	-	-	(593)	-	(593)
Adjusted net revenues	26,848	4,798	31,646	2,124	(821)	32,949

Non-interest expenses
Non-interest expenses	22,215	4,948	27,163	3,706	(821)	30,048

Operating pre-tax net income	4,633	(150)	4,483	(1,582)	-	2,901

Income tax expense (assumed rate of 38% for Operating Platforms)	1,761	(57)	1,704	(1,094)	-	610

Operating net income (loss)	$2,872	$(93)	$2,779	$(488)	$-	$2,291

	Three Months Ended September 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$15,048	$-	$15,048	$-	$-	$15,048
Brokerage	5,015	-	5,015	-	-	5,015
Asset management related fees	3	5,296	5,299	-	(1,422)	3,877
Principal transactions	-	-	-	3,342	-	3,342
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	32	-	32
Net dividend income	-	-	-	261	-	261
Net interest income	-	-	-	2,057	-	2,057
Provision for loan losses	-	-	-	17	-	17
Adjusted net revenues	20,066	5,296	25,362	5,709	(1,422)	29,649

Non-interest expenses
Non-interest expenses	19,332	5,176	24,508	4,308	(1,422)	27,394

Operating pre-tax net income	734	120	854	1,401	-	2,255

Income tax expense (assumed rate of 38% for Operating Platforms)	279	46	325	(966)	-	(641)

Operating net income (loss)	$455	$74	$529	$2,367	$-	$2,896

	Nine Months Ended September 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$54,813	$-	$54,813	$-	$-	$54,813
Brokerage	15,127	-	15,127	-	-	15,127
Asset management related fees	4	14,965	14,969	1,827	(2,584)	14,212
Principal transactions	-	-	-	3,200	-	3,200
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	1,143	-	1,143
Gain on repurchase of asset-backed securities issued	-	-	-	210	-	210
Net dividend income	-	-	-	819	-	819
Net interest income	-	-	-	2,100	-	2,100
Provision for loan losses	-	-	-	(2,415)	-	(2,415)
Adjusted net revenues	69,944	14,965	84,909	6,884	(2,584)	89,209

Non-interest expenses
Non-interest expenses	63,234	15,346	78,580	12,624	(2,584)	88,620

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	6,710	(381)	6,329	(5,740)	-	589

Income tax expense (assumed rate of 38% for Operating Platforms)	2,551	(145)	2,406	(2,584)	-	(178)

Operating net income (loss)	$4,159	$(236)	$3,923	$(3,156)	$-	$767

	Nine Months Ended September 30, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate Costs	Elimin- ations	Total Segments
Revenues
Investment banking	$41,719	$-	$41,719	$-	$-	$41,719
Brokerage	16,921	-	16,921	-	-	16,921
Asset management related fees	-	21,721	21,721	123	(4,057)	17,787
Principal transactions	-	-	-	12,412	-	12,412
Gain on sale, payoff and mark-to-market of loans	-	-	-	(635)	-	(635)
Net dividend income	-	-	-	828	-	828
Net interest (expense) income	-	-	-	6,431	-	6,431
Provision for loan losses	-	-	-	(795)	-	(795)
Adjusted net revenues	58,640	21,721	80,361	18,364	(4,057)	94,668

Non-interest expenses
Non-interest expenses	57,637	20,473	78,110	14,857	(4,057)	88,910

Less: Non-controlling interest	-	-	-	-	-	-

Operating pre-tax net income	1,003	1,248	2,251	3,507	-	5,758

Income tax expense (assumed rate of 38% for Operating Platforms)	383	473	856	(2,720)	-	(1,864)

Adjusted operating net income	$620	$775	$1,395	$6,227	$-	$7,622

The following table reconciles operating net income to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three and nine months ended September 30, 2017 and 2016.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating net income	$2,291	$2,896	$767	$7,622
Addback of Segment Income tax expense	610	(641)	(178)	(1,864)
Total Segments operating pre-tax net income	$2,901	$2,255	$589	$5,758
Subtract / (Add back)
Share-based compensation expense	260	583	595	1,283
Deferred compensation program accounting adjustment	436	1,126	1,268	1,046
Net unrealized gain (loss) on strategic equity investments	(191)	435	297	(329)
General loan loss reserve for the CLOs	(136)	(76)	697	(109)
CLO refinancing and accelerated expenses	14	-	300	-
Depreciation of commercial real estate in underlying investments	2,571	123	6,472	2,523
Amortization of intangible asset	69	-	207	-
Early debt retirement of CLO	-	-	5,432	-
Total Consolidation Adjustments and Reconciling Items	3,023	2,191	15,268	4,414
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(122)	$64	$(14,679)	$1,344

Income tax expense (benefit)	1,113	(597)	(169)	(793)
Consolidated Net Income (Loss) attributable to JMP Group LLC	$(1,235)	$661	$(14,510)	$2,137

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $7.0 million, or 46.8%, from $15.0 million for the quarter ended September 30, 2016 to $22.1 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 49.1% for the quarter ended September 30, 2016 to 69.0% for the quarter ended September 30, 2017. On an operating basis, investment banking revenues were 67.0% and 50.8% for the quarters ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	22	$15,639	15	$8,098	7	$7,541	93.1%
Advisory	6	6,446	8	6,950	(2)	(504)	-7.3%
Total transactions	28	$22,085	23	$15,048	5	$7,037	46.8%

The increase in revenues was driven not only by a 21.7% increase in the number of transactions executed but also by an increase in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager increased from three to six for the quarters ended September 30, 2016 and 2017, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $4.8 million and $5.0 million for the quarters ended September 30, 2017 and 2016, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 16.3% for the quarter ended September 30, 2016 to 14.9% for the quarter ended September 30, 2017. On an operating basis, brokerage revenues were 14.5% and 16.9% for the quarters ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2017	2016
Base management fees:
Fees reported as asset management fees	$3,941	$4,160
Less: Non-controlling interest in HCAP Advisors	(154)	(355)
Total base management fees	3,787	3,805

Incentive fees:
Fees reported as asset management fees	$73	$(116)
Less: Non-controlling interest in HCAP Advisors	-	(73)
Total incentive fees	73	(189)

Other fee income:
Fundraising and other income:	$284	$261
Total other fee income	284	261

Asset management related fees:
Fees reported as asset management fees	$4,014	$4,044
Fees reported as other income	284	261
Less: Non-controlling interest in HCAP Advisors	(154)	(428)
Total Segment asset management related fee revenues	$4,144	$3,877

Consolidation adjustment	154	428
Adjusted total asset management related fees:	$4,298	$4,305

Fees reported as asset management fees were $4.0 million and $4.0 million for the quarters ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 13.2% for the quarter ended September 30, 2016 to 12.5% for the quarter ended September 30, 2017. Fees reported as other income were $0.3 million and $0.3 million for the quarters ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income was 0.9% both for the quarter ended September 30, 2016 and for the quarter ended September 30, 2017.

Total segment asset management related fees include base management fees and incentive fees from our funds, HCC and our CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above.

Total segment asset management related fee revenue increased $0.2 million, from $3.9 million for the quarter ended September 30, 2016 to $4.1 million for the quarter ended September 30, 2017. Total base management fees were $3.8 million both for the quarter ended September 30, 2016 and for the same period in 2017. Total incentive fees increased $0.2 million, from a cost of $0.1 million for the quarter ended September 30, 2016 to $0.1 million for the same period in 2017. On an operating basis, asset management related fee revenues were 12.6% and 13.6% for the quarters ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $4.2 million, from $2.8 million for the quarter ended September 30, 2016 to a loss of $1.4 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 9.0% for the quarter ended September 30, 2016 and negative 4.3% for the quarter ended September 30, 2017.

Total segment principal transaction revenues decreased $2.5 million, from $3.3 million for the quarter ended September 30, 2016 to $0.9 million for the same period in 2017. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2017 and 2016 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Month Ended September 30,
(in thousands)	2017	2016

Hedge fund investments	$687	$939
Investment in Harvest Capital Credit Corporation	191	(435)
Other principal investments	(2,269)	2,260
Total principal transaction revenues	(1,391)	2,764
Operating adjustment addbacks
Total operating adjustments	2,258	578
Total Segment principal transaction revenues	$867	$3,342

The decrease is primarily attributed to a $2.2 million decrease in unrealized gain and loss on the TRS as a result of its liquidation which was substantially completed in the second quarter of 2017. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 11.3% for the quarter ended September 30, 2016 to 2.6% for the quarter ended September 30, 2017.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans increased from a loss of $0.1 million for the quarter ended September 30, 2016 to a gain of $0.3 million for the quarter ended September 30, 2017. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans increased from a $32 thousand gain for the quarter ended September 30, 2016 to a $0.3 million gain for the quarter ended September 30, 2017.

Net Dividend Income

Net dividend income was $0.3 million and $0.2 million for the quarters ended September 30, 2017 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2017	2016
CLO I loan contractual interest income	$-	$2,186
CLO I ABS issued contractual interest expense	-	(1,109)
Net CLO I contractual interest	-	1,077

CLO II loan contractual interest income	$-	$3,943
CLO II ABS issued contractual interest expense	-	(2,056)
Net CLO II contractual interest	-	1,887

CLO III loan contractual interest income	$4,743	$4,562
CLO III ABS issued contractual interest expense	(2,975)	(2,471)
Net CLO III contractual interest	1,768	2,091

CLO IV loan contractual interest income	$5,861	$-
CLO IV ABS issued contractual interest expense	(3,876)	-
Net CLO IV contractual interest	1,985	-

CLO V loan contractual interest income	$33	$-
CLO V warehouse credit facility contractual interest expense	(7)	-
Net CLO IV contractual interest	26	-

Bond Payable interest expense	(1,900)	(1,900)
Less: Non-controlling interest in CLOs	(944)	(1,203)
Other interest income	210	105
Total Segment net interest income	$1,145	$2,057

Non-controlling interest in CLOs	944	1,203
Total net interest income (expense)	$2,089	$3,260

Net interest income decreased $1.2 million from $3.3 million for the quarter ended September 30, 2016 to $2.1 million for the quarter ended September 30, 2017. The decrease was driven primarily by the closures of CLO I and CLO II in 2017, leading to a decline in net interest income that was only partially offset by net interest earned from newly launched CLO IV. As a percentage of total net revenues after provision for loan losses, net interest income was 10.6% for the quarter ended September 30, 2016 and 6.5% for the quarter ended September 30, 2017.

Total segment net interest income decreased from $2.1 million for the quarter ended September 30, 2016 to $1.1 million for the quarter ended September 30, 2017. Net interest income is earned in our Corporate segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 3.5% and 6.9% for the quarters ended September 30, 2017 and 2016, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	4,743		349,038	5.07%	1.28%	3.79%
CLO III ABS issued contractual interest expense	(2,975)		(332,100)	3.18%	1.28%	1.90%
CLO IV loan contractual interest income	5,861		435,724	5.02%	1.33%	3.69%
CLO IV ABS issued contractual interest expense	(3,876)		(424,718)	3.40%	1.33%	2.07%
CLO V loan contractual interest income	33		2,424	4.88%	1.24%	3.64%
CLO V warehouse credit facility contractual interest expense	(7)		(3,960)	2.61%	1.24%	1.37%
Net CLO contractual interest	$3,779	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$2,186		$222,945	3.84%	0.71%	3.13%
CLO I ABS issued contractual interest expense	(1,109)		(250,464)	1.98%	0.71%	1.27%
CLO II loan contractual interest income	3,943		314,713	4.90%	0.67%	4.23%
CLO II ABS issued contractual interest expense	(2,056)		(316,200)	2.54%	0.67%	1.87%
CLO III loan contractual interest income	4,562		351,354	5.08%	0.67%	4.41%
CLO III warehouse/ABS issued contractual interest expense	(2,471)		(332,100)	2.91%	0.67%	2.24%
Net CLO contractual interest	$5,055	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended September 30,
	2017	2016

CLO related provision	$116	$104
Non-CLO related provision	(484)	-
Provision for Loan Losses	$(368)	$104

Less: General reserves related to CLO II, CLO III and CLO IV, and non-controlling interest	(225)	(87)
Segment Provision for Loan Losses	$(593)	$17

Provision for loan losses increased $0.5 million, from a loan loss reversal of $0.1 million for the quarter ended September 30, 2016 to a loan loss provision of $0.4 million for the same period in 2017. The increase was due to specific reserves totaling $0.9 million related to two loans, partially offset by recoveries among our CLO portfolios and loans held for investment. As a percent of net revenues after provision for loan losses, the provision for loan losses was 0.3% for the quarter ended September 30, 2016 and negative 1.1% for the quarter ended September 30, 2017.

Total segment provision for loan losses increased from a loan loss reversal of $17 thousand for the quarter ended September 30, 2016 to a provision of $0.6 million for the quarter ended September 30, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2017 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 1.8% and 0.1% for the quarters ended September 30, 2017 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $2.4 million, or 10.8%, from $22.2 million for the quarter ended September 30, 2016 to $24.6 million for the quarter ended September 30, 2017.

Employee payroll, taxes and benefits, and consultant fees were $11.1 million and $11.2 million for the quarters ended September 30, 2017 and 2016, respectively. Performance-based bonus and commission increased $3.3 million from $9.3 million for the quarter ended September 30, 2016 to $12.6 million for the quarter ended September 30, 2017.

Equity-based compensation was $0.9 million and $1.7 million for the quarters ended September 30, 2017 and 2016, respectively. The equity-based compensation included a $0.2 million decline in share options and share appreciation rights.

Compensation and benefits as a percentage of revenues increased from 72.3% of total net revenues after provision for loan losses for the quarter ended September 30, 2016 to 76.7% for the quarter ended September 30, 2017.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $3.2 million from $20.3 million for the quarter ended September 30, 2016 to $23.5 million for the quarter ended September 30, 2017. As a percent of total segment net revenues, compensation and benefits were 71.3% and 68.4% for the quarters ended September 30, 2017 and 2016, respectively.

Administration

Administration expense was $1.5 million and $1.8 million for the quarters ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 5.9% for the quarter ended September 30, 2016 to 4.6% for the same period in 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.7 million both for the quarter ended September 30, 2017 and for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.4% for the quarter ended September 30, 2016 to 2.3% for the same period in 2017.

Travel and Business Development

Travel and business development expenses decreased $0.3 million, from $1.0 million for the quarter ended September 30, 2016 to $0.7 million for the quarter ended September 30, 2017. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 2.2% and 3.3% for the quarters ended September 30, 2017 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $1.0 million both for the quarter ended September 30, 2017 and for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.4% for the quarter ended September 30, 2016 to 3.3% for the same period in 2017.

Professional Fees

Professional fees were $1.1 million both for the quarter ended September 30, 2017 and for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, professional fees decreased from 3.6% for the quarter ended September 30, 2016 to 3.4% for the same period in 2017.

Other Expenses

Other expenses were $1.8 million both for the quarter ended September 30, 2017 and for the quarter ended September 30, 2016. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 5.8% for the quarter ended September 30, 2016 to 5.5% for the same period in 2017.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $0.9 million for the quarter ended September 30, 2016 to $0.8 million for the quarter ended September 30, 2017. Non-controlling interest for the quarters ended September 30, 2016 and 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

Income tax expense was $1.1 million for the quarter ended September 30, 2017, while an income tax benefit of $0.6 million was recorded for the quarter ended September 30, 2016. For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable direct subsidiary, based on our best estimation of the subsidiary’s average rate of taxation over the long term, while a rate of 0% is applied to our other direct subsidiary, which is a “pass-through entity” for tax purposes. Segment income tax benefit was $0.6 million for the quarter ended September 30, 2016, while segment income tax expense was $0.6 million for the quarter ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $13.1 million, or 31.4%, from $41.7 million for the nine months ended September 30, 2016 to $54.8 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 42.2% for the nine months ended September 30, 2016 to 68.9% for the same period in 2017. On an operating basis, investment banking revenues were 61.4% and 44.1% for the nine months ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	82	$40,493	39	$17,636	43	$22,857	129.6%
Advisory	14	14,320	19	24,083	(5)	(9,763)	-40.5%
Total cash flows	96	$54,813	58	$41,719	38	$13,094	31.4%

The increase in revenues was driven by a 65.5% increase in the number of transactions executed. The number of transactions in which we acted as a book running manager increased from three to 18 for the nine months ended September 30, 2016 and 2017, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $15.1 million and $16.9 million for the nine months ended September 30, 2017 and 2016, respectively. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 17.1% for the nine months ended September 30, 2016 to 19.0% for the nine months ended September 30, 2017. On an operating basis, brokerage revenues were 17.0% and 17.9% for the nine months ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2017	2016
Base management fees:
Fees reported as asset management fees	$12,084	$12,434
Less: Non-controlling interest in HCAP Advisors	(663)	(1,081)
Total base management fees	11,421	11,353

Incentive fees:
Fees reported as asset management fees	$1,993	$6,523
Less: Non-controlling interest in HCAP Advisors	(128)	(623)
Total incentive fees	1,865	5,900

Other fee income:
Fundraising and other income:	$926	$534
Total other fee income	926	534

Asset management related fees:
Fees reported as asset management fees	$14,077	$18,957
Fees reported as other income	926	534
Less: Non-controlling interest in HCAP Advisors	(791)	(1,704)
Total Segment asset management related fee revenues	$14,212	$17,787

Consolidation adjustment	791	1,704
Adjusted total asset management related fees:	$15,003	$19,491

Fees reported as asset management fees were $14.1 million and $19.0 million for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 19.2% for the nine months ended September 30, 2016 to 17.7% for the same period in 2017. Fees reported as other income were $0.9 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, other income increased from 0.5% for the nine months ended September 30, 2016 to 1.2% for the same period in 2017.

Total segment asset management related fees include base management fees and incentive fees from our funds, HCC and our CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Segment asset management related fees are a non-GAAP financial measure that adjusts our total segment asset management related fees by reversing the elimination of those fees in the consolidation of HCAP Advisors. Segment asset management related fees are reconciled to the GAAP measure, total segment asset management fee revenues, in the table above.

Total segment asset management related fee revenue decreased $3.6 million, from $17.8 million for the nine months ended September 30, 2016 to $14.2 million for the same period in 2017. Total base management fees were $11.4 million both for the nine months ended September 30, 2016 and for the same period in 2017. Total incentive fees decreased $4.0 million, from $5.9 million for the nine months ended September 30, 2016 to $1.9 million for the same period in 2017. On an operating basis, asset management related fee revenues were 15.9% and 20.0% for the nine months ended September 30, 2017 and 2016, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $13.9 million, from $10.3 million for the nine months ended September 30, 2016 to a loss of $3.6 million for the same period in 2017. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 10.4% for the nine months ended September 30, 2016 and negative 4.5% for the same period in 2017.

Total segment principal transaction revenues decreased $9.2 million, from $12.4 million for the nine months ended September 30, 2016 to $3.2 million for the same period in 2017. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2016 and 2017 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Nine Months Ended Setember 30,
(in thousands)	2017	2016

Hedge fund investments	$1,170	$73
Investment in Harvest Capital Credit Corporation	(297)	314
Other principal investments	(4,479)	9,938
Total principal transaction revenues	(3,606)	10,325
Operating adjustment addbacks
Total operating adjustments	6,806	2,087
Total Segment principal transaction revenues	$3,200	$12,412

The decrease is primarily attributed to a $6.0 million sale of our interest in Riverbanc in 2016 and a $4.4 million decrease in unrealized gain and loss on TRS as a result of its liquidation in 2017, partially offset by a 1.1 million increase in unrealized gain and loss on our hedge fund investments. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 13.1% for the nine months ended September 30, 2016 to 2.6% for the nine months ended September 30, 2017.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans increased from a loss of $1.0 million for the nine months ended September 30, 2016 to a gain of $1.2 million for the nine months ended September 30, 2017. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans was a $0.7 million loss and a $1.1 million gain for the nine months ended September 30, 2016 and 2017, respectively.

Net Dividend Income

Net dividend income was $0.8 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2017	2016
CLO I loan contractual interest income	$480	$7,576
CLO I ABS issued contractual interest expense	(691)	(3,285)
Net CLO I contractual interest	(211)	4,291

CLO II loan contractual interest income	$6,474	$12,145
CLO II ABS issued contractual interest expense	(4,807)	(6,011)
Net CLO II contractual interest	1,667	6,134

CLO III loan contractual interest income	$14,147	$13,741
CLO III ABS issued contractual interest expense	(8,687)	(7,232)
Net CLO III contractual interest	5,460	6,509

CLO IV loan contractual interest income	$8,035	$-
CLO IV ABS issued contractual interest expense	(4,697)	-
Net CLO IV contractual interest	3,338	-

CLO V loan contractual interest income	$33	$-
CLO V warehouse credit facility contractual interest expense	(7)	-
Net CLO V contractual interest	26	-

Bond Payable interest expense	(5,701)	(5,714)

Less: Non-controlling interest in CLOs	(2,914)	(5,269)

Other interest income	461	480

Total Segment net interest income	$2,100	$6,431

Non-controlling interest in CLOs	2,914	5,269

Total net interest income (expense)	$5,014	$11,700

Net interest income decreased $6.7 million from $11.7 million for the nine months ended September 30, 2016 to $5.0 million for the same period in 2017. The decrease was driven primarily by the closures of CLO I and CLO II in 2017, leading to a decline in net interest income that was only partially offset by net interest earned from newly launched CLO IV. As a percentage of total net revenues after provision for loan losses, net interest income was 11.8% for the nine months ended September 30, 2016 and 6.3% for the same period in 2017.

Total segment net interest income decreased $4.4 million from $6.4 million for the nine months ended September 30, 2016 to $2.1 million for the same period in 2017. Net interest income is earned in our Corporate segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 2.4% and 6.8% for the nine months ended September 30, 2016 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended June 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$480		$6,975	4.10%	0.39%	3.71%
CLO I ABS issued contractual interest expense	(691)		(85,500)	1.03%	0.39%	0.64%
CLO II loan contractual interest income	6,474		162,643	4.96%	0.00%	4.96%
CLO II ABS issued contractual interest expense	(4,807)		(256,749)	2.98%	1.07%	1.91%
CLO III loan contractual interest income	14,147		354,518	5.01%	1.14%	3.87%
CLO III ABS issued contractual interest expense	(8,687)		(332,100)	3.13%	1.14%	1.99%
CLO IV loan contractual interest income	8,035		195,459	4.96%	1.33%	3.64%
CLO IV ABS issued contractual interest expense	(4,697)		(424,718)	3.40%	1.33%	2.08%
CLO V loan contractual interest income	33		817	4.88%	1.24%	3.64%
CLO V warehouse credit facility contractual interest expense	(7)		(3,960)	2.61%	1.24%	1.38%
Net CLO contractual interest	$10,280	$	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended June 30, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$7,576		$261,856	3.80%	0.60%	3.20%
CLO I ABS issued contractual interest expense	(3,285)		(277,848)	1.78%	0.60%	1.18%
CLO II loan contractual interest income	12,145		320,382	4.98%	0.62%	4.36%
CLO II ABS issued contractual interest expense	(6,044)		(316,365)	2.49%	0.62%	1.87%
CLO III loan contractual interest income	13,741		351,848	5.13%	0.62%	4.51%
CLO III ABS issued contractual interest expense	(7,232)		(332,100)	2.86%	0.62%	2.24%
Net CLO contractual interest	$16,901	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Nine Months Ended September 30,
	2017	2016

CLO related provision	$(2,271)	$(537)
Non-CLO related provision	(1,217)	(443)
Provision for Loan Losses	$(3,488)	$(980)

Less: General reserves related to CLO II, CLO III and CLO IV, and non-controlling interest	1,073	185
Segment Provision for Loan Losses	$(2,415)	$(795)

Provision for loan losses increased $2.5 million, from $1.0 million for the nine months ended September 30, 2016 to $3.5 million for the same period in 2017. Approximately $1.7 million of the increase related to specific reserves on loans held in our CLO portfolios and among our loans held for investment. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 4.4% for the nine months ended September 30, 2017 and negative 1.0% for the same period in 2016.

Total segment provision for loan losses increased from $0.8 million for the nine months ended September 30, 2017 to $2.4 million for the six months ended June 30, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2017 and 2016 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were 2.7% and 0.8% for the nine months ended September 30, 2017 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $1.3 million, or 1.8%, from $70.3 million for the nine months ended September 30, 2016 to $69.0 million for the same period in 2017.

Employee payroll, taxes and benefits, and consultant fees were $34.5 million and $34.2 million for the nine months ended September 30, 2016 and 2017, respectively. Performance-based bonus and commission increased $1.0 million from $31.6 million for the nine months ended September 30, 2016 to $33.1 million for the same period in 2017.

Equity-based compensation was $2.2 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. The equity-based compensation included a $1.0 million decline in share options and share appreciation rights.

Compensation and benefits as a percentage of revenues increased from 71.0% of total net revenues after provision for loan losses for the nine months ended September 30, 2016 to 86.8% for the same period in 2017.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $0.7 million from $67.1 million for the nine months ended September 30, 2016 to $66.4 million for the same period in 2017. As a percent of total segment net revenues, compensation and benefits were 74.5% and 70.9% for the nine months ended September 30, 2017 and 2016, respectively.

Administration

Administration expense was $6.0 and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.7% for the nine months ended September 30, 2016 to 7.5% for the same period in 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.3 million both for the nine months ended September 30, 2016 and for the same period in 2017. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the nine months ended September 30, 2016 to 2.9% for the same period in 2017.

Travel and Business Development

Travel and business development expenses decreased $0.8 million, from $3.5 million for the nine months ended September 30, 2016 to $2.7 million for the nine months ended September 30, 2017. As a percentage of total net revenues after provision for loan losses, travel and business development expense were 3.4% and 3.6% for the nine months ended September 30, 2017 and 2016, respectively.

Communications and Technology

Communications and technology expenses were $3.2 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.1% for the nine months ended September 30, 2016 to 4.0% for the same period in 2017.

Professional Fees

Professional fees decreased $0.1 million from $3.2 million for the nine months ended September 30, 2016 to $3.1 million for the nine months ended September 30, 2017. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.3% for the nine months ended September 30, 2016 to 3.9% for the same period in 2017.

Other Expenses

Other expenses increased $0.8 million from $5.5 million for the nine months ended September 30, 2016 to $6.2 million for the nine months ended September 30, 2017. The increase was attributable to a $0.5 million increase in occupancy costs. As a percentage of total net revenues after provision for loan losses, other expenses increased from 5.5% for the nine months ended September 30, 2016 to 7.8% for the same period in 2017.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from $4.0 million for the nine months ended September 30, 2016 to $1.7 million for the nine months ended September 30, 2017. Non-controlling interest for the nine months ended September 30, 2016 and 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

For the nine months ended September 30, 2017 and 2016, income tax benefits of $1.3 million and $0.2 million, respectively, were recorded. For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable direct subsidiary, based on our best estimation of the subsidiary’s average rate of taxation over the long term, while a rate of 0% is applied to our other direct subsidiary, which is a “pass-through entity” for tax purposes. Segment income tax benefit decreased $1.7 million from $1.9 million for the nine months ended September 30, 2016 to $0.2 million for the same period in 2017.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2017 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2017, we had net liquid assets of $88.7 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2014, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from the initial public offering, the January 2013 issuance of the 2013 Senior Notes, the January 2014 issuance of the 2014 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

On April 7, 2009, we invested $4.0 million of cash and granted $3.0 million original par amount, with a $2.3 million estimated fair value, of contingent consideration (a zero coupon note) to acquire 100% of the membership interests and net assets of $7.5 million of CLO I. In December 2009, we repurchased the contingent consideration for $1.8 million. In the fourth quarter of 2016, CLO I initiated liquidation proceedings. In connection with this liquidation, the Company received a $29.0 million distribution in the first quarter of 2017 and the final distribution of $5.2 million in the second quarter of 2017.

Our maximum exposure to loss of capital on the CLOs is the $13.5 million investment related to CLO III and $39.0 million investment in CLO IV, plus any earnings retained in the CLOs since the acquisition or inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO III or CLO IV, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

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

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At September 30, 2017, we had $756.2 million of loans collateralizing asset-backed securities, net, $57.7 million of restricted cash and $2.0 million of interest receivable funded by $737.8 million of asset-backed securities issued, net, and interest payable of $6.0 million. These assets and liabilities represented 79.1% of total assets and 81.4% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at September 30, 2017.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of September 30, 2017.

(Dollars in thousands)	As of September 30, 2017
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	94	11/2019 - 8/2024	$39,705
$500 - $2,000	360	12/2018 - 7/2025	462,217
$2,000 - $5,000	95	1/2019 - 6/2014	252,217
$5,000 - $10,000	2	6/2021 - 9/2023	13,933
Total	551		$768,072

(Dollars in thousands)	As of September 30, 2017
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	19	$24,162	3.1%
Automotive	26	32,774	4.3%
Banking, Finance, Insurance & Real Estate	32	36,088	4.7%
Beverage, Food & Tobacco	27	36,926	4.8%
Capital Equipment	20	24,858	3.2%
Chemicals, Plastics & Rubber	20	19,522	2.5%
Construction & Building	19	27,712	3.6%
Consumer Goods: Durable	13	19,328	2.5%
Consumer Goods: Non-durable	14	22,722	3.0%
Containers, Packaging & Glass	18	21,350	2.8%
Energy: Electricity	5	10,997	1.4%
Energy: Oil & Gas	8	8,119	1.1%
Environmental Industries	8	13,953	1.8%
Forest Products & Paper	1	993	0.1%
Healthcare & Pharmaceuticals	40	55,609	7.2%
High Tech Industries	40	68,202	8.9%
Hotel, Gaming & Leisure	38	51,570	6.7%
Media: Diversified & Production	4	5,569	0.7%
Media: Advertising, Printing, Publishing	8	11,912	1.6%
Media: Broadcasting & Subscription	16	26,885	3.5%
Metals & Mining	7	10,459	1.4%
Retail	31	50,509	6.6%
Services: Business	52	82,880	10.8%
Services: Consumer	22	33,860	4.4%
Telecommunications	25	37,597	4.9%
Transportation: Cargo	14	20,270	2.6%
Transportation: Consumer	4	4,954	0.6%
Utilities: Oil & Gas	1	975	0.1%
Utilities: Electric	1	1,446	0.2%
Wholesale	4	5,870	0.8%
Total	537	$768071	100.0%

Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	109	$166,087	21.6%
B2	205	293,420	38.2%
B3	92	131,105	17.1%
Ba1	15	26,566	3.5%
Ba2	29	35,613	4.6%
Ba3	50	62,223	8.1%
Baa3	5	9,010	1.2%
Caa1	25	38,648	5.0%
Caa2	6	5,307	0.7%
Caa3	1	92	0.0%
Total	537	$768,071	100%

Other Liquidity Considerations

As of September 30, 2017, our indebtedness consists of our bonds payable and our borrowings under the CLO V warehouse credit facility. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related to JMP Holding LLC or JMP Securities.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero as of both September 30, 2017 and December 31, 2016.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of September 30, 2017, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of September 30, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both September 30, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On July 31, 2017, the Company established, through its affiliate CLO V, a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. As of September 30, 2017, the balance of the credit facility was $7.0 million.

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

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The following table represents cash distributions made for the nine months ended September 30, 2017.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
1/19/2017	1/31/2017	2/15/2017	$0.030
1/19/2017	2/28/2017	3/15/2017	$0.030
1/19/2017	3/31/2017	4/14/2017	$0.030
4/19/2017	4/28/2017	5/15/2017	$0.030
4/19/2017	5/31/2017	6/15/2017	$0.030
4/19/2017	6/30/2017	7/14/2017	$0.030
7/20/2017	7/31/2017	8/15/2017	$0.030
7/20/2017	8/31/2017	9/15/2017	$0.030
7/20/2017	9/29/2017	10/13/2017	$0.030

During the nine months ended September 30, 2017, the Company repurchased 362,694 of the Company’s shares at an average price of $5.42 per share for an aggregate purchase price of $2.0 million on the open market.

We had total restricted cash of $62.0 million comprised primarily of $57.7 million of restricted cash at JMP Investment Holdings on September 30, 2017. This balance was comprised of $11.0 million in interest received from loans in the CLOs, and $51.2 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $21.1 million and $29.7 million, which were $19.8 million and $28.6 million in excess of the required net capital of $1.3 million and $1.1 million, at September 30, 2017 and December 31, 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.92 to 1 and 0.56 to 1 at September 30, 2017 and December 31, 2016, respectively.

A condensed table of cash flows for the nine months ended September 30, 2017 and 2016 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2016 to 2017
	2017	2016		%
Cash flows used in operating activities	$(13,984)	$5,092	$(19,076)	-374.6%
Cash flows provided by investing activities	114,640	106,378	8,262	7.8%
Cash flows used in financing activities	(98,655)	(91,353)	(7,302)	-8.0%
Total cash flows	$2,001	$20,117	$(18,116)	-90.1%

Cash Flows for the Nine Months Ended September 30, 2017

Cash decreased by $2.0 million during the nine months ended September 30, 2017, as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $14.0 million of cash from the net loss of $12.8 million, adjusted for the cash used by operating assets and liabilities of $10.6 million, and provided by non-cash revenue and expense items of $9.4 million. The cash used by the change in operating assets and liabilities included an increase in receivables of $22.4 million, and decrease in accrued compensation and other liabilities of $9.0 million, partially offset by a, increase in marketable securities sold, but not yet purchased of $16.3 million and a decrease in deposits and other assets of $6.5 million.

Our investing activities provided $114.6 million of cash primarily due to the sale and payoff of loans collateralizing ABS of $477.2 million, the net change in restricted cash reserved for lending activities of $167.0 million driven by the liquidation of CLO I and CLO II, and, partially offset by $614.4 million funding of loans collateralizing ABS related to the CLO IV issuance.

Our financing activities used $98.7 million of cash primarily due to $503.6 million repayment of ABS issued relating to the liquidation of CLO I and CLO II, partially offset by $408.4 million of proceeds from asset-backed securities issued and $7.0 million of proceeds from the Facility.

Cash Flows for the Nine Months Ended September 30, 2016

Cash increased by $20.1 million during the nine months ended September 30, 2016, as a result of cash provided by operating and investing activities, partially offset by cash used in financing activities.

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

Contractual Obligations

As of September 30, 2017, our aggregate minimum future commitment on our leases was $25.1 million. See Note 13 of the notes to the condensed consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had standby letters of credit of $5.1 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively. The Company had unfunded commitments to lend of $39.4 million as of September 30, 2017. The Company had sold unfunded commitments of $20.7 million as of December 31, 2016 that had not yet settled. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2017. The CLO-related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the condensed consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2017. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Not Applicable.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended September 30, 2017.

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
				Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	Total Number of Shares Purchased	Average Price Paid Per Share

Period

July 1, 2017 to July 31, 2017	145,058	$5.32	145,058	780,410
August 1, 2017 to August 31, 2017	69,018	$5.38	69,018	711,392
September 1, 2017 to September 30, 2017	21,536	$5.35	21,536	689,856
Total	235,612		235,612

(1)	On February 13, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.18	Credit Agreement, dated as of July 31, 2017, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).