Form 10-K
period 2017-12-31
JMP GROUP LLC
filed 2018-03-28
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC JMP Group Inc. 8.00% Senior Notes due 2023 JMP Group Inc. 7.25% Senior Notes due 2027	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☐    Non-Accelerated Filer   ☐     Smaller Reporting Company   ☒    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2017 as reported on The New York Stock Exchange was $60,900,267.

JMP Group LLC shares representing limited liability company interests outstanding as of March 23, 2018: 21,551,792

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2018 annual meeting of shareholders to be held in June 2018 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2017.

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

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the fact that we do not anticipate that any tax adjustments will result in a material adverse affect on our financial condition;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	the fact that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months; and

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds, and our expected distribution rate.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions, based upon our current expectations and projections about future events. Any projections of our future financial performance may be based upon expected outcomes of our growth strategies and anticipated trends in our business. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks provided under Item 1A “Risk Factors” in this Form 10-K, including, but not limited to, the following factors:

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

•

the impact of our increased leverage as a result of our January 2013 offering of 8.00% Senior Notes due 2023 (the “2013 Senior Notes”) and the November 2017 offering of 7.25% Senior Notes due 2027 (the “2017 Senior Notes,” together with the 2013 Senior Notes, the “Senior Notes”);

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

The foregoing list of risks is not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risks, nor can we assess the impact of all factors or the effect that any factor, or combination of factors, may have on our business. Actual results may differ materially from those contained in any forward-looking statements.

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

JMP Group Inc. was incorporated in Delaware in January 2000, and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed an initial public offering in May 2007 and a reorganization transaction in January 2015, pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Reorganization Transaction was previously announced by JMP Group Inc. in a current report on Form 8-K filed with the SEC on August 20, 2014.

JMP Group LLC filed a current report on Form 8-K on January 2, 2015, (the “January Form 8-K”) in order to establish JMP Group LLC as the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in JMP Group LLC, as the successor issuer to JMP Group Inc., were deemed registered under Section 12(b) of the Exchange Act. References to JMP Group LLC in this Annual Report on Form 10-K that includes any period before the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc. For more information concerning the effects of the Reorganization Transaction and the succession of JMP Group LLC to JMP Group Inc. upon its effectiveness, please see the January Form 8-K.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”); our asset management business through Harvest Capital Strategies LLC (“HCS”), JMP Asset Management LLC (“JMPAM”) and HCAP Advisors; our corporate credit business through JMP Investment Holdings and JMP Credit Advisors; and certain principal investments through JMP Investment Holdings and other subsidiaries.

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

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS, including a family of long/short equity hedge funds and private equity funds. JMPAM is the investment manager of JMP Realty Partners I LLC, a private equity fund that invests opportunistically in real estate assets. HCAP Advisors LLC ("HCAP Advisors") is a majority-owned subsidiary and manages the investment activities of Harvest Capital Credit Corporation ("HCC"), a business development company offering customized financing solutions to small and midsized companies.

JMP Credit Advisors is a registered investment advisor under the Investment Advisers Act and is an asset management platform established to underwrite and manage investments in senior secured debt. JMP Credit Advisors actively manages JMP Credit Advisors CLO III Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd. (“CLO IV”), and JMP Credit Advisors CLO V Ltd. (“CLO V”), which is a revolving credit facility warehousing loans that have yet to be securitized. JMP Credit Advisors also managed JMP Credit Advisors CLO I Ltd. (“CLO I”) and JMP Credit Advisors CLO II Ltd. (“CLO II”) as of January 1, 2017, before their liquidation in the first and second quarters of 2017, respectively.

Investment Banking

Our investment banking professionals provide capital raising services, mergers and acquisitions transaction services, and other strategic advisory services to corporate clients. Dedicated industry coverage groups concentrate on each of our four target industries, enabling our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing transaction execution services to those clients.

We focus our efforts on small and middle-market companies in the following four growth industries: technology, healthcare, financial services and real estate. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, a trusted resource for institutional investors, and an effective investment manager for our asset management clients. We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, West Palm Beach and the Atlanta and Minneapolis areas.

We provide our corporate clients with a wide variety of services, including strategic financial advice and capital raising solutions, sales and trading support, and equity research coverage. We provide institutional investors with capital markets intelligence and investment recommendations about individual equities that are not widely followed. We believe that our concentration on small and middle-market companies, as well as our broad range of product offerings, positions us as a leader in what has traditionally been an underserved, though high-growth, market.

The selection of our four target industries, the development of multiple products and services, and the establishment of our four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. Over the years, we have been able to balance fluctuating revenue streams from our investment banking activities, asset management incentive fees and principal investments with more stable revenue streams from our sales and trading activities and asset management base fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, allowing us to win business and generate revenues in various economic and capital markets environment.

By focusing consistently on our target industries, we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small- and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or sale of the company. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

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

Because our corporate clients are generally high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still privately held, in which case we may facilitate private placements of the company's securities. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. Thereafter, if our client prepares for an initial public offering, we may be selected to serve as an underwriter of that offering and of any subsequent follow-on offerings. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, at-the-market offerings, PIPEs, registered direct offerings and private placements to continue to generate corporate finance revenues.

Mergers and Acquisitions and Other Strategic Advisory

We work with corporate clients on a broad range of strategic matters, including mergers and acquisitions, divestitures and corporate restructurings, valuations of businesses and assets, and fairness opinions and special committee assignments. We provide our advice to senior executives and boards of directors of client companies in connection with transactions that are typically of significant strategic and financial importance to these companies. We believe that our success as a strategic advisor stems from our ability to structure and execute complex transactions that create long-term shareholder value. Because we serve a variety of corporate clients, from private companies in early stages of growth to mature businesses either publicly or privately held, the values of these transactions range in size.

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

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our investment recommendations to our institutional brokerage clients. In addition, our sales and trading staff executes securities trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

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

Our sales and trading personnel are also central to our ability to market securities offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of the securities offerings we manage. Our syndicate activities include coordinating the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

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

Our equity research focuses on our four broad industries—technology, healthcare, financial services and real estate—and on the following sectors underlying each industry:

Technology • Communications Infrastructure • Cybersecurity • Data Management • Digital Media • Energy Technology • Industrial Technology • Internet • Software	Healthcare • Biotechnology • Healthcare Facilities • Healthcare Services • Medical Devices & Supplies • Specialty Pharmaceuticals

Financial Services

•   Alternative Asset Managers

•   Commercial Finance

•   Consumer Finance

•   Financial Processing & Outsourcing

•   Financial Technology

•   Insurance

•   Investment Banks & Brokers

•   Mortgage Finance

•   Regional Banks

•   Specialty Finance

Real Estate • Housing • Land Development • Property Services • Real Estate Investment Trusts (REITs) • Residential Services

As of December 31, 2017, our research department included 23 publishing research analysts providing investment recommendations on 454 public companies divided among our four target sectors. Approximately 37% of the stocks under coverage had market capitalizations of less than $1.0 billion.

Equity Research Coverage by Industry

Healthcare
27%
Financial Services
31%
Real Estate
18%
Technology
24%

Equity Research Coverage by Market Capitalization

$250 Million -
$500 Million
13%
<$250 Million
10%
>$5 Billion
27%
$500 Million -
$1 Billion
14%
$1 Billion -
$2 Billion
15%
$2 Billion -
$5 Billion
21%

Asset Management

Through HCS, JMPAM, JMP Credit Advisors, and HCAP Advisors, we actively manage a family of two hedge funds, four private equity funds and one entity, HCC, formed to provide loans to small and midsized U.S. companies. As of December 31, 2017, we had a total of $1,064.1 million in client assets under management (including assets of employees and portfolio managers) and an additional $14.7 million of our own capital invested in these vehicles. In addition, as of December 31, 2017, we had invested $10.6 million in entities managed by certain third parties.

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately held, small and midsized U.S. companies. As of December 31, 2017, HCC’s portfolio consisted of 31 loans with an aggregate fair value of $115.6 million. As the investment advisor, HCAP Advisors earns a base management fee equal to 2% of the gross assets annually, excluding cash and cash equivalents, and an incentive fee of 20% of the net operating income, assuming that a hurdle rate of 8% is achieved, in addition to 20% of the realized gains, net of realized and unrealized losses, subject to a three-year high-water mark.

The objective of our multiple investment strategies is to diversify both revenue and risk while maintaining the attractive economics of the alternative asset management model. We view asset management as an attractive business due to its high margins and the recurring nature of its fee-based revenues, as well as its dependence on intellectual capital, which we believe is less susceptible to competitive threats from larger financial institutions.

In the course of advising clients on strategic or private capital raising transactions, our investment bankers may identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, opportunities to invest equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in certain cases in the past we have made principal investments, and in some of those cases we have earned attractive returns on the capital we have committed. We expect that we will continue to make such investments in the future and believe that we may continue to earn attractive returns in some instances.

JMP Credit Advisors currently serves as the investment manager to CLO III, CLO IV, and CLO V, which together had a diversified portfolio of 551 corporate loans with an aggregate par amount of $0.9 billion and restricted cash available to lend of $40.2 million as of December 31, 2017. For the year ended December 31, 2017, JMP Credit Advisors earned management fees of $3.5 million from CLO I, CLO II, CLO III, CLO IV and CLO V. CLO I and CLO II were liquidated in the first and second quarters, respectively. Because we consolidate the CLOs in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from the CLOs are eliminated upon consolidation.

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

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial services industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, securities brokerage firms, merchant banks and financial advisory firms. Our focus on four target industries subjects us to direct competition from a number of institutional brokerage firms and investment banking boutiques that also specialize in providing services to these industries and their investors.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple bookrunners and co-managers, with bookrunners earning a disproportionately large portion of underwriting fees, has increased competition in the investment banking industry while placing downward pressure on average transaction fees.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies, securities or real estate assets, and in the recruitment and retention of skilled asset management professionals.

Net interest income from our corporate credit business depends, in large part, on our ability to acquire loans with yields that exceed our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete with other CLO managers, business development companies, public and private funds, commercial and investment banks and commercial finance companies. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish a larger number of business relationships than us.

Employees

As of December 31, 2017, we had 230 employees, including 88 managing directors. We believe that our managing directors and other professionals are attracted to our firm because of our entrepreneurial culture, our focused industry coverage and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

Because we operate an investment bank and several different asset management platforms, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, legal, reputational and operational risks. We believe that we exercise sound practical judgment and undertake rigorous quantitative analysis before engaging in transactions to ensure that appropriate risk mitigators are in place. We mitigate risk by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions in instances when we believe we have the advantage of industry or company-specific expertise. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment, and all significant investments must be approved by our investment committee and/or board of directors. Our participation in any underwritten offering is evaluated and approved by a committee of key capital markets, investment banking, compliance and legal professionals. Our focus is always on balancing risk and return, in that we attempt to achieve returns from each of our businesses that are commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

Regulation

As a participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges. The laws, rules and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted and may impact our operations and affect our profitability.

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

JMP Securities is subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of a broker-dealer's assets be relatively liquid. In addition, JMP Securities is subject to certain notification requirements related to withdrawals of excess net capital.

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

Our asset management subsidiaries, HCS, JMPAM, JMP Credit Advisors, and HCAP Advisors, are SEC-registered investment advisers and are accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

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

Accounting, Administration and Operations

Our accounting, administrative and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems, and the processing of our securities transactions. We use a third-party service provider for payroll processing and servicing of asset-backed securities issued, and our clearing operations are currently performed by National Financial Services LLC. All of our data processing functions are performed by our management information systems personnel. We believe that our continued growth will require implementation of new or enhanced communications and information systems and training of our personnel, or the hiring of an outsourced provider to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could harm our ability to manage growth.

Available Information

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov from which interested persons can electronically access our SEC filings.

We provide our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements; Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders; and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge in the Investor Relations section of our website, at http://www.jmpg.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time we may use our website as a channel of distribution of material company information.

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

We focus our business activities principally in four target industries: technology, healthcare, financial services and real estate. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last decade, the mix of our investment banking revenues has shifted. In 2007, the year of our initial public offering, the financial services and real estate sectors, together, represented 48% of our total investment banking revenues; in 2017, these two sectors represented 43% of such revenues. While the healthcare sector constituted 23% of our total investment banking revenues in 2007, the sector constituted 37% of such revenues in 2017.

The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services and real estate. In the course of the past decade, these industries have been negatively impacted at times by disruption in the financial markets and the broader economy, leading to severe downturns in real estate values, upheaval in the mortgage, credit and equity markets, and the distress or failure of both major and minor financial institutions. Volatility or prolonged dislocation in one or more of the industries on which we focus our efforts could impair our ability to conduct business and generate revenues in those sectors. Underwriting and other corporate finance activities, strategic advisory engagements, and sales and trading activities in our target industries represent a significant portion of our business. This concentration exposes us to the risk of a decline in revenue in the event of a downturn in any one of our four target industries, should our corporate clients in these industries or our institutional clients focused on these industries become unable or unwilling to continue to engage us for our services.

As an investment bank with an emphasis on certain growth sectors of the economy, we depend significantly on private company transactions for sources of revenue and potential business opportunities. Most of these private company clients are initially funded and controlled by venture capital funds and private equity firms. To the extent that the pace of these private company transactions slows or the average transaction size declines due to a decrease in venture capital and private equity financings, difficult market conditions in our target industries or other factors, our business and results of operations may be harmed.

Our ability to retain our senior professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may adversely affect our reputation, business, results of operations and financial condition.

Our people are our most valuable resource. Our ability to generate and successfully execute the transactions that account for a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly our managing directors and the members of our executive committee. The reputations and relationships of our senior professionals with our clients are a critical element in obtaining and executing client engagements. Turnover in the investment banking industry is high, and we encounter intense competition for qualified employees from other companies in the investment banking industry, as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds.

To the extent we continue to have annual compensation and benefits expense targets, we may not be able to retain our professionals or recruit additional professionals at compensation levels that are within our target range for compensation and benefits expense. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, senior investment management personnel or executive officers to a new or existing competitor or otherwise, we may not be able to retain valuable relationships, and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition will be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues.

Our growth strategy relies on our ability to attract and retain productive senior professionals across all of our businesses. Due to the relatively early stage of development of many of our businesses and competition from other firms, we may face difficulties in recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors are significantly larger, with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, it may take more than one year for us to determine whether new professionals will be effective and will generate revenues, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development.

Certain aspects of our cost structure are largely fixed, and we may incur costs associated with new or expanded lines of business prior to these lines of business generating significant revenue. If our revenue declines or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We may incur costs associated with new or expanded lines of business, including guaranteed or fixed compensation costs, prior to generating significant revenue from these lines of business. In addition, certain aspects of our cost structure, such as costs for occupancy, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to adjust these costs quickly enough to match fluctuations in revenue. If our revenue declines, or fails to increase commensurately with the expenses associated with new or expanded lines of business, our profitability may be materially adversely affected.

We face strong competition from larger firms, some of which have greater resources and name recognition than we do, which may impede our ability to grow our business.

The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, market focus and the relative quality and price of our services and products. We have experienced intense price competition in our various businesses. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors handling transactions, could adversely affect our revenues, even if the size and number of our investment banking transactions increases.

Our investment bank subsidiary had 180 employees as of December 31, 2017. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be more able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors; and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions were to decline, larger investment banking firms could seek to enter into engagements with smaller companies and to execute transactions that traditionally would have been considered too small for these firms.

If we are unable to compete effectively with our competitors, our business, results of operations and financial condition will be adversely affected.

We face strong competition from middle-market investment banks.

We compete with specialized investment banks to provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, market focus and the relative quality and price of our services and products. We have experienced intense competition from similarly-sized firms over obtaining advisory mandates in recent years, and we may experience pricing pressures in our investment banking business in the future as some of our competitors seek to gain increased market share by reducing fees. Competition in the middle market may further intensify if larger Wall Street investment banks expand their focus farther into this sector of the market. Increased competition could reduce our market share and our ability to generate investment banking fees.

We also face increased competition due to a trend in recent years toward consolidation among companies in the financial services industry. This trend was amplified by the disruption and volatility in the financial markets in 2015 and 2016 and, before that, to a much greater degree in 2008 and 2009. As a result, a number of financial services companies have merged, been acquired or have fundamentally changed their business models. Many of these firms may have the ability to support investment banking, including financial advisory, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

Our share price has been volatile, and it may continue to be volatile in the future.

The market price of our shares could be subject to significant fluctuations due to factors such as:

•	changes in book value due to principal investment valuations;

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies;

•	a discount in the trading multiple of our shares relative to that of shares of certain of our peer companies, due to perceived risks associated with our smaller size;

•	the success or failure of potential acquisitions, our operating strategies and our perceived prospects and those of the financial services industry in general;

•	changes in our distribution policy;

•	sales of substantial numbers of our shares by our employees or other shareholders, or the possibility of such sales; and

•	the realization of any of the other risks described in this section.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3. This shelf registration statement enables us to sell, from time to time, our shares and other securities covered by the shelf registration statement in one or more public offerings. Sales of substantial numbers of our shares or other securities covered by the shelf registration statement may adversely affect the price of our shares. Declines in the price of our shares may adversely affect our ability to recruit and retain senior professionals, including our managing directors and other professionals. In addition, we may not be able to access the capital markets for future principal transactions.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our share price.

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction, regardless of whether or not the contemplated transaction generates revenue. This risk may be intensified by our focus on growth companies in the technology, healthcare, financial services and real estate industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of merger and acquisition and capital raising activity in the U.S., which fluctuates substantially from period to period. According to data from Thomson Reuters, a provider of global investment banking analysis and systems, the number of announced U.S. merger and acquisition transactions in our four target industries with values of $1.0 billion or less varied from 2,236 in 2015 ($244.7 billion of aggregate value) to 1,831 in 2016 ($243.0 billion of  aggregate value) to 2,028 in 2017 ($202.2 billion of aggregate value). The number of U.S. equity capital raising transactions varied from 981 in 2015 (raising $267.2 billion) to 873 in 2016 (raising $204.1 billion) to 1,066 in 2017 (raising $210.4 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions in our sectors of focus decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our share price.

Further, because a significant portion of our revenue is derived from investment banking fees and brokerage commissions, severe market fluctuations, weak economic conditions, or a decline in stock prices, trading volumes or liquidity could cause our financial results to fluctuate from period to period as a result of the following, among other things:

•	the number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

•	the value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline; and

•	the volume of trades we execute for our clients may decrease.

To the extent our clients, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase.

Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance activities, merger and acquisition transactions (often as an advisor in the sale of a company) or other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our existing engagements are successfully completed or terminated. As a result, high activity levels in any period are not necessarily indicative of continued high activity levels in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 19%, 18% and 18% of our net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. Since we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients as measured by brokerage revenues have entered into arrangements with us and with other investment banks, under which they separate payments for research products or services from trading commissions for sales and trading services and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of their commissions directly to us, to another broker-dealer or to an independent research provider. If more such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, it may further increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high-quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of undertaking the more traditional underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this trend and, as a result, we may be subject to increased risk. Conversely, if we do not have sufficient regulatory capital to do so, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions, even when economic and market conditions are generally favorable for others in the industry.

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

Over the past several years, the size and number of asset management funds, including hedge funds and private equity funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, as institutional and individual investors allocate increasing amounts of capital to alternative investment strategies, the size and duration of pricing inefficiencies is reduced. Many alternative investment strategies seek to exploit these inefficiencies, and in certain industries this trend drives prices for investments higher. Both of these situations can increase the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to other investment products could decrease. Competition is based on a variety of factors, including:

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

 We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

•	Investors may develop concerns that we will allow a fund to grow to the detriment of its performance.

•

Some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy-specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities.

•

Some of our competitors may perceive risk differently than we do, which could allow those competitors either to outbid us for investments in particular sectors or to consider a wider variety of investments.

•

There are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition.

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us, because we would have fewer assets under management.

To the extent that our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced, and our ability to grow existing funds and raise new funds in the future will likely be impaired.

The historical returns of our funds may not be indicative of the future results of our funds.

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of return reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate valuation of the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our shares.

There is increasing regulatory supervision of alternative asset management companies.

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. Recently, the SEC has announced that the 2018 examination priorities for the Office of Compliance Inspections and Examinations include such items as cybersecurity compliance and controls, anti-money laundering programs, and the continuing oversight of private fund advisers, focusing substantially on concerns related to transparency and disclosure practices. However, it is unclear whether the SEC and its staff will maintain the same level of enforcement if, in the future, there is an effort on the part of the federal government to ease restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

Our asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period, during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly with the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

We invest our own principal capital in equity securities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2017, our gross principal investments included $27.8 million invested in other investments, of which $14.4 million related to our family of funds and $12.1 million to entities managed by third parties. We also had $20.8 million invested in marketable securities and $7.9 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which, as of December 31, 2017, are carried at $83.9 million net of reserves for credit losses. We have $48.1 million par value invested in the subordinated securities issued by the CLOs.

The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or real estate sectors that have not yet developed and that may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past, and we may suffer losses from our principal investment activities in the future.

We have made and may in the future make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We may purchase equity securities and, to a lesser extent, debt securities in venture capital, seed and other high-risk financings of early-stage, pre-public companies, in “mezzanine stage” companies, and  in turnaround and distressed situations, as well as in funds or other collective investment vehicles. We risk the loss of capital invested by us in these entities.

 We may use our capital, including on a leveraged basis, in principal investments in both private and public company securities that may be illiquid and volatile. The equity securities of any privately held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell any such securities that we acquire for a period of at least six months after we acquire such securities. Thereafter, a public market sale may be subject to volume limitations or be dependent upon securing a registration statement for an initial, and potentially secondary, public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company, and resale of significant amounts of these securities may be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in a leveraged capital structure increases the risk of losses, due to factors such as rising interest rates, downturns in the economy, or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

In addition, some of these investments are, or may in the future be, in industries or sectors that are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the trading price of recent sales of securities (in the case of publicly traded securities), restrictions on transfer, and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been previously held would result in loses of potential incentive income and principal investments.

We may experience write-downs of our investments and other losses related to the valuation of our investments in volatile and illiquid market conditions.

We have exposure to volatile or illiquid securities, including investments in companies that have and may hold mortgage-related products, such as residential and commercial mortgage-backed securities, mortgage loans, and other mortgage and real estate-related securities. We continue to have exposure to these markets and products and, as market conditions continue to evolve, the fair value of these mortgage-related instruments could deteriorate.

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

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial markets and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment and geopolitical issues. While financial markets have become more stable and have generally improved since the extreme disruption from 2007 to 2009, there remains a certain degree of uncertainty about a sustained global economic recovery. U.S. markets may be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Britain’s June 23, 2016 referendum to exit the European Union, may cause further uncertainty and disruption for financial markets globally. Any negative impact on economic conditions and global markets from these developments could adversely affect our results of operations in future periods.

Weakness or disruption in equity markets and diminished trading volume of securities have adversely impacted our sales and trading business in the past and could continue to do so in the future. Industry-wide declines in the size and number of underwritings and mergers and acquisitions may also have an adverse effect on our revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and merger and acquisition transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and managed accounts, and we may not be able to manage our investment management business’ exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions in the U.S. and globally could materially affect our business in other ways, including the following:

•	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

•

The number and size of merger and acquisition transactions or other strategic advisory engagements in which we act as adviser could be adversely affected by uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets and diminished access to financing.

•	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

•

We may experience losses in securities trading activities, or write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may experience losses or write-downs in the realizable value of our principal investments due to the inability of companies in which we invest to repay their borrowings.

•	Our access to liquidity and capital markets could be limited, preventing us from making principal investments and restricting our sales and trading businesses.

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

•

Competition in our investment banking and sales and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms, which have led them to compete for transactions and business that historically would have been too small for them to consider.

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

•	Government intervention may not succeed in improving the equity and credit markets and may have negative consequences for our business.

It is difficult to predict how long current financial market and economic conditions will continue, whether they will deteriorate and, if they do, which of our business lines will be adversely affected. If one or more of the foregoing risks occurs, our revenues would likely decline; and, if we were then unable to reduce expenses at the same pace, our profit margins would erode.

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

Generally we satisfy our need for funding from funds generated from operations, our revolving credit facility with City National Bank, and proceeds from issuance of the following Senior Notes: in January 2013, we raised approximately $46.0 million from the sale of our 2013 Senior Notes (which were redeemed in December 2017); in January 2014, we raised approximately $48.3 million from the sale of our 2014 Senior Notes; and, in November 2017, we raised an additional $50.0 million from the sale of our 2017 Senior Notes. In the event that existing internal and external financial resources were not to satisfy our needs, we would have to seek additional outside financing. The availability of outside financing would depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

Clients that engage us with respect to merger and acquisition transactions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ mergers and acquisitions, particularly in the case of large transactions, and adversely affect our investment banking business and revenues.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2017, our total indebtedness was approximately $95.9 million, consisting of $45.9 million in principal amount of 8.00% Senior Notes due 2023 and $50.0 million principal amount of 7.25% Senior Notes due 2027. This indebtedness does not include asset-backed securities of CLO III or CLO IV, nor the warehouse credit facility related to CLO V, all of which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs and the loans funded by the CLO V warehouse facility, even though the CLOs are bankruptcy-remote entities with no recourse to us. Our level of indebtedness could have important consequences to you, because:

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

As of December 31, 2017, we had $48.1million par value invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities of CLOs managed by JMP Credit Advisors (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and over-collateralization coverage tests. Consequently, to the extent that the value of a CLO’s loan portfolio has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C-rated loans, the value of the subordinated securities could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

Our net interest income may decline if we are unable to reinvest our cash to generate a rate of return similar to what we historically received from our investments in CLO I and CLO II, or we are unable to reduce our long-term debt.

Our net interest income decreased $6.5 million, or 46.7%, from $14.0 million for 2016 to $7.5 million for 2017. This decrease in net interest income is primarily attributed to the liquidation of our CLO I and CLO II loan portfolios. We may be subject to reinvestment risk to the extent that we are unable to reinvest our cash to generate a rate of return similar to that which we have historically received from our investments in CLO I and CLO II or to the extent that or we are unable to reduce our long-term debt. If we do not find a suitable investment opportunity for our remaining cash, we may receive less net interest income than we have received in past years when our cash balance was smaller.

We expect to enter into warehouse agreements or total return swaps in connection with our potential investments in, and management of, CLOs and other investment products, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs and other investment products, we expect to enter into warehouse agreements and total return swaps with banks or other financial institutions, pursuant to which the warehouse or total return swap provider will finance the purchase of investments that will be ultimately included in a CLO or other investment product. For CLOs, these investments are primarily comprised of senior secured corporate loans rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse or total return swap, subject to the approval of the provider. If the relevant CLO transaction or other investment product is not consummated or issued, the investments may be liquidated, and we may lose some or all of our equity or first-loss investment in the warehouse or total return swap if the value of the loans held decreases. In addition, regardless of whether the CLO or other investment product is consummated or issued, if any of the warehoused investments are sold before such consummation or issuance, we would have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse will vary and may not be limited to the amount, if any, that we invest in the related CLO or other investment product upon its consummation or issuance. The exposure in connection with a total return swap is the initial deposit plus any margin call amounts. Although we would expect to complete the issuance of a particular CLO or other investment product within six to nine months after establishing a related warehouse or total return swap, we may not be able to complete the issuance within the expected time period or at all.

Changes in CLO spreads and an adverse market environment could continue to make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors, as well as the CLO’s other expenses, in addition to other factors. If this excess (also known as a CLO’s “arbitrage”) is not sufficient, it is difficult to raise equity capital for a new CLO. There may be sustained periods when market conditions are not sufficient for us to sponsor new CLOs, which could materially impair the growth of our business. During the past financial crisis, there was a dislocation in the credit markets that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in, and deferral of, investment advisory income and the reduction of assets under management.

Under the collateral management agreements between JMP Credit Advisors and the CLOs it manages, payment of management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of the subordinated management fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the senior notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the credit quality of the issuers of the collateral underlying the CLOs deteriorates or they default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by us, in the past we have experienced both declines in and deferrals of management fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our assets under management and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, we could experience additional declines in and deferrals of management fees.

Additionally, all or a portion of our investment advisory fees from the CLOs that we manage may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities, resulting in similar permanent reductions in assets under management and investment advisory fees with respect to such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market value for purposes of over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by us, some CLOs have breached their over-collateralization tests, and we have therefore experienced, and may experience in the future, declines in, and deferrals of, management fees, having a material and adverse effect on us.

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

•

restricting us from withdrawing capital from our subsidiaries when our broker-dealer subsidiary has more than the minimum amount of required capital; this, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

As a holding company, JMP Group LLC depends on dividends, distributions and other payments from its subsidiaries to fund distribution payments and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that JMP Group LLC needs to make payments on obligations, including debt obligations, or to make distribution payments. In addition, because JMP Group LLC holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

There are contractual, legal and other restrictions that may prevent us from paying cash distributions on our shares and, as a result, you may not receive any return on investment unless you sell your shares for a price greater than the price for which you paid.

Although we paid a quarterly dividend on our shares from the time of our initial public offering through 2014, and began making monthly cash distributions in the first quarter of 2015, there can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders. Our board of directors may at any time modify or revoke our current distribution policy. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and, therefore, it is dependent upon cash distributions and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The Senior Notes were issued pursuant to an indenture, as supplemented, with U.S. Bank National Association, as trustee. The indenture contains a minimum liquidity covenant that obligates us to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 2013 Senior Notes or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the 2013 Senior Notes until the maturity of the 2013 Senior Notes. The indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash distributions to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value, minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event that we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you purchased them.

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

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of complex transactions and securities across numerous and diverse markets. The inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses. If our financial, accounting, data processing, or other operating systems and facilities fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology, administrative and operational infrastructure, including data centers, disaster recovery systems and wide area networks, as well as some trading applications. We are dependent on our service providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which have been material to our operations and results. However, there can be no guarantee that future disruptions will not occur, and any that may occur could be severe in nature. We also face the risk of operational failure, capacity constraints or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives, should the need arise. Any such failure, constraint or termination of these intermediaries could adversely affect our ability to execute transactions and manage our exposure to risk.

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

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other means, and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. A cybersecurity incident affecting our computer systems, software and networks, or that of third-party vendors and clients, could subject us to significant liability and harm our reputation. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

There have been a number of highly-publicized cases involving fraud or other misconduct by associates in the financial services industry. There is a risk that our associates could engage in misconduct that adversely affects our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our associates were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships, and ability to attract future clients. We are also subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our associates would adversely affect our clients and us. It is not always possible to deter associate misconduct, and the precautions we take to detect and prevent this activity may not be effective. If our associates engage in misconduct, our business would be adversely affected.

We are subject to risks in using prime brokers and custodians.

Our asset management subsidiary and its managed funds depend on the services of prime brokers and custodians to settle and report securities transactions. In the event of the insolvency of a prime broker or custodian, our funds might not be able to recover equivalent assets in whole or in part, as they will rank among the prime broker’s and the custodian’s unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, cash held by our funds with the prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

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

We intend to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments, acquisitions or enter into joint ventures, we face numerous risks and uncertainties in combining or integrating the relevant businesses and systems. In addition, conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares, which may dilute your ownership in our firm. Furthermore, any future acquisitions of businesses or facilities by us could entail a number of risks, including:

•	problems with the effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships and integrate new relationships;

•	increased operating costs;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	loss of key employees or customers;

•	risks of misconduct by employees not subject to our control;

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so; and

•	exposure to new, unknown or unanticipated liabilities.

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

Firms in the financial services industry have been operating in a difficult regulatory environment, which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulatory authorities, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of types of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities, or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries that have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Although we do not act as an investment advisor to mutual funds, we are registered as an investment advisor with the SEC, and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and has proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and could affect the manner in which we conduct business.

Recently enacted financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements, to limit the size and types of the activities permitted, and to increase taxes on some institutions. FINRA’s oversight of broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule-making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

Many aspects of our business involve substantial risks of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators arising in the normal course of business. We and other participants in the financial services industry face significant legal risks in our businesses, and in recent years the volume of claims and financial value of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. Dissatisfied clients regularly make claims against securities firms and their employees for, among other reasons, negligence, fraud, unauthorized trading, suitability, churning, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by traders, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss that may be difficult to assess or quantify, and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Acts of fraud are difficult to detect and deter, and, while we believe our supervisory procedures are reasonably designed to detect and prevent violations of applicable laws, rules and regulations, we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Additional risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions, and disputes over the terms and conditions of complex trading arrangements. Generally, pursuant to applicable agreements, investors in our funds do not have legal recourse against us or HCS for underperformance or errors of judgment in connection with the funds, nor will any act or omission be a breach of duty to the fund or limited partner unless it constituted gross negligence or willful violation of law. At any point in time, the aggregate number of existing claims against us could be material. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition, or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us. We do not carry insurance that would cover payments regarding these liabilities, with the exception of fidelity coverage with respect to certain fraudulent acts of our employees. In addition, our by-laws provide for the indemnification of our officers, directors and employees to the maximum extent permitted under Delaware law. In the future, we may be the subject of indemnification assertions under these documents by our officers, directors or employees who have or may become defendants in litigation. These claims for indemnification may subject us to substantial risks of potential liability.

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-quality professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it can be more damaging to our business than it would be to another sort of business. Moreover, our role as advisor to our clients on important underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with merger and acquisition and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients, who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services; however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are, and may in the future be subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects. In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys’ fees. Outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and could materially and adversely affect our results of operations as such fees arise. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve any such litigation.

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

We also have potential conflicts of interest with our investment banking and institutional clients, including situations in which our services to a particular client or to our own proprietary or fund investments conflict or are perceived to conflict with the interests of a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including redemptions by our investors from our hedge funds, an inability to raise additional funds, and a reluctance of counterparties to do business with us.

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

We are not an investment company under the Investment Company Act. However, if we were to cease operating and controlling the business and affairs of JMP Securities and HCS, or if either of these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. However, we do commit some of our capital to principal investments. In addition, recent “risk retention” regulations in the European Union and under the Dodd-Frank Act require us to invest in the subordinated notes of the CLOs that we manage. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our shares.

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

If JMP Group LLC were subject to the “anti-stapling” rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning more than 50% of the value of both a domestic corporate subsidiary and a non-U.S. CLO issuer. If the “anti-stapling” rules applied following the Reorganization Transaction, pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”),  our non-U.S. CLO issuers that are treated as corporations for U.S. federal income tax purposes would be treated as domestic corporations, which would cause those entities to be subject to U.S. federal corporate income taxation, and JMP Group LLC and the non-U.S. CLO issuers would be treated as a single entity for purposes of U.S. federal corporate income taxation. Because we intend that JMP Group LLC will own, or be treated as owning, a substantial proportion of its assets directly for U.S. federal income tax purposes, we do not believe that the “anti-stapling” rules will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and a reduction in the value of those shares.

You will be subject to U.S. federal income tax on your share of JMP Group LLC’s taxable income, regardless of whether or when you receive any cash distributions from JMP Group LLC.

JMP Group LLC intends to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Provided that the qualifying income exception is met, you will be subject to U.S. federal income taxation and applicable state, local and foreign income taxation on your allocable share of JMP Group LLC’s taxable income, regardless of whether or when you receive cash distributions. In addition, certain of our investments, including investments in non-U.S. CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. You will be required to take such income into account in determining your taxable income, and you may not receive cash distributions equal to your tax liability attributable to your allocation of JMP Group LLC’s taxable income.

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

The maximum U.S. federal income tax rate on certain corporate dividends payable to non-corporate taxpayers is currently 20%. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies (“PFICs”) and certain controlled foreign corporations (“CFCs”), however, generally are not eligible for the reduced rates. We have treated and intend to continue to treat certain of our foreign CLO issuers taxed as corporations for U.S. federal income tax purposes as the type of CFCs for which income inclusions are not eligible for lower tax rates on dividend income. The more favorable U.S. federal income tax rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs or CFCs, or in companies like us with a substantial portion of our holdings in foreign corporations, to be relatively less attractive than holdings in the stocks of non-CFC and non-PFIC corporations that pay dividends, which could adversely affect the value of our shares.

Although we anticipate that our foreign CLO issuers will not be subject to U.S. federal income tax on a net income basis, no assurance can be given that such CLO issuers will not be subject to U.S. federal income tax on a net income basis in any given taxable year.

We anticipate that our foreign CLO issuers that are taxed as corporations for U.S. federal income tax purposes generally will continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that our foreign CLO issuers will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that, as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign CLO issuers will not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of our foreign CLO issuers will not cause such entities to become subject to U.S. federal income tax. If any of our foreign CLO issuers became subject to U.S. federal income tax (including the U.S. federal branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares. Although our foreign CLO issuers generally are not expected to be subject to U.S. federal income tax on a net income basis, such entities may receive income that is subject to withholding taxes imposed by the U.S. or other countries.

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

We occupy five principal offices, with our headquarters in San Francisco and other offices in New York, Boston, Chicago and outside Atlanta. We occupy additional space outside Minneapolis and in West Palm Beach, Florida. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 51,730 square feet of leased space pursuant to lease agreements expiring in 2019. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025 and approximately 4,293 square feet at 767 Third Avenue pursuant to a lease agreement expiring in 2023. In Boston, we lease approximately 2,490 square feet at 265 Franklin Street pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring in 2020. Outside Atlanta, we lease approximately 5,773 square feet in Alpharetta, Georgia, at 3440 Preston Ridge Road, pursuant to a lease agreement expiring in 2018. Outside Minneapolis, we lease approximately 200 square feet at 8530 Eagle Point Boulevard in Lake Elmo, Minnesota, pursuant to a sublease agreement expiring in 2020. In West Palm Beach, we lease approximately 200 square feet at 3801 PGA Boulevard pursuant to a lease agreement expiring in 2018. We sublease approximately 3,876 square feet in San Francisco to third parties.

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

Market Information

Our common shares trade on the NYSE under the symbol “JMP.” The following table sets forth, for the years ended December 31, 2017 and 2016, the high and low sales prices of our shares, as quoted on the NYSE.

	Sales Price
	High	Low
Year Ended December 31, 2017
First quarter	$7.00	$5.94
Second quarter	6.14	5.27
Third quarter	7.70	5.20
Fourth quarter	5.78	5.25

	Sales Price
	High	Low
Year Ended December 31, 2016
First quarter	$5.87	$4.95
Second quarter	5.70	4.97
Third quarter	5.90	5.19
Fourth quarter	6.48	5.40

As of December 31, 2017, there were 65 holders of record of our shares.

Distribution Policy

We have historically paid and currently intend to pay monthly cash distributions on all of our outstanding common shares. Our board of directors declared the following distributions in the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2017	$0.030	January 31, 2017	$644,960	February 15, 2017
January 19, 2017	$0.030	February 28, 2017	$648,523	March 15, 2017
January 19, 2017	$0.030	March 31, 2017	$649,777	April 14, 2017
April 19, 2017	$0.030	April 28, 2017	$650,215	May 15, 2017
April 19, 2017	$0.030	May 31, 2017	$649,489	June 15, 2017
April 19, 2017	$0.030	June 30, 2017	$647,979	July 14, 2017
July 20, 2017	$0.030	July 31, 2017	$646,458	August 15, 2016
July 20, 2017	$0.030	August 31, 2017	$644,658	September 15, 2017
July 20, 2017	$0.030	September 29, 2017	$643,824	October 13, 2017
October 20, 2017	$0.030	October 31, 2017	$645,055	November 15, 2017
October 20, 2017	$0.030	November 30, 2017	$643,890	December 15, 2017
October 20, 2017	$0.030	December 29, 2017	$651,872	January 12, 2018

Year Ended December 31, 2016
Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2016	$0.040	January 31, 2016	$852,697	February 15, 2016
January 19, 2016	$0.040	February 29, 2016	$852,115	March 15, 2016
January 19, 2016	$0.040	March 31, 2016	$848,569	April 15, 2016
April 18, 2016	$0.030	April 29, 2016	$634,377	May 13, 2016
April 18, 2016	$0.030	May 31, 2016	$630,122	June 15, 2016
April 18, 2016	$0.030	June 30, 2016	$628,480	July 15, 2016
July 18, 2016	$0.030	July 29, 2016	$628,736	August 15, 2016
July 18, 2016	$0.030	August 31, 2016	$628,174	September 15, 2016
July 18, 2016	$0.030	September 30, 2016	$628,174	October 14, 2016
October 19, 2016	$0.030	October 31, 2016	$628,567	November 15, 2016
October 19, 2016	$0.030	November 30, 2016	$628,567	December 15, 2016
October 19, 2016	$0.030	December 30, 2016	$639,018	January 13, 2017

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants governing our debt instruments.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases for the fourth quarter of the year ended December 31, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

October 1, 2017 to October 31, 2017	29,667	$5.48	29,667	686,056
November 1, 2017 to November 30, 2017	43,984	$5.37	43,984	647,244
December 1, 2017 to December 31, 2017	22,837	$5.39	22,837	-
Total	96,488		96,488

(1)

On February 13, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2017. On December 11, 2017 our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018 commencing on January 1, 2018.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this Form 10-K.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and other data of JMP Group LLC should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated statements of financial condition data as of December 31, 2017 and 2016 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2017 have been derived from our audited consolidated financial statements and accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and should be read together with those consolidated financial statements and accompanying notes.

The selected consolidated statements of financial condition data as of December 31, 2015, 2014 and 2013 and the selected consolidated statement of operations data for the years 2014 and 2013 have been derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Due to the adoption of ASU 2015-2, Amendments to Consolidation Analysis, the Company no longer consolidated HGC and HGC II effective January 1, 2015. As periods prior to January 1, 2015 reflect consolidated HGC and HGC II, financial information may not be comparable.

(In thousands, except per share data and selected data and	Year Ended December 31,
operating metrics)	2017	2016	2015	2014	2013
Statement of Operation Data
Revenues
Investment banking	$77,322	$55,353	$63,116	$81,070	$74,173
Brokerage	21,129	23,755	25,577	26,916	24,625
Asset management fees	18,049	26,791	24,791	40,620	25,952
Principal transactions	(6,437)	16,182	7,409	13,848	20,727
Gain (loss) on sale, payoff and mark-to-market of loans	797	(1,918)	(1,604)	(492)	1,806
Net dividend income	1,188	999	1,041	1,001	535
Other income	1,351	1,407	943	3,335	798
Non-interest revenues	113,399	122,569	121,273	166,298	148,616

Interest income	41,159	46,784	50,801	40,042	33,346
Interest expense	(33,702)	(32,790)	(29,740)	(23,398)	(30,110)
Net interest income (expense)	7,457	13,994	21,061	16,644	3,236

Gain (loss) on repurchase/early retirement of debt	(6,107)	-	-	-	-
Provision for loan losses	(4,363)	(1,586)	(1,090)	(436)	(2,637)

Total net revenues after provision for loan losses	110,386	134,977	141,244	182,506	149,215

Non-interest Expenses
Compensation and benefits	90,601	101,233	103,560	123,580	102,432
Administration	7,464	7,024	7,229	7,310	8,660
Brokerage, clearing and exchange fees	3,209	3,110	3,378	3,304	3,543
Travel and business development	4,034	4,771	4,746	4,123	4,416
Communications and technology	4,308	4,172	3,929	3,843	3,534
Professional fees	4,407	4,399	4,313	4,738	3,953
Other	7,990	7,454	7,077	5,610	5,126
Total non-interest expenses	122,013	132,163	134,232	152,508	131,664
Income (loss) before income tax expense	(11,627)	2,814	7,012	29,998	17,551
Income tax expense (benefit)	1,744	(4,648)	221	8,015	3,950
Net income (loss)	(13,371)	7,462	6,791	21,983	13,601
Less: Net income attributable to noncontrolling interests (1)	2,512	4,536	6,999	8,631	9,973
Net income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)	$13,352	$3,628

Net income (loss) per common share:
Basic	$(0.74)	$0.14	$(0.01)	$0.59	$0.16
Diluted	$(0.74)	$0.13	$(0.01)	$0.57	$0.16
Dividends declared and paid per common share:	$0.360	$0.390	$0.486	$0.225	$0.145
Weighted average common shares outstanding:
Basic	21,579	21,105	21,237	21,481	22,158
Diluted	21,579	21,841	21,237	23,542	23,317

(Dollars in thousands)	As of and Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Financial Condition Data
Total assets (2)	$1,076,626	$1,125,830	$1,270,858	$1,510,927	$1,117,609
Asset-backed securities issued (2)	738,248	825,854	930,224	998,769	713,658
Note payable/ Bond issued/ Line of credit (2)	93,103	91,785	91,825	91,403	62,338.00
Total liabilities	966,447	990,536	1,117,964	1,227,263	884,691
Total equity	110,179	135,294	152,894	288,929	237,240
Selected Data and Operating Metrics (Unaudited)
Number of employees - end of period	230	228	247	235	235
Number of employees - average	228	233	240	226	226
Net revenues after provision for loan losses per employee	$484	$562	$589	$808	$660
Compensation and benefits as a percentage of net revenues after provision for loan losses (3)	82.1%	75.0%	73.3%	67.7%	68.6%
Companies covered by research analysts	454	442	481	448	384
Number of completed investment banking transactions	121	72	112	161	123

(1)

Non-controlling interest relate to the interest of third parties in Harvest Growth Capital LLC (from April 1, 2010 through December 31, 2014), Harvest Growth Capital LLC II (from October 1, 2012 through December 31, 2014), Harvest Capital Credit LLC (from August 18, 2011 through May 2, 2013), Harvest Capital Advisors LLC (from May 1, 2013), CLO I (from April 7, 2009 through February 21, 2017), CLO II (from April 30, 2013 through June 15, 2017), and CLO III (from September 30, 2014).

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

The following discussion should be read together with our consolidated financial statements and the accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made.

Overview

JMP Group LLC, together with its subsidiaries, (collectively, the “Company”, “we”, or “us“) is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related brokerage services to institutional investors;

•	equity research coverage of four industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations and a specialty finance company.

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

As of December 31, 2017, the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of assets under management or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; and 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. When we consolidated HGC and HGC II (through December 31, 2014), the management and incentive fees earned at HCS from HGC and HGC II were eliminated in consolidation.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidated CLO I (through the first quarter of 2017) and CLO II (through the first quarter of 2017), and currently consolidate CLO III, CLO IV, and CLO V, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For the years ended December 31, 2017, 2016 and 2015, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for the specified period. For the years ended December 31, 2017 and 2016, the contractual senior and subordinated base management fees earned from CLO III were 0.327% of the average aggregate collateral balance for the specified period. For the year ended December 31, 2015, the contractual senior and subordinated base management fees earned from CLO III were 0.219% of the average aggregate collateral balance. For the year ended December 31, 2017, the contractual base and subordinated fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance. As CLO V has not yet been securitized, and the associated loans are being funded by a warehouse facility, a base management fee of 1.00% of the average equity contributed by JMP Investment Holdings was earned for the year ended December 31, 2017.

Redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2017	2016	2017		2016
Funds Managed by HCS or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$377,513	$509,833		$1,074		$3,416
Harvest Agriculture Select (2)	99,133	101,132		9,259		9,027
Private Equity Funds:
Harvest Growth Capital LLC	19,487	22,089		852		960
Harvest Growth Capital LLC II	149,998	131,015		3,011		2,844
Harvest Intrexon Enterprise Fund	70,295	245,156		430		1,500
JMP Realty Partners I	28,607	16,981		2,832		1,681
Other	10,111	6,988		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	3,048	4,010		6		5
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	128,408	141,706		N/A		N/A
JMP Capital I	23,529	-		2,329		-
HCS and HCAP Advisors Totals	$910,129	$1,178,910		$19,793		$19,433

CLOs and Other Managed by JMPCA:
CLO I (3)	-	223,914		N/A		N/A
CLO II (3)	-	332,233		N/A		N/A
CLO III (3)	360,680	361,722		N/A		N/A
CLO IV (3)	450,985	-		N/A		N/A
CLO V (3)	82,691	-		N/A		N/A
Assets Referenced in TRS (5)	-	155,177		N/A		N/A
JMPCA Totals	$894,356	$1,073,046	$	N/A	$	N/A

JMP Group LLC Totals	$1,804,485	$2,251,956		$19,793		$19,433

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

(3)

CLO I, CLO II, and CLO III were consolidated in the Company’s Statements of Financial Condition at December 31, 2016. CLO III and CLO IV were consolidated in the Company’s Statements of Financial Condition at December 31, 2017. CLO I and CLO II were liquidated in the first and second quarters of 2017, respectively.

(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	Assets Referenced in TRS represents the fair value of the settled loans in the loan portfolio held by the counterparty.

	Funds Managed by HCS
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2015	$631,964	$391,490	$5,110	1,028,564
Subscriptions	109,399	30,903	-	140,302
Redemptions	(181,895)	-	(1,184)	(183,079)
Distributions from realization event	-	(138)	-	(138)
Appreciation	51,497	(26)	84	51,555
AUM at December 31, 2016	610,965	422,229	4,010	1,037,204
Subscriptions	39,358	12,442	-	51,800
Redemptions	(173,360)		-	(173,360)
Distributions from realization event	-	(18,252)	(641)	(18,893)
Appreciation	(317)	36,940	(321)	36,302
AUM at December 31, 2017	$476,646	$453,359	$3,048	933,053

AUM related to hedge funds, private equity funds and funds of funds decreased $104.2 million, or 10.0%, from $1,037.2 million at December 31, 2016 to $933.1 million at December 31, 2017. This decrease was primarily attributable to $39.4 million of subscriptions in the hedge funds managed by HCS and $12.4 million of subscriptions and $36.9 million of appreciation in our private equity funds, offset by $173.4 million of redemptions from the hedge funds managed by HCS, of which $138.6 million was voluntarily returned to investors by the manager, and $18.3 million of distributions from our private equity funds.

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

(In thousands)	Year Ended December 31, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Small Cap Partners	$(99)	7,528	$1,651	-8.2%
Harvest Agriculture Select (2)	974	956	573	9.7%
Private Equity Funds:
Harvest Growth Capital LLC	(155)	-	-	N/A
Harvest Growth Capital LLC II	578	614	-	N/A
Harvest Intrexon Enterprise Fund	(20)	2,011	-	N/A
JMP Realty Partners I	86	359	17	N/A
Other	-	19	-	N/A
Funds of Funds:
JMP Masters Fund (3)	4	31	2	-2.0%
Loans:
Harvest Capital Credit Corporation	N/A	2,595	387	N/A
CLOs and Other:
CLO I (4) (5)	N/A	179	N/A	N/A
CLO II (4) (5)	N/A	734	N/A	N/A
CLO III (4)	N/A	1,199	N/A	N/A
CLO IV (4)	N/A	1,266	N/A	N/A
CLO V (4)	N/A	45	N/A	N/A
Assets Referenced in TRS (4)	N/A	88	N/A	N/A
Totals	$1,368	$17,624	$2,630	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Revenues earned from the CLOs and Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(5)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017.

(In thousands)	Year Ended December 31, 2016
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Small Cap Partners	660	7,484	$9,211	10.6%
Harvest Agriculture Select (2)	(354)	1,233	1	-3.7%
Harvest Technology Partners (3)	8	330	-	0.0%
Harvest Financial Partners (5)	(57)	122	6	-0.2%
Private Equity Funds:
Harvest Growth Capital LLC	(251)	-	-	N/A
Harvest Growth Capital LLC II	82	970	-	N/A
Harvest Intrexon Enterprise Fund	(31)	2,483	-	N/A
JMP Realty Partners I	(7)	60	-	N/A
Other	-	6	-	N/A
Funds of Funds:
JMP Masters Fund (6)	24	39	1	1.9%
Loans:
Harvest Capital Credit Corporation	N/A	2,893	1,187	N/A
CLOs and Other:
CLO I (4)	N/A	1,568	N/A	N/A
CLO II (4)	N/A	1,660	N/A	N/A
CLO III (4)	N/A	1,007	N/A	N/A
Assets Referenced in TRS (4)	N/A	251	N/A	N/A
Totals	$74	$20,106	$10,406	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HTP was liquidated on December 31, 2016.
(4)	Revenues earned from the CLOs and assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(5)	HFP was liquidated on August 31, 2016.
(6)	JMP Masters began the process of liquidation on December 31, 2015.

(In thousands)	Year Ended December 31, 2015
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR (1)
Hedge Funds:
Harvest Opportunity Partners II (2) (3)	$(1,089)	$354	$-	-6.7%
Harvest Small Cap Partners	653	6,985	4,973	6.2%
Harvest Agriculture Select (2)	1,545	1,140	194	6.7%
Harvest Technology Partners	1,938	316	393	13.1%
Harvest Financial Partners	243	257	51	1.7%
Private Equity Funds:
Harvest Growth Capital LLC	(270)	(6)	-	N/A
Harvest Growth Capital LLC II	211	1,126	-	N/A
Harvest Intrexon Enterprise Fund	(18)	1,214	-	N/A
Funds of Funds:
JMP Masters Fund (5)	7	377	24	4.7%
REITs:
New York Mortgage Trust	-	-	1,197	N/A
Loans:
Harvest Capital Credit Corporation	N/A	2,718	2,309	N/A
CLOs Managed by JMPCA:
CLO I (4)	N/A	1,950	N/A	N/A
CLO II (4)	N/A	1,658	N/A	N/A
CLO III (4)	N/A	782	N/A	N/A
Assets Referenced in TRS (4)	N/A	149	N/A	N/A
Totals	$3,220	$19,020	$9,141	N/A

(1)

Time-weighted rate of return (“TWR”) for the hedge funds and funds of funds. TWR is a measure of the compound rate of growth in a portfolio and eliminates the effect of varying cash inflows by assuming a single investment at the beginning of a period and measuring the growth or loss of market value to the end of that period.

(2)	HOP II and HAS include managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	HOP II was liquidated on July 31, 2015 and its assets were distributed to its partners in August 2015.
(4)	Revenues earned from the CLOs and Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations, net of non-controlling interest.
(5)	JMP Masters began the process of liquidation on December 31, 2015.

Principal Transactions

Principal transaction revenues include net realized and unrealized gains and losses resulting from our principal investments in equity and other securities for our own account, as well as equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and our investment in HCC. Principal transaction revenues also include earnings, or losses, attributable to interests in investment partnerships managed by our asset management subsidiaries, HCS and JMPAM, which are accounted for using the equity method of accounting. In addition, our principal transaction revenues include unrealized gains or losses on an investment in an entity that acquires buildings and land for the purpose of holding, managing and selling the properties, as well as unrealized gains or losses on the investments in other private companies.

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

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loans held for investment and on loans collateralizing asset-backed securities (“ABS”) in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in the loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral securing the loan, if the loan is collateral-dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by the Company, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or for loans held at CLO II, CLO III, CLO IV or CLO V, if the net realizable value is lower than the current carrying value, the carrying value is reduced, and the difference is booked as a provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

Loans that are deemed to be uncollectible are charged off, and the charged-off amount is deducted from the allowance.

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

Other Expenses

Other operating expenses primarily include occupancy, depreciation, and CLO administration expense at JMP Investment Holdings.

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

The Company records uncertain tax positions using a two-step process: (i) the Company determines whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority

The Company’s policy for recording interest and penalties associated with the tax audits or unrecognized tax benefits, if any, is to record such items as a component of income tax.

Non-Controlling Interest

Non-controlling interest for the years ended December 31, 2017 and 2016 includes the interest of third parties in CLO I, CLO II, CLO III and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements. Non-controlling interest for the year ended December 31, 2015 includes the interest of third parties in HGC I, HGC II, CLO I, CLO II, CLO III and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights.

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

On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, was secured by a diversified portfolio of broadly syndicated leveraged loans. On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $5.2 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. CLO III has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013, and began offering investment advisory services. The Company owns a 51% equity interest in the entity.

Historical Results of Operations

The following table sets forth our historical results of operations for the years ended December 31, 2017, 2016 and 2015 and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,			Change from 2016 to 2017		Change from 2015 to 2016
	2017	2016	2015	$	%	$	%
Revenues
Investment banking	$77,322	$55,353	$63,116	$21,969	39.7%	$(7,763)	-12.3%
Brokerage	21,129	23,755	25,577	(2,626)	-11.1%	(1,822)	-7.1%
Asset management fees	18,049	26,791	24,791	(8,742)	-32.6%	2,000	8.1%
Principal transactions	(6,437)	16,182	7,409	(22,619)	-139.8%	8,773	118.4%
(Loss) gain on sale, payoff and mark-to-market of loans	797	(1,918)	(1,604)	2,715	141.6%	(314)	19.6%
Net dividend income (loss)	1,188	999	1,041	189	18.9%	(42)	-4.0%
Other income	1,351	1,407	943	(56)	-4.0%	464	49.2%
Non-interest revenues	113,399	122,569	121,273	(9,170)	-7.5%	1,296	1.1%
Interest income	41,159	46,784	50,801	(5,625)	-12.0%	(4,017)	-7.9%
Interest expense	(33,702)	(32,790)	(29,740)	(912)	-2.8%	(3,050)	10.3%
Net interest (expense) income	7,457	13,994	21,061	(6,537)	-46.7%	(7,067)	33.6%
Gain (loss) on repurchase/early retirement of debt	(6,107)	-	-	(6,107)	N/A	-	N/A
Provision for loan losses	(4,363)	(1,586)	(1,090)	(2,777)	175.1%	(496)	-45.5%
Total net revenues after provision for loan losses	110,386	134,977	141,244	(24,591)	-18.2%	(6,267)	-4.4%

Non-interest expenses
Compensation and benefits	90,601	101,233	103,560	(10,632)	-10.5%	(2,327)	-2.2%
Administration	7,464	7,024	7,229	440	6.3%	(205)	-2.8%
Brokerage, clearing and exchange fees	3,209	3,110	3,378	99	3.2%	(268)	-7.9%
Travel and business development	4,034	4,771	4,746	(737)	-15.4%	25	0.5%
Communication and technology	4,308	4,172	3,929	136	3.3%	243	6.2%
Professional fees	4,407	4,399	4,313	8	0.2%	86	2.0%
Other	7,990	7,454	7,077	536	7.2%	377	5.3%
Total non-interest expenses	122,013	132,163	134,232	(10,150)	-7.7%	(2,069)	-1.5%
Income before income tax expense	(11,627)	2,814	7,012	(14,441)	-513.2%	(4,198)	-59.9%
Income tax expense (benefit)	1,744	(4,648)	221	6,392	-137.5%	(4,869)	-2203.2%
Net income (loss)	(13,371)	7,462	6,791	(20,833)	-279.2%	671	9.9%
Less: Net income attributable to non-controlling interest	2,512	4,536	6,999	(2,024)	-44.6%	(2,463)	-35.2%
Net income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)	$(18,809)	-642.8%	$3,134	-1506.7%

Overview

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Total net revenues after provision for loan losses decreased $24.6 million, or 18.2%, from $135.0 million for the year ended December 31, 2016, to $110.4 million for the year ended December 31, 2017, resulting from a $9.2 million decrease in non-interest revenues, a $6.5 million decrease in net interest income, a $6.1 million loss on the repurchase and early retirement of debt, and a $2.8 million decrease in provision for loan losses.

Total non-interest revenues decreased $9.2 million, or 7.5%, from $122.6 million for the year ended December 31, 2016, to $113.4 million for the year ended December 31, 2017, resulting from a $2.6 million decrease in brokerage revenues, an $8.7 million decrease in asset management fees and a $22.6 million decrease in principal transaction revenues, partially offset by a $22.0 million increase in investment banking revenues and a $2.7 million increase in gains on the sale and payoff of loans.

Net interest income decreased $6.5 million, or 46.7%, from $14.0 million for the year ended December 31, 2016, to $7.5 million for the year ended December 31, 2017. This decrease in net interest income is primarily attributable to the liquidation of the CLO I and CLO II loan portfolios.

Total non-interest expenses decreased $10.2 million, or 7.7%, from $132.2 million for the year ended December 31, 2016, to $122.0 million for the year ended December 31, 2017, primarily due to a decline in compensation and benefits of $10.7 million.

Net income attributable to JMP Group LLC decreased $18.8 million, from $2.9 million for the year ended December 31, 2016, to a net loss of $15.9 million for the year ended December 31, 2017, including an income tax benefit of $4.6 million for the year ended December 31, 2016, and income tax expense of $1.7 million for the year ended December 31, 2017.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Total net revenues after provision for loan losses decreased $6.3 million, or 4.4%, from $141.2 million for the year ended December 31, 2015, to $135.0 million for the year ended December 31, 2016, resulting from a $7.1 million decrease in net interest income, partially offset by a $1.3 million increase in non-interest revenues and a $0.5 million increase in provision for loan losses.

Total non-interest revenues increased $1.3 million, or 1.1%, from $121.3 million for the year ended December 31, 2015, to $122.6 million for the year ended December 31, 2016, resulting from an $8.8 million increase in principal transactions and a $2.0 million increase in asset management fees, partially offset by a $7.8 million decline in investment banking income and a $1.8 million decrease in brokerage revenues.

Net interest income decreased $7.1 million, or 33.6%, from $21.1 million for the year ended December 31, 2015, to $14.0 million for the year ended December 31, 2016. This decrease in net interest income is primarily attributable to the liquidation of the CLO I loan portfolio.

Total non-interest expenses decreased $2.1 million, or 1.5%, from $134.2 million for the year ended December 31, 2015, to $132.2 million for the year ended December 31, 2016, primarily due to a decline in compensation and benefits of $2.3 million.

Net income attributable to JMP Group LLC increased $3.1 million, from a net loss of $0.2 million for the year ended December 31, 2015, to net income of $2.9 million for the year ended December 31, 2016, including income tax expense of $0.2 million for the year ended December 31, 2015, and an income tax benefit of $4.6 million for the year ended December 31, 2016.

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

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses non-cash, share-based compensation expense recognized under GAAP related to equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards in the period in which they are granted, even if the expense of such compensation will be recognized in future periods under GAAP;

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

(viii)

reverses the one-time expense associated both with the contribution of the remaining assets in JMP Credit Advisors CLO II to newly formed JMP Credit Advisors CLO IV and with redemption of senior notes due 2021 as well as the resulting acceleration of the amortization of remaining capitalized issuance costs in both instances;

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

	Year Ended December 31, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$77,329	$-	$77,329	$-	$(7)	$77,322
Brokerage	21,129	-	21,129	-	-	21,129
Asset management related fees	11	19,888	19,899	2,021	(3,429)	18,491
Principal transactions	-	-	-	3,354	-	3,354
Gain on sale, payoff and mark-to-market of loans	-	-	-	892	-	892
Net dividend income	-	-	-	1,189	-	1,189
Net interest income	-	-	-	3,466	-	3,466
Gain on repurchase of asset backed securities issued	-	-	-	210	-	210
Provision for loan losses	-	-	-	(2,543)	-	(2,543)
Adjusted net revenues	98,469	19,888	118,357	8,589	(3,436)	123,510
Non-interest expenses
Non-interest expenses	87,572	19,699	107,271	14,505	(3,429)	118,347
Operating pre-tax net income	10,897	189	11,086	(5,916)	(7)	5,163
Income tax expense (benefit) (1)	4,142	72	4,214	(3,409)	-	805
Operating net income	$6,755	$117	$6,872	$(2,507)	$(7)	$4,358

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2017.

	Year Ended December 31, 2016
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$55,353	$-	$55,353	$-	$-	$55,353
Brokerage	23,755	-	23,755	-	-	23,755
Asset management related fees	6	27,830	27,836	3,924	(5,561)	26,199
Principal transactions	-	-	-	18,500	-	18,500
Gain on sale, payoff and mark-to-market of loans	-	-	-	(1,485)	-	(1,485)
Net dividend income	-	-	-	1,091	-	1,091
Net interest income	-	-	-	7,620	-	7,620
Provision for loan losses	-	-	-	(876)	-	(876)
Adjusted net revenues	79,114	27,830	106,944	28,774	(5,561)	130,157
Non-interest expenses
Non-interest expenses	77,231	25,256	102,487	25,087	(5,561)	122,013
Operating pre-tax net income	1,883	2,574	4,457	3,687	-	8,144
Income tax benefit (expense) (assumed rate of 38%) (1)	716	978	1,694	(4,010)	-	(2,316)
Operating net income	$1,167	$1,596	$2,763	$7,697	$-	$10,460

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2016.

	Year Ended December 31, 2015
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$63,116	$-	$63,116	$-	$-	$63,116
Brokerage	25,577	-	25,577	-	-	25,577
Asset management related fees	-	29,205	29,205	(21)	(5,912)	23,272
Principal transactions	1,135	-	1,135	6,674	-	7,809
Gain on sale, payoff and mark-to-market of loans	-	-	-	(877)	-	(877)
Net dividend income	-	-	-	1,040	-	1,040
Net interest income	-	-	-	11,975	-	11,975
Provision for loan losses	-	-	-	700	-	700
Adjusted net revenues	89,828	29,205	119,033	19,491	(5,912)	132,612
Non-interest expenses
Non-interest expenses	84,865	25,097	109,962	15,714	(5,912)	119,764
Operating pre-tax net income	4,963	4,108	9,071	3,777	-	12,848
Income tax benefit (expense) (assumed rate of 38%) (1)	1,886	1,560	3,446	(2,853)	-	593
Operating net income	$3,077	$2,548	$5,625	$6,630	$-	$12,255

(1)

Reflects 38% tax rate at the taxable direct subsidiary of parent company, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes for the year ended December 31, 2015.

The following table reconciles consolidated pre-tax net income (loss) attributable to JMP Group LLC, and the consolidated net income (loss) attributable to JMP Group LLC to the operating net income to Total Segments operating pre-tax net income, for the years ended December 31, 2017, 2016 and 2015.

(In thousands)	Year Ended December 31,
	2017	2016	2015
Consolidated net income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)
Income tax benefit (expense)	1,744	(4,648)	221
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(14,139)	$(1,722)	$13
Add back (subtract)
Compensation expense - share options	334	(1,253)	(2,235)
Compensation expense - RSUs	(954)	(746)	(1,606)
Deferred compensation program accounting adjustment	(457)	(4,788)	(6,972)
Net unrealized loss/(gain) on strategic equity investments and warrants.	(2,113)	1,540	(878)
General loan loss reserve for CLO III and CLO IV	(1,377)	(240)	(1,144)
Unrealized loss - real estate-related depreciation and amortization	(7,645)	(4,241)	-
CLO refinancing and accelerated expenses	(315)	-	-
Loss on early debt retirement	(6,499)	-	-
Gain on loan portfolio acquired	(276)	(138)	-
Total consolidation adjustments and reconciling items	(19,302)	(9,866)	(12,835)
Total segments adjusted operating pre-tax net income	$5,163	$8,144	$12,848

Addback (subtraction) of segment income tax expense (benefit)	805	(2,316)	593
Operating net income	$4,358	$10,460	$12,255

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Revenues

Investment Banking

Investment banking revenues increased $21.9 million, or 39.7%, from $55.4 million for the year ended December 31, 2016, to $77.3 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 41.0% for the year ended December 31, 2016, to 70.0% for the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, investment banking revenues increased from 42.5% for the year ended December 31, 2016, to 62.6% for the year ended December 31, 2017.

(Dollars in thousands)	Year Ended December 31,				Change from 2016 to 2017
	2017		2016
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	103	$53,355	54	$24,340	49	$29,015	119.2%
Strategic advisory and private placements	18	23,968	25	31,013	(7)	(7,045)	-22.7%
Total	121	$77,323	79	$55,353	42	$21,970	39.7%

The increase in our investment banking revenues primarily related to an increase in equity and debt origination revenues, partially offset by a decrease in strategic advisory and private placement revenues. The increase in our underwriting revenues was attributable to both an increase in the number of transactions and to an increase in average revenues per transaction. The number of transactions in which we acted as a lead manager increased from four for the year ended December 31, 2016, to 20 for the year ended December 31, 2017. The decrease in strategic advisory and private placement revenues was attributable to a decrease in the number of transactions in which we acted as an advisor, from 25 for the year ended December 31, 2016, to 18 for the year ended December 31, 2017, although the average revenues per transaction increased.

Brokerage Revenues

Brokerage revenues decreased $2.7 million, or 11.1%, from $23.8 million for the year ended December 31, 2016, to $21.1 million for the year ended December 31, 2017, primarily as the result of a decrease in commission payments, partially offset by an increase in payments for research. As a percentage of total net revenues after provision for loan losses, brokerage revenues increased from 17.6% for the year ended December 31, 2016, to 19.1% for the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, brokerage revenues decreased from 18.3% for the year ended December 31, 2016, to 17.1% for the year ended December 31, 2017.

Asset Management-Related Fees

(In thousands)	Year Ended December 31,
	2017	2016
Base management fees:
Asset management fee revenues	$15,548	$16,285
Less: Non-controlling interests	(782)	(1,417)
Total base management fees	14,766	14,868

Incentive fees:
Asset management fee revenues	$2,501	$10,506
Less: Non-controlling interests	(128)	(582)
Total incentive fees	2,373	9,924

Other income:
Fundraising and other fees	$1,352	$1,407
Total other income	1,352	1,407

Asset management related fees:
Total asset management fee revenues	$18,049	$26,791
Fees reported as other income	1,352	1,407
Less: Non-controlling interests	(910)	(1,999)
Total asset management related fee revenues	$18,491	$26,199

Total asset management fee revenues decreased $8.8 million, or 32.6%, from $26.8 million for the year ended December 31, 2016, to $18.0 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 19.8% for the year ended December 31, 2016, to 16.4% for the year ended December 31, 2017. Revenues reported as other income decreased $0.1 million, or 4.0%, from $1.4 million for the year ended December 31, 2016, to $1.3 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, other income increased from 1.0% for the year ended December 31, 2016, to 1.2% for the year ended December 31, 2017.

Total segment asset management-related fees include base management fees and incentive fees from our funds, HCC and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management-related fee revenue decreased $7.7 million, or 29.4%, from $26.2 million for the year ended December 31, 2016, to $18.5 million for the year ended December 31, 2017. The decrease is primarily attributable to a decline in total incentive fees, which decreased $7.5 million, from $9.9 million for the year ended December 31, 2016, to $2.4 million for the year ended December 31, 2016, primarily driven by decreases of $7.6 million related to HSCP and $0.8 million related to HCC. Total base management fees were $14.9 million and $14.8 million for the years ended December 31, 2016 and 2017, respectively. Other income was $1.4 million for both the years ended December 31, 2016 and the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, asset management related fees decreased from 20.1% for the year ended December 31, 2016, to 15.0% for the year ended December 31, 2017.

Principal Transactions

Principal transaction revenues decreased $22.6 million, from a net realized and unrealized gain of $16.2 million for the year ended December 31, 2016, to a net realized and unrealized loss of $6.4 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 12.0% for the year ended December 31, 2016, to 5.8% for the year ended December 31, 2017.

Total segment principal transaction revenues decreased $15.1 million, or 81.9%, from $18.5 million for the year ended December 31, 2016, to $3.4 million for the year ended December 31, 2017. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2017	2016

Equity and other securities excluding non-controlling interest	$1,190	$22
Warrants and other investments	760	18,806
Investment partnerships	1,404	(328)
Total segment principal transaction revenues	3,354	18,500
Operating adjustment addbacks	(9,791)	(2,318)
Total principal transaction revenues	$(6,437)	$16,182

The decrease reflects a sharp decline in revenues from warrants and other investments, partially offset by revenues from our investment partnerships and equity and other securities excluding non-controlling interest, further reduced by operating adjustments. Revenues from warrants and other investments decreased from $18.8 million for the year ended December 31, 2016, to $0.8 million for the year ended December 31, 2017, primarily due to nonrecurring gains for 2016 of $6.2 million related to the TRS, $6.0 million related to the sale of Riverbanc, a $5.2 million decrease in gains from investment in a real estate partnership, and $1.2 million related to a company that invests in real estate ventures. Revenues from our investment partnerships increased from a net realized and unrealized loss of $0.3 million for the year ended December 31, 2016, to a net realized and unrealized gain of $1.4 million for the year ended December 31, 2017, driven primarily by an improvement in the investment returns on our capital invested in hedge funds managed by HCS. Revenues from equity and other securities excluding non-controlling interest increased from $22 thousand for the year ended December 31, 2016, to $1.2 million for the year ended December 31, 2017, driven primarily by an improved return on our principal investment portfolio. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, principal transaction revenues decreased from 14.2% for the year ended December 31, 2016, to 2.7% for the year ended December 31, 2017.

Gain and Loss on Sale, Payoff and Mark-to-Market of Loans

Gain and loss on sale, payoff and mark-to-market of loans increased $2.7 million, from a $1.9 million loss for the year ended December 31, 2016, to a $0.8 million gain for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, gain and loss on sale, payoff and mark-to-market of loans decreased from 1.4% for the year ended December 31, 2016, to 0.7% for the year ended December 31, 2017.

Gain and loss on sale, payoff and mark-to-market of loans was earned in our Corporate segment. On a segment reporting basis, the gain and loss on sale, payoff and mark-to-market of loans in our Corporate segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. Our segment reported gain and loss on sale, payoff and mark-to-market of loans in the Corporate segment increased from a $1.5 million loss for the year ended December 31, 2016, to a $0.9 million gain for the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, gain and loss on sale, payoff and mark-to-market of loans decreased from 1.1% for the year ended December 31, 2016, to 0.7% for the year ended December 31, 2017.

Net Dividend Income

Net dividend income increased $0.2 million, or 18.9%, from $1.0 million for the year ended December 31, 2016, to $1.2 million for the year ended December 31, 2017. Dividend income is primarily composed of dividends on our investment in HCC. As a percentage of total net revenues after provision for loan losses, net dividend income increased from 0.7% for the year ended December 31, 2016, to 1.1% for the year ended December 31, 2017.

Net dividend income was earned in our Corporate segment. On a segment reporting basis, net dividend income increased from $1.1 million for the year ended December 31, 2016, to $1.2 million for the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, net dividend income increased from 0.8% for the year ended December 31, 2016, to 1.0% for the year ended December 31, 2017.

Net Interest Income (Expense)

(In thousands)	Year Ended December 31,
	2017	2016
CLO I loan contractual interest income	$480	$9,173
CLO I ABS issued contractual interest expense	(691)	(4,393)
Net CLO I contractual interest	(211)	4,780

CLO II loan contractual interest income	$6,475	$16,041
CLO II ABS issued contractual interest expense	(4,807)	(8,207)
Net CLO II contractual interest	1,668	7,834

CLO III loan contractual interest income	$18,928	$18,341
CLO III ABS issued contractual interest expense	(11,723)	(9,852)
Net CLO III contractual interest	7,205	8,489

CLO IV loan contractual interest income	$13,920	$-
CLO IV ABS issued contractual interest expense	(8,591)	-
Net CLO IV contractual interest	5,329	-

CLO V loan contractual interest income	$612	$-
CLO V warehouse credit facility contractual interest expense	(240)	-
Net CLO V contractual interest	372	-

Bond payable interest expense	(7,916)	(7,614)

Less: Non-controlling interest in CLOs	(3,991)	(6,374)

Other interest income	1,010	505

Total segment net interest income	$3,466	$7,620

Non-controlling interest in CLOs	3,991	6,374

Total net interest income	$7,457	$13,994

Net interest income decreased $6.5 million, or 46.7%, from $14.0 million for the year ended December 31, 2016, to $7.5 million for the year ended December 31, 2017. Net interest income not only reflects net CLO contractual interest but also includes bond payable interest expense, which increased from $7.6 million for the year ended December 31, 2016, to $7.9 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, net interest income decreased from 10.4% for the year ended December 31, 2016, to 6.8% for the year ended December 31, 2017.

Total segment net interest income decreased $4.1 million, or 54.5%, from $7.6 million for the year ended December 31, 2016, to $3.5 million for the year ended December 31, 2017. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. Our total segment net interest income is earned in our Corporate segment. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, net interest income decreased from 5.9% for the year ended December 31, 2016, to 2.8% for the year ended December 31, 2017.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$480		$6,975	4.10%	0.39%	3.71%
CLO I ABS issued	(691)		(85,500)	1.03%	0.39%	0.64%
CLO II loan	6,475		162,643	4.90%	0.00%	4.90%
CLO II ABS issued	(4,807)		(256,749)	2.98%	1.07%	1.91%
CLO III loan	18,928		352,616	5.03%	1.19%	3.84%
CLO III ABS issued	(11,723)		(332,100)	3.16%	1.19%	1.97%
CLO IV loan	13,920		254,783	5.02%	1.34%	3.68%
CLO IV ABS issued	(8,591)		(424,407)	3.42%	1.34%	2.08%
CLO V loan	612		11,414	4.96%	1.32%	3.64%
CLO V warehouse facility	(240)		(27,154)	2.69%	1.32%	1.38%
Net CLO contractual interest	$14,363	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$9,173		$236,953	3.81%	0.67%	3.14%
CLO I ABS issued	(4,393)		(263,063)	1.91%	0.67%	1.24%
CLO II loan	16,041		317,587	4.97%	0.68%	4.29%
CLO II ABS issued	(8,207)		(316,324)	2.55%	0.68%	1.87%
CLO III loan	18,341		352,517	5.12%	0.68%	4.44%
CLO III ABS issued	(9,852)		(332,100)	2.92%	0.68%	2.24%
Net CLO contractual interest	$21,103	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $2.8 million, or 175.1%, from $1.6 million for the year ended December 31, 2016, to $4.4 million for the year ended December 31, 2017, an increase attributable not only to additions to general loss reserves but also to loans deemed impaired in 2017 and to corresponding specific reserves. As a percentage of net revenues after provision for loan losses, provision for loan losses varied from 1.2% for the year ended December 31, 2016, to 4.0% for the year ended December 31, 2017.

Total segment provision for loan losses increased $1.6 million, or 190.3%, from $0.9 million for the year ended December 31, 2016, to a provision of $2.5 million for the year ended December 31, 2017. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was recognized solely in our Corporate segment in 2016 and 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, the provision for loan losses was 0.7% and 2.1% for the years ended December 31, 2016 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, and equity-based compensation to our employees and managing directors, decreased $10.6 million, or 10.5%, from $101.2 million for the year ended December 31, 2016, to $90.6 million for the year ended December 31, 2017.

Employee payroll, taxes and benefits, and consultant fees decreased $0.4 million, or 1.0%, from $45.0 million for the year ended December 31, 2016, to $44.6 million for the year ended December 31, 2017. Performance-based bonus and commissions decreased $8.0 million, or 16.4%, from $48.7 million for the year ended December 31, 2016, to $40.7 million for the year ended December 31, 2017. Equity-based compensation decreased $1.5 million, or 62.1%, from $4.4 million for the year ended December 31, 2016, to $2.9 million for the year ended December 31, 2017.

As a percentage of total net revenues after provision for loan losses, compensation and benefits increased from 75.0% for the year ended December 31, 2016, to 82.1% for the year ended December 31, 2017.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash, share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. Segment reported compensation and benefits decreased $4.5 million, or 4.9%, from $93.0 million for the year ended December 31, 2016, to $88.5 million for the year ended December 31, 2017. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, compensation and benefits increased from 71.5% for the year ended December 31, 2016, to 71.7% for the year ended December 31, 2017.

Administration

Administration expense increased $0.5 million, or 6.3%, from $7.0 million for the year ended December 31, 2016, to $7.5 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.2% for the year ended December 31, 2016, to 6.8% for the year ended December 31, 2017.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees increased $0.1 million, or 3.2%, from $3.1 million for the year ended December 31, 2016, to $3.2 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the year ended December 31, 2016, to 2.9% for the year ended December 31, 2017.

Travel and Business Development

Travel and business development expense decreased $0.8 million, or 15.4%, from $4.8 million for the year ended December 31, 2016, to $4.0 million for the year ended December 31, 2017, reflecting a decrease in travel expense and an increase in reimbursements from clients. Travel expense was $5.4 million and $5.8 million for the years ended December 31, 2016 and 2017, respectively. Reimbursements from clients, which offset travel expense, were $1.4 million and $1.0 million for the years ended December 31, 2016 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 3.5% for the year ended December 31, 2016, to 3.7% for the year ended December 31, 2017.

Communications and Technology

Communications and technology expense increased $0.1 million, or 3.3%, from $4.2 million for the year ended December 31, 2016, to $4.3 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 3.1% for the year ended December 31, 2016, to 3.9% for the year ended December 31, 2017.

Professional Fees

Professional fees were $4.4 million both for the year ended December 31, 2016 and for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.3% for the year ended December 31, 2016, to 4.0% for the year ended December 31, 2017.

Other Expenses

Other expenses increased $0.5 million, or 7.2%, from $7.5 million for the year ended December 31, 2016, to $8.0 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, other expenses increased from 5.5% for the year ended December 31, 2016, to 7.2% for the year ended December 31, 2017.

 Net Income (Loss) Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest decreased $2.4 million, or 54.3%, from $4.5 million for the year ended December 31, 2016, to $2.1 million for the year ended December 31, 2017. Non-controlling interest includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors, all partially owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected a $1.9 million decrease related to the CLOs and a $0.5 million decrease related to HCAP Advisors. The decrease related to the CLOs was primarily driven by the liquidation of CLO I and CLO II during 2017, in addition to increased interest expense at CLO III due to an increase in LIBOR.

Provision for Income Taxes

For the year ended December 31, 2016, we recorded an income tax benefit of $4.6 million, with an effective tax rate of 165.17%. For the year ended December 31, 2017, we recorded income tax expense of $1.7 million, with an effective tax rate of 15.00%. The increase was primarily due to two factors: (1) the change in the tax rate and the revaluation of deferred tax assets at the newly reduced U.S. federal corporate tax rate and (2) the loss incurred by JMP Investment Holdings LLC that could not be applied to offset income of the corporate entity.

U.S. federal corporate income tax reform included a broad range of proposals affecting businesses, including corporate tax rates, business deductions and international tax provisions. The reduction in the federal corporate tax rate required a revaluation of our deferred tax assets at the corporate entity level. International tax provisions, including a shift to a territorial system, did not impact JMP Group LLC’s investment in foreign corporations, as the Company has historically included accumulated earnings and profits from controlled foreign corporations.

Our operating net income assumes a combined federal, state and local income tax rate of 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes. For the year ended December 31, 2016, we recorded a segment income tax benefit of $2.3 million. For the year ended December 31, 2017, we recorded segment income tax expense of $0.8 million.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Revenues

Investment Banking

Investment banking revenues decreased $7.8 million, or 12.3%, from $63.1 million for the year ended December 31, 2015, to $55.4 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 44.7% for the year ended December 31, 2015, to 41.0% for the year ended December 31, 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, investment banking revenues decreased from 47.6% for the year ended December 31, 2015, to 42.5% for the year ended December 31, 2016.

(Dollars in thousands)	Year Ended December 31,				Change from 2015 to 2016
	2016		2015
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	54	$22,466	98	$50,505	(44)	$(28,039)	-55.5%
Strategic advisory and private placements	25	32,887	14	12,611	11	20,276	160.8%
Total	79	$55,353	112	$63,116	(33)	$(7,763)	-12.3%

The decrease in our investment banking revenues primarily related to a decrease in equity and debt origination revenues, partially offset by an increase in strategic advisory and private placement revenues. The decrease in our equity and debt origination revenues was attributable to both a reduction in the number of transactions and to a decrease in average revenues per transaction. The number of transactions in which we acted as a lead manager decreased from 13 for the year ended December 31, 2015, to four in the year ended December 31, 2016. The increase in strategic advisory and private placement revenues was attributable to an increase in the number of transactions in which we acted as an advisor, from 14 for the year ended December 31, 2015, to 25 for the year ended December 31, 2016, with the average revenues per transaction increasing significantly as well.

Brokerage Revenues

Brokerage revenues decreased $1.8 million, or 7.1%, from $25.6 million for the year ended December 31, 2015, to $23.8 million for the year ended December 31, 2016, primarily as the result of lower trading volume, partially offset by a decline in trading losses, as we ceased carrying inventory in our trading portfolio as of December 31, 2016, and by an increase in payments for research. As a percentage of total net revenues after provision for loan losses, brokerage revenues decreased from 18.1% for the year ended December 31, 2015, to 17.6% for the year ended December 31, 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, brokerage revenues decreased from 19.3% for the year ended December 31, 2015, to 18.3% for the year ended December 31, 2016.

Asset Management-Related Fees

(In thousands)	Year Ended December 31,
	2016	2015
Base management fees:
Revenues reported as asset management fees	$16,285	$15,431
Less: Non-controlling interests	(1,417)	(1,330)
Total base management fees	14,868	14,101

Incentive fees:
Revenues reported as asset management fees	$10,506	$9,360
Less: Non-controlling interests	(582)	(1,132)
Total incentive fees	9,924	8,228

Other income:
Fundraising and other fees	$1,407	$943
Total other income	1,407	943

Asset management related fees:
Revenues reported as asset management fees	$26,791	$24,791
Fees reported as other income	1,407	943
Less: Non-controlling interests	(1,999)	(2,462)
Total segment asset management-related fee revenues	$26,199	$23,272

Revenues reported as asset management fees increased $2.0 million, or 8.1%, from $24.8 million for the year ended December 31, 2015, to $26.8 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, asset management revenues increased from 17.6% for the year ended December 31, 2015, to 19.8% for the year ended December 31, 2016. Revenues reported as other income increased $0.5 million, or 49.2%, from $0.9 million for the year ended December 31, 2015, to $1.4 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, other income increased from 0.7% for the year ended December 31, 2015, to 1.0% for the year ended December  31, 2016.

Total segment asset management-related fees include base management fees and incentive fees from our funds, HCC and CLOs under management, as well as other income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management-related fee revenue increased $2.9 million, or 12.6%, from $23.3 million for the year ended December 31, 2015, to $26.2 million for the year ended December 31, 2016, due to increases in base management fees, incentive fees and other fee income. Total base management fees were $14.1 million and $14.9 million for the years ended December 31, 2015 and 2016, respectively. Total incentive fees were $8.2 million and $9.9 million for the years ended December 31, 2015 and 2016, respectively, with the improvement driven by an increase of $4.3 million related to HSCP, partially offset by decreases of  $1.2 million related to NYMT and $1.1 related to HCC. Other income was $0.9 million and $1.4 million for the years ended December 31, 2015 and 2016, respectively, with the increase resulting from an increase in equity-method income related to real estate investments. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, asset management-related fees increased from 17.5% for the year ended December 31, 2015, to 20.1% for the year ended December 31, 2016.

Principal Transactions

Principal transaction revenues increased $8.8 million, or 118.4%, from $7.4 million for the year ended December 31, 2015, to $16.2 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, principal transaction revenues increased from 5.2% for the year ended December 31, 2016, to 12.0% for the year ended December 31, 2016.

Total segment principal transaction revenues increased $10.7 million, or 136.9%, from $7.8 million for the year ended December 31, 2015, to $18.5 million for the year ended December 31, 2016. Total segment principal transaction revenue is a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. We believe that presenting total segment principal transaction revenues is useful to investors as a means of assessing the performance of our combined investment activities. The principal transaction revenues for 2016 were based in our Corporate segment. The principal transaction revenues for 2015 were based in our Broker-Dealer and Corporate segments. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2016	2015

Equity and other securities excluding non-controlling interest	$22	$1,603
Warrants and other investments	18,806	3,516
Investment partnerships	(328)	2,690
Total segment principal transaction revenues	18,500	7,809
Operating adjustment addbacks	(2,318)	(400)
Total principal transaction revenues	$16,182	$7,409

The increase reflects much larger revenues from warrants and other investments, partially offset by diminished revenues from our equity and other securities excluding non-controlling interest and our investment partnerships. Revenues from warrants and other investments increased from $3.5 million for the year ended December 31, 2015, to $18.8 million for the year ended December 31, 2016, primarily driven by gains of $6.2 million on the TRS, $6.0 million on the sale of Riverbanc, and $1.2 million on a company that invests in real estate ventures. Revenues from our investment partnerships decreased from a net realized an unrealized gain of $2.7 million for the year ended December 31, 2015, to a net realized and unrealized loss of $0.3 million loss for the year ended December 31, 2016, as a result of a $1.8 million decline related to HTP, which closed in December 2016, and a $1.8 million decline related to HAS. Revenues from equity and other securities excluding non-controlling interest decreased from $1.6 million for the year ended December 31, 2016, to $22 thousand for the year ended December 31, 2016, primarily due to a smaller gain on our principal investment portfolio. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, principal transaction revenues increased from 5.9% for the year ended December 31, 2015, to 14.2% for the year ended December 31, 2016.

Gain and Loss on Sale, Payoff and Mark-to-Market of Loans

Gain and loss on sale, payoff and mark-to-market of loans decreased $0.3 million, from a $1.6 million loss for the year ended December 31, 2015, to a $1.9 million loss for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans varied from 1.1% for the year ended December 31, 2015 to 1.4% for the year ended December 31, 2016.

Gain and loss on sale, payoff and mark-to-market of loans was earned in our Corporate segment. On a segment reporting basis, the gain on sale, payoff and mark-to-market of loans in our Corporate segment excludes the financial impact of gains or losses due to the sale or payoff of loans originally included in the CLO I portfolio acquired in April 2009. Our segment reported gain on sale, payoff and mark-to-market of loans in the Corporate segment decreased from a $0.9 million loss for the year ended December 31, 2015, to a $1.5 million loss for the year ended December 31, 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, gain on sale, payoff and mark-to-market of loans varied from 0.7% for the year ended December 31, 2015, to -1.1% for the year ended December 31, 2016.

Net Dividend Income

Net dividend income was $1.0 million both for the year ended December 31, 2015 and for the year ended December 31, 2016, and was primarily related to dividends from our HCC investment. As a percentage of total net revenues after provision for loan losses, net dividend income was 0.7% for both years.

Net dividend income was earned in our Corporate segment. On a segment reporting basis, net dividend income increased from $1.0 million for the year ended December 31, 2015, to $1.1 million for the year ended December 31, 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, net dividend income was 0.8% for both years.

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

Net interest income decreased $7.1 million, or 33.6%, from $21.1 million for the year ended December 31, 2015, to $14.0 million for the year ended December 31, 2016. Net interest income not only reflects net CLO contractual interest but also includes bond payable interest expense, which was $7.6 million both for the year ended December 31, 2016, and for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, net interest expense decreased from 14.9% for the year ended December 31, 2015, to 10.4% for the year ended December 31, 2016.

Total segment net interest income decreased $4.4 million, or 36.4%, from $12.0 million for the year ended December 31, 2015, to $7.6 million for the year ended December 31, 2016. Total segment net interest income is a non-GAAP financial measure that aggregates our segment reported net interest income (expense) across each segment. Our total segment net interest income is earned in our Corporate segment. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, net interest income decreased from 9.0% for the year ended December 31, 2015, to 5.9% for the year ended December 31, 2016.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2016
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$9,173		$236,953	3.81%	0.67%	3.14%
CLO I ABS issued	(4,393)		(263,063)	1.91%	0.67%	1.24%
CLO II loan	16,041		317,587	4.97%	0.68%	4.29%
CLO II ABS issued	(8,207)		(316,324)	2.55%	0.68%	1.87%
CLO III loan	18,341		352,517	5.12%	0.68%	4.44%
CLO III ABS issued	(9,852)		(332,100)	2.92%	0.68%	2.24%
Net CLO contractual interest	$21,103	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2015
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan	$12,555		$338,845	3,.65%	0.29%	3.36%
CLO I ABS issued	(3,958)		(350,705)	1.27%	0.29%	0.89%
CLO II loan	16,575		326,880	5.00%	0.28%	4.72%
CLO II ABS issued	(6,920)		(317,585)	2.15%	0.28%	1.87%
CLO III loan	18,529		354,753	5.15%	0.28%	4.87%
CLO III ABS issued	(8,488)		(332,100)	2.52%	0.28%	2.24%
Net CLO	$28,293	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

Provision for loan losses increased $0.5 million, or 45.5%, from $1.1 million for the year ended December 31, 2015, to $1.6 million for the year ended December 31, 2016, an increase attributable to loans deemed impaired in 2016 and to corresponding specific reserves. As a percentage of net revenues after provision for loan losses, provision for loan losses varied from 0.8% for the year ended December 31, 2015, to 1.2% for the year ended December 31, 2016.

Total segment provision for loan losses increased from a reversal of $0.7 million for the year ended December 31, 2015, to a provision of $0.9 million for the year ended December 31, 2016, driven by loans deemed impaired in 2016. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses was solely recognized in our Corporate segment in 2015 and 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, the provision for loan losses was 0.5% and 0.7% for the years ended December 31, 2015 and 2016, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, and  equity-based compensation to our employees and managing directors, decreased $2.3 million, or 2.2%, from $103.6 million for the year ended December 31, 2015, to $101.2 million for the year ended December 31, 2016.

Employee payroll, taxes and benefits, and consultant fees decreased $0.7 million, or 1.6%, from $46.1 million for the year ended December 31, 2015, to $45.3 million for the year ended December 31, 2016. Performance-based bonus and commissions increased $1.0 million, or 2.0%, from $49.2 million for the year ended December 31, 2015, to $50.2 million for the year ended December 31, 2016. Equity-based compensation decreased $2.7 million, or 31.9%, from $8.3 million for the year ended December 31, 2015, to $5.6 million for the year ended December 31, 2016.

As a percentage of total net revenues after provision for loan losses, compensation and benefits increased from 73.3% for the year ended December 31, 2015, to 75.0% for the year ended December 31, 2016.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash, share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. Segment reported compensation and benefits increased $1.8 million, or 2.0%, from $91.2 million for the year ended December 31, 2015, to $93.0 million for the year ended December 31, 2016. On a segment reporting basis, as a percentage of operating net revenues after provision for loan losses, compensation and benefits increased from 68.6% for the year ended December 31, 2015, to 71.5% for the year ended December 31, 2016.

Administration

Administration expense decreased $0.2 million, or 2.8%, from $7.2 million for the year ended December 31, 2015, to $7.0 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, administration expense increased from 5.1% for the year ended December 31, 2015, to 5.2% for the year ended December 31, 2016.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees decreased $0.3 million, or 7.9%, from $3.4 million for the year ended December 31, 2015, to $3.1 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.4% for the year ended December 31, 2015, to 2.3% for the year ended December 31, 2016.

Travel and Business Development

Travel and business development expense increased $0.1 million, or 0.5%, from $4.7 million for the year ended December 31, 2015, to $4.8 million for the year ended December 31, 2016, reflecting an increase in travel expense that was not fully offset by reimbursements from clients. Travel expense was $5.8 million and $5.9 million for the years ended December 31, 2015 and 2016, respectively. Reimbursements from clients, which offset travel expense, were $1.1 million and $1.0 million for the years ended December 31, 2015 and 2016, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense increased from 3.4% for the year ended December 31, 2015, to 3.5% for the year ended December 31, 2016.

Communications and Technology

Communications and technology expense increased $0.2 million, or 6.2%, from $3.9 million for the year ended December 31, 2015, to $4.2 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased from 2.8% for the year ended December 31, 2015, to 3.1% for the year ended December 31, 2016.

Professional Fees

Professional fees increased $0.1 million, or 2.0%, from $4.3 million for the year ended December 31, 2015, to $4.4 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.1% for the year ended December 31, 2015, to 3.3% for the year ended December 31, 2016.

Other Expenses

Other expenses increased $0.4 million, or 5.3%, from $7.1 million for the year ended December 31, 2015, to $7.5 million for the year ended December 31, 2016. As a percentage of total net revenues after provision for loan losses, other expenses increased from 5.0% for the year ended December 31, 2015, to 5.5% for the year ended December 31, 2016.

 Net Income (Loss) Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest decreased $2.5 million, or 35.2%, from $7.0 million for the year ended December 31, 2015, to $4.5 million for the year ended December 31, 2016. Non-controlling interest includes the interest of third parties in CLO I, CLO II, CLO III and HCAP Advisors, all partially-owned subsidiaries consolidated in our financial statements. The decrease in net income attributable to non-controlling interest reflected a $2.0 million decrease related to the CLOs and a $0.5 million decrease related to HCAP Advisors. The decrease related to the CLOs was primarily driven by the Company’s repurchase of non-controlling interests in CLO III in the third quarter of 2016.

Provision for Income Taxes

For the year ended December 31, 2015, we recorded income tax expense of $0.2 million, with an effective tax rate of 3.13%. For the year ended December 31, 2016, we recorded an income tax benefit of $4.6 million, with an effective tax rate of 165.17%. The difference was primarily due to two factors: (1) the Company’s reorganization into a publicly traded partnership, as the income previously earned by the corporate subsidiary is now earned by JMP Investment Holdings LLC and not subject to U.S. federal corporate income tax and (2) the decrease in pre-tax income for the year ended December 31, 2016, compared to that for the year ended December 31, 2015.

Our operating net income assumes a combined federal, state and local income tax rate of 38% at the taxable direct subsidiary, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes. For the year ended December 31, 2015, we recorded segment income tax expense of $0.6 million. For the year ended December 31, 2016, we recorded a segment income tax benefit of $2.3 million.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows, and capital and liquidity for the year ended December 31, 2017, in order to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2017, we had net liquid assets of $73.0 million, consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2017, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the net proceeds from our initial public offering, the January 2013 issuance of the 2013 Senior Notes (since redeemed in December 2017), the January 2014 issuance of the 2014 Senior Notes, the November 2017 issuance of the 2017 Senior Notes, and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or at amounts that approximate fair value. At December 31, 2017 and December 31, 2016, we had Level 3 assets (financial instruments measured on a recurring basis, the fair value of which was determined using unobservable inputs that are not corroborated by market data) of $3.3 million and $1.8 million, respectively, which represented 0.3% and 0.2% of total assets, respectively.

Liquidity Considerations Related to CLOs and TRS

Our maximum exposure to loss of capital on the CLOs is the value of our equity investments of $18.0 million in CLO III, $42.1 million in CLO IV, and $21.0 million in CLO V as of December 31, 2017, plus any earnings retained in the CLOs since that date. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLOs is taxable to us. If the CLO is in violation of certain coverage tests, mainly any of its over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower that it can hold. During any time when the CLOs exceed such a limit, our ability, as the manager of the CLOs, to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, defaulted obligations, discounted assets (those purchased below 85% of their par value), and assets rated “CCC” or lower in excess of applicable limits in the CLOs’ investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We have been in compliance with all OC tests on the determination dates since February 2010. However, prior to February 2010, we had been in violation and may be in violation in the future. If CLOs were to violate the Class E test, or any more senior tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost, adjusted for amortization of liquidity discounts and credit reserves, both of which were recorded at the CLO I acquisition date, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At December 31, 2017, we had $765.6 million of loans collateralizing asset-backed securities, net of discounts and allowances, $51.7 million of restricted cash and $2.1 million of interest receivable funded by $738.2 million of asset-backed securities issued, net, and interest payable of $6.9 million. These assets and liabilities represented 75.3% of total assets and 76.9% of total liabilities, respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2017.

The tables below summarize the loans held by the CLOs, grouped by range of outstanding balance, industry, and Moody’s Investors Services, Inc. rating category, as of December 31, 2017.

(Dollars in thousands)			As of December 31, 2017
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal
$0	-	$500	92	1/2020	-	11/2024	$41,077
$500	-	$2,000	361	12/2018	-	1/2026	468,835
$2,000	-	$5,000	98	3/2019	-	12/2024	268,457
Total			551				$778,369

(Dollars in thousands)	As of December 31, 2017
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	15	$20,362	2.6%
Automobile	29	36,167	4.6%
Banking, Finance, Insurance & Real Estate	34	38,133	4.9%
Beverage, Food & Tobacco	25	35,692	4.6%
Capital Equipment	23	23,477	3.0%
Chemicals, Plastics and Rubber	20	19,249	2.5%
Construction & Building	17	23,295	3.0%
Consumer Goods: Durable	14	18,880	2.4%
Consumer Goods: Non-durable	16	24,674	3.2%
Containers, Packaging & Glass	18	22,817	2.9%
Energy: Electricity	5	10,073	1.3%
Energy: Oil & Gas	7	8,111	1.0%
Environmental Industries	8	13,298	1.7%
Forest Products & Paper	1	990	0.1%
Healthcare & Pharmaceuticals	39	52,884	6.8%
High Tech Industries	43	67,954	8.7%
Hotel, Gaming & Leisure	37	51,326	6.6%
Media: Broadcasting & Subscription	18	28,794	3.7%
Media: Diversified & Production	4	7,375	0.9%
Media: Advertising, Printing, Publishing	6	9,861	1.3%
Mining, Steel, Iron and Non-Precious Metals	7	10,328	1.3%
Retailer	32	54,671	7.0%
Services: Business	59	89,468	11.5%
Services: Consumer	24	39,975	5.1%
Telecommunications	23	34,554	4.4%
Transportation: Consumer	4	4,962	0.6%
Transportation: Cargo	16	22,729	2.9%
Utilities: Oil & Gas	1	973	0.1%
Utilities: Electric	1	1,443	0.2%
Wholesale	5	5,854	0.8%
	551	$778,369	100.0%

(Dollars in thousands)	As of December 31, 2017
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	104	$148,562	19.1%
B2	210	300,459	38.6%
B3	94	134,036	17.2%
Ba1	15	18,712	2.4%
Ba2	34	40,138	5.2%
Ba3	56	75,645	9.7%
Baa3	5	8,882	1.1%
Caa1	23	40,746	5.2%
Caa2	5	7,253	0.9%
Caa3	5	3,936	0.5%
Total	551	$778,369	100.0%

Other Liquidity Considerations

As of December 31, 2017, our indebtedness consists of our bonds payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”) related to JMP Holding LLC or JMP Securities.

In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”), which were fully redeemed on December 28, 2017. In November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year.

In connection with the Reorganization Transaction, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among JMP Group Inc., JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014, a Third Supplemental Indenture, dated as of October 15, 2014, and the Fourth Supplemental Indenture, dated as of November 28, 2017.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds from this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. There was no borrowing on this line of credit as of December 31, 2017 and December 31, 2016.

The Credit Agreement for the term loan provides that the proceeds of the CNB Loans are subject to the following restrictions: (i) the initial term loan and up to $5.0 million of the revolving line of credit loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMP Holding LLC’s working capital needs in the ordinary course of its business; (ii) all other proceeds of the revolving line of credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of the borrower; and (iii) the term loan may not be used for any purpose other than to make equity investments in CLOs and by CLOs to make certain permitted investments in collateralized loan obligations.

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries, and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of December 31, 2017, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership as well as an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries. The CNB Loans are guaranteed by HCS and secured by a lien on substantially all assets of JMP Holding LLC and HCS.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of December 31, 2017 and December 31, 2016.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as requirements regarding the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both December 31, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

On July 31, 2017, the Company established, through its affiliate, CLO V, a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. As of December 31, 2017, the balance of the credit facility was $61.3 million.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2017, we paid out $31.5 million of cash bonuses for 2016, excluding employer payroll tax expense.

In January 2015, we converted to a publicly traded partnership. The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The Company’s board of directors declared the following distributions in the year ended December 31, 2017.

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2017	$0.030	January 31, 2017	$644,960	February 15, 2017
January 19, 2017	$0.030	February 28, 2017	$648,523	March 15, 2017
January 19, 2017	$0.030	March 31, 2017	$649,777	April 14, 2017
April 19, 2017	$0.030	April 28, 2017	$650,215	May 15, 2017
April 19, 2017	$0.030	May 31, 2017	$649,489	June 15, 2017
April 19, 2017	$0.030	June 30, 2016	$647,979	July 14, 2017
July 20, 2017	$0.030	July 31, 2017	$646,458	August 15, 2017
July 20, 2017	$0.030	August 31, 2017	$644,658	September 15, 2017
July 20, 2017	$0.030	September 29, 2017	$643,824	October 13, 2017
October 20, 2017	$0.030	October 31, 2017	$645,055	November 15, 2017
October 20, 2017	$0.030	November 30, 2017	$643,890	December 15, 2017
October 20, 2017	$0.030	December 29, 2017	$651,872	January 12, 2018

During the years ended December 31, 2017 and 2016, the Company repurchased 658,547 and 1,127,949 of its common shares, respectively, at an average price of $5.41 per share and $5.59 per share, respectively, for an aggregate purchase price of $3.6 million and $6.3 million, respectively. Of the total shares repurchased during the years ended December 31, 2017 and 2016, 296,654 shares and 349,010 shares, respectively, were deemed to have been repurchased in connection with employee share plans, whereby the Company’s shares were issued on a net basis to employees for the payment of applicable statutory withholding taxes, and, therefore, such withheld shares are deemed to be purchased by the Company. The remaining shares were purchased on the open market.

We had total restricted cash of $51.7 million, comprised primarily of $48 million of restricted cash at the CLO's on December 31, 2017. This balance was comprised of $10.1 million in interest received from loans in the CLOs and $38.3 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLO.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $37.3 million and $29.7 million, which were $35.9 million and $28.6 million in excess of the required net capital of $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.58 to 1 and 0.56 to 1 at December 31, 2017 and 2016, respectively.

A condensed table of cash flows for the years ended December 31, 2017, 2016 and 2015 is presented below.

(Dollars in thousands)	Year Ended December 31,			Change from 2016 to 2017		Change from 2015 to 2016
	2017	2016	2015	$	%	$	%
Cash flows provided by (used in) operating activities	$487	$8,878	$(3,810)	$(9,041)	-101.8%	$12,688	-333.0%
Cash flows provided by investing activities	48,165	145,160	62,587	(96,921)	-66.8%	82,573	131.9%
Cash flows used in financing activities	(48,550)	(137,097)	(91,588)	89,051	-65.0%	(45,509)	49.7%
Total cash flows	$102	$16,941	$(32,811)	$(14,662)	-86.5%	$49,752	-151.6%

Cash Flows for the Year Ended December 31, 2017

Cash increased by $0.1 million during the year ended December 31, 2017, driven by cash provided by investing activities and operating activities, partially offset by cash used in financing activities.

Our operating activities provided $0.5 million of cash from the net loss of $13.8 million, partially offset by cash used in the change in operating assets and liabilities of $5.3 million, adjusted for the non-cash revenue and expense items of $19.6 million. The net change in operating assets and liabilities was driven by increases in receivables of $4.0 million, restricted cash of $2.6 million, and marketable securities of $2.1 million, partially offset by an increase of $3.2 million in marketable securities sold, but not yet purchased. The non-cash revenue and expense items included $6.5 million loss on equity method investments, $6.1 million loss on repurchases of asset backed securities and bonds issued, and $4.4 million in provision for loan losses.

Our investing activities provided $48.2 million of cash, primarily due to the sale and payoff of loans collateralizing ABS issued of $348.6 million, $41.0 million principal receipts on loans collateralizing ABS, net change in restricted cash reserved for lending activities of $178.5 million, partially offset by funding of loans collateralizing ABS issued of $507.6 million and funding for loans held for investment of $82.0 million.

Our financing activities used $48.5 million of cash, primarily due to the $503.6 million repayment of asset backed securities, $47.9 repurchase of bonds payable, $7.8 million distribution and distribution equivalents paid on common shares and RSUs, and $4.7 million distributions to non-controlling interest shareholders, partially offset by $408.4 million in proceeds from asset-backed securities issued, $61.3 million proceeds from CLO V warehouse, and $50.0 in proceeds from bond issuance.

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

Our investing activities provided $145.2 million of cash, primarily due to the sale and payoff of loans collateralizing ABS issued of $519.1 million, $68.0 million principal receipts on loans collateralizing ABS, partially offset by funding of loans collateralizing ABS issued of $304.6 million and the net change in restricted cash reserved for lending activities of $176.1 million.

Our financing activities used $137.1 million of cash, primarily due to the $106.8 million repayment of asset backed securities, $8.4 million distribution and distribution equivalents paid on common shares and RSUs, $8.2 million purchase of subsidiary shares from non-controlling interest holders, and $7.1 million distributions to non-controlling interest shareholders.

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

Our investing activities provided $62.6 million of cash, primarily due to the sale and payoff of loans collateralizing ABS issued of $289.7 million, $70.4 million principal receipts on loans collateralizing ABS, partially offset by funding of loans collateralizing ABS issued of $291.7 million and the purchases of other investments of $22.7 million.

Our financing activities used $91.6 million of cash, primarily due to the $68.2 million repayment of asset backed securities, $10.2 million distribution and distribution equivalents paid on common shares and RSUs, and $9.1 million distributions to non-controlling interest shareholders.

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations and commitments as of December 31, 2017:

(in thousands)	Payments Due by Period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bond Payable	$95,905	$-	$-	$-	$95,905
Asset-backed securities issued	746,100	-	44,967	173,701	527,432
Contractual interest payments (1)	179,993	26,149	51,215	44,406	58,223
Operating lease obligations	25,144	4,841	7,086	5,564	7,653
Purchase obligations	83	40	3	-	-
Total payments	$1,047,225	$31,030	$103,311	$223,671	$689,213

(1) Estimated future interest payments related to CLO Notes based on applicable interest rates as of December 31, 2017.

Off-Balance Sheet Arrangements

In connection with the CLOs, the Company had no standby letters of credit as of December 31, 2017, and $1.0 million letters of credit as of December 31, 2016. The Company had unfunded commitments of $49.1 million as of December 31, 2017 that had not yet settled. Had the borrower drawn down on these, the Company would have been obligated to fund them.  The Company had unfunded commitments to lend of $20.7 million as of December 31, 2016. These commitments do not extend to JMP Group LLC.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each borrower’s creditworthiness on a case-by-case basis.

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

We had no other material off-balance sheet arrangements as of December 31, 2017. However, as described below under “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2017:

(in thousands)			Other Investments (3)
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Private Equity Funds Managed by HCS	Limited Partner in Private Equity Fund	Funds of capital debt managed by the Company	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$20,825	$7,919	$-	$-	$-	$-	$-	-	28,744
Observable market based inputs	-	-	10,226	-	-	-	-	10,226	10,226
Valuation determined by third party general partners	-	-	-	5	-	3,761	-	3,766	3,766
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	4,173	-	285	4,458	4,458
Totals	$20,825	$7,919	$10,226	$5	$4,173	$3,761	$285	18,450	47,194

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	60.9%
Observable market based inputs	0.0%	0.0%	55.4%	0.0%	0.0%	0.0%	0.0%	55.4%	21.7%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	0.0%	20.4%	0.0%	20.5%	8.0%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	22.6%	0.0%	1.5%	24.1%	9.4%
Totals	100.0%	100.0%	55.4%	0.0%	22.6%	20.4%	1.5%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.
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

The Company records uncertain tax positions using a two-step process: (i) the Company determines whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

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

 Even though we trade in equity securities as an active participant in both listed and OTC markets, we typically maintain very few securities in inventory overnight, in order to minimize market risk. In addition, we act as agent rather than as principal whenever we can and may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. Historically, in connection with our principal investments in publicly traded equity securities, we have engaged in short sales of equity securities to offset the risk of purchasing other equity securities. In the future, we may utilize other hedging strategies, such as equity derivative trades.

In connection with our sales and trading business, management evaluates the amount of risk in specific trading activities and determines our tolerance for such activities. Management monitors risks in its trading activities by establishing limits for the trading desk and reviewing daily trading results, inventory aging and securities concentrations. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters. Activities include price verification procedures, position reconciliations and reviews of transaction bookings. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

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

Our marketable securities owned include long positions in equity securities that were recorded at a fair value of $20.8 million as of December 31, 2017. Our marketable securities sold but not yet purchased consist of short positions in equity securities and were recorded at a fair value of $7.9 million as of December 31, 2017. The net potential loss in fair value for our marketable equity securities portfolio as of December 31, 2017, using a hypothetical 10% decline in prices, is estimated to be approximately $2.1 million. In addition, as of December 31, 2017, we have invested $14.7 million of our own capital in our funds, which are invested primarily in publicly traded equity securities. The net potential loss in fair value for our investments at December 31, 2017, using a hypothetical 10% decline in the funds’ investment portfolios, is estimated to be approximately $1.5 million.

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

As of December 31, 2017, approximately 81.2% of our combined CLO portfolios had LIBOR floors, with a weighted average floor of 0.96%. Many of the loans in CLO portfolios have variable interest rates indexed to LIBOR and subject to a LIBOR floor, which provides additional income during periods when LIBOR rates are below the floor levels. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin, so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin. The asset-backed securities issued by our CLOs typically have variable interest rates indexed to LIBOR but do not have LIBOR floors. Accordingly, in a low interest rate environment, the equity holders of our CLOs benefit from a so-called LIBOR floor benefit. If the LIBOR increases above the applicable LIBOR floors, the variable interest payments on the CLO asset-backed securities will also increase, and the LIBOR floor benefit to us will decrease. This would diminish the return on equity of our CLOs that we hold, which could have an adverse impact on our results of operations.

Credit Risk

Our broker-dealer subsidiary places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

Through indemnification provisions in our agreement with our clearing organization, customer activities may expose us to off-balance-sheet credit risk. We may be required to purchase or sell financial instruments at prevailing market prices in the event that a customer fails to settle a trade on its original terms or in the event that cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to control the risks associated with brokerage services for our customers through customer screening and selection procedures as well as through requirements that customers maintain margin collateral in compliance with governmental and self-regulatory organization regulations and clearing organization policies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group LLC

Opinion on the Financial Statements

          We have audited the accompanying consolidated statements of financial condition of JMP Group LLC and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

         These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

         We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

          Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 27, 2018

We have served as the Company's auditor since 2001.

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2017	2016

Assets
Cash and cash equivalents	$85,594	$85,492
Restricted cash and deposits	51,727	227,656
Investment banking fees receivable, net of allowance for doubtful accounts of $159 and zero as of December 31, 2017 and 2016	9,567	5,681
Marketable securities owned, at fair value	20,825	18,722
Incentive fee receivable	413	499
Other investments (includes $18,450 and $21,459 measured at fair value at December 31, 2017 and 2016, respectively)	27,984	32,869
Loans held for sale, at fair value	-	32,488
Loans held for investment, net of allowance for loan losses	83,948	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	654,127
Interest receivable	2,259	3,429
Cash collateral posted for total return swap	-	25,000
Fixed assets, net	2,322	3,143
Other assets	26,404	34,794
Total assets	$1,076,626	$1,125,830

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$7,919	$4,747
Accrued compensation	43,131	36,158
Asset-backed securities issued (net of debt issuance costs of $4,773 and $3,271 at December 31, 2017 and 2016, respectively)	738,248	825,854
Interest payable	6,512	6,317
CLO V warehouse credit facility	61,250	-
Bond payable (net of debt issuance costs of $2,810 and $2,042 at December 31, 2017 and 2016, respectively)	93,103	91,785
Other liabilities	16,284	25,675
Total liabilities	966,447	990,536

Commitments and Contingencies (Footnote 14)
JMP Group LLC Shareholders' Equity
Common share, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2017 and 2016; 21,729,079 and 21,282,977 shares outstanding at December 31, 2017 and 2016, respectively	23	23
Additional paid-in capital	134,719	135,945
Treasury share, at cost, 1,050,973 and 1,322,998 shares at December 31, 2017 and 2016, respectively	(5,955)	(7,792)
Accumulated deficit	(32,452)	(8,799)
Total JMP Group LLC stockholders' equity	96,335	119,377
Nonredeemable Non-controlling Interest	13,844	15,917
Total equity	110,179	135,294
Total liabilities and equity	$1,076,626	$1,125,830

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIE”) included in total assets and total liabilities above:

	As of December 31,
	2017	2016

Restricted cash	$43,050	$225,777
Loans held for sale	-	32,488
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	654,127
Interest receivable	1,918	2,180
Other assets	568	178
Total assets of consolidated VIEs	$811,119	$914,750

Asset-backed securities issued	738,248	825,854
Interest payable	5,346	4,580
Other liabilities	1,221	1,192
Total liabilities of consolidated VIEs	$744,815	$831,626

The asset-backed securities issued by the VIEs are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, the assets of the VIE can only be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Revenues
Investment banking	$77,322	$55,353	$63,116
Brokerage	21,129	23,755	25,577
Asset management fees	18,049	26,791	24,791
Principal transactions	(6,437)	16,182	7,409
Gain (loss) on sale, payoff and mark-to-market of loans	797	(1,918)	(1,604)
Net dividend income	1,188	999	1,041
Other income	1,351	1,407	943
Non-interest revenues	113,399	122,569	121,273

Interest income	41,159	46,784	50,801
Interest expense	(33,702)	(32,790)	(29,740)
Net interest income	7,457	13,994	21,061

Loss on repurchase/early retirement of debt	(6,107)	-	-
Provision for loan losses	(4,363)	(1,586)	(1,090)

Total net revenues after provision for loan losses	110,386	134,977	141,244

Non-interest expenses
Compensation and benefits	90,601	101,233	103,560
Administration	7,464	7,024	7,229
Brokerage, clearing and exchange fees	3,209	3,110	3,378
Travel and business development	4,034	4,771	4,746
Communications and technology	4,308	4,172	3,929
Occupancy	4,418	3,901	3,657
Professional fees	4,407	4,399	4,313
Depreciation	1,162	1,280	1,177
Other	2,410	2,273	2,243
Total non-interest expenses	122,013	132,163	134,232
Net income (loss) before income tax expense	(11,627)	2,814	7,012
Income tax expense (benefit)	1,744	(4,648)	221
Net income (loss)	(13,371)	7,462	6,791
Less: Net income attributable to nonredeemable non-controlling interest	2,512	4,536	6,999
Net income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.74)	$0.14	$(0.01)
Diluted	$(0.74)	$0.13	$(0.01)

Distributions declared per common share	0.360	$0.390	$0.486

Weighted average common shares outstanding:
Basic	21,579	21,105	21,237
Diluted	21,579	21,841	21,237

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2017	2016	2015

Net income (loss)	$(13,371)	$7,462	$6,791
Comprehensive income (loss)	(13,371)	7,462	6,791
Less: Comprehensive income attributable to non-controlling interest	2,512	4,536	6,999
Comprehensive income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
					Retained	Nonredeemable
				Additional	Earnings	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Interest	Equity
Balance, December 31, 2014	22,780	$23	$(10,316)	$134,800	$8,090	$156,332	$288,929
Adjustment for adoption of new consolidation guidance	-	-	-	-	-	(126,934)	(126,934)
Net income (loss)	-	-	-	-	(208)	6,999	6,791
Additional paid-in capital - share-based compensation	-	-	-	244	-	-	244
Additional paid-in capital - excess tax benefit related to share-based compensation	-	-	-	(157)	-	-	(157)
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(11,033)	-	(11,033)
Purchases of shares of common share for treasury	-	-	(4,432)	-	-	-	(4,432)
Reissuance of shares of common share from treasury	-	-	7,985	116	-	-	8,101
Distributions to non-controlling interest holders	-	-	-	-	-	(9,079)	(9,079)
Capital contributions from non-controlling interest holders	-	-	-	-	-	464	464
Balance, December 31, 2015	22,780	$23	$(6,763)	$135,003	$(3,151)	$27,782	$152,894
Net income	-	-	-	-	2,926	4,536	7,462
Additional paid-in capital - share-based compensation	-	-	-	(282)	-	-	(282)
Additional paid-in capital - excess tax benefit related to share-based compensation	-	-	-	46	-	-	46
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(8,574)	-	(8,574)
Purchases of shares of common share for treasury	-	-	(6,310)	-	-	-	(6,310)
Reissuance of shares of common share from treasury	-	-	5,281	63	-	-	5,344
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	1,115	-	(9,324)	(8,209)
Distributions to non-controlling interest holders	-	-	-	-	-	(7,077)	(7,077)
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(15,883)	2,512	(13,371)
Additional paid-in capital - share-based compensation	-	-	-	(1,448)	-	-	(1,448)
Distribution and distribution equivalents declared on common share and restricted share units	-	-	-	-	(7,770)	-	(7,770)
Purchases of shares of common share for treasury	-	-	(3,562)	-	-	-	(3,562)
Reissuance of shares of common share from treasury	-	-	5,399	222	-	-	5,621
Distributions to non-controlling interest holders	-	-	-	-	-	(4,677)	(4,677)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(13,371)	$7,462	$6,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	176	-	(7)
Provision for loan losses	4,363	1,586	1,090
Accretion of deferred loan fees	(2,281))	(2,351)	(1,827)
Amortization of liquidity discount, net	886	(146)	(131)
Amortization of debt issuance costs	421	433	423
Amortization of original issue discount, related to CLOs	1,133	2,431	1,457
Interest paid in kind	-	(53)	(198)
(Gain) loss on sale and payoff of loans and mark-to-market of loans	(797)	1,918	1,604
(Gain) loss on repurchase of asset-backed securities and bonds issued	6,107	(87)	-
Change in other investments:
(Gain) loss from principal transactions	6,360	(2,200)	(159)
Unrealized gain (loss) on other equity investments	(1,893)	1,061	(3,573)
Incentive fees reinvested in general partnership interests	-	-	(3,614)
Change in fair value of total return swap	412	(3,064)	1,950
Realized gain (loss) on other investments	446	(8,003)	(3,395)
Depreciation and amortization of fixed assets	1,162	1,280	1,177
Share-based compensation expense	2,955	5,761	8,345
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	1,170	191	(735)
Decrease (increase) in receivables	(3,976)	11,261	10,064
Decrease (increase) in marketable securities	(2,103)	9,771	973
Decrease (increase) in restricted cash (excluding restricted cash reserved for lending activities)	(2,594)	1,050	814
Decrease (increase) in other assets	(723)	(7,830)	9,232
(Decrease) increase in marketable securities sold, but not yet purchased	3,172	(8,537)	(1,764)
(Decrease) increase in interest payable	195	940	(191)
Decrease in accrued compensation and other liabilities	(733)	(3,996)	(32,136)
Net cash provided by (used in) operating activities	487	8,878	(3,810)

Cash flows from investing activities:
Purchases of fixed assets	(341)	(494)	(2,873)
Purchases of other investments	(6,362)	(7,555)	(22,727)
Sales or distributions of other investments	14,584	46,582	46,952
Funding of loans collateralizing asset-backed securities issued	(507,556)	(304,606)	(291,660)
Funding of loans held for investment	(81,972)	-	(640)
Sale of loans collateralizing asset-backed securities issued	348,574	519,063	289,720
Sale of loans held for investment	1,000	-	-
Sale of participating interest in loans held for investment	1,030	-	-
Sale of loans held for sale	31,199	-	-
Principal receipts on loans collateralizing asset-backed securities issued	41,001	68,030	70,387
Principal receipts on loans held for investment	1,701	274	240
Principal receipts on loans held for sale	1,784	-	-
Net change in restricted cash reserved for lending activities	178,523	(176,134)	(1,552)
Net changes in cash collateral posted for total return swap	25,000	-	(25,000)
Cash associated with consolidation / deconsolidation of subsidiaries	-	-	(260)
Net cash provided by investing activities	48,165	145,160	62,587

See accompanying notes to consolidated financial statements

JMP Group LLC

Consolidated Statements of Cash Flows—(Continued)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from bond issuance	50,000	-	-
Proceeds from drawdowns of CLO V warehouse facility	61,250	-	-
Proceeds from asset-backed securities issued	408,394	-	-
Payments of debt issuance costs	(1,964)	-	-
Redemption/repurchase of bonds payable	(47,914)	(385)	-
Repayment of asset-backed securities issued	(503,617)	(106,800)	(68,202)
Distribution and distribution equivalents paid on common shares and RSUs	(7,770)	(8,362)	(10,182)
Purchases of common shares for treasury	(2,084)	(4,155)	(1,214)
Capital contributions of nonredeemable non-controlling interest holders	92	-	464
Distributions to non-controlling interest shareholders	(4,677)	(7,077)	(9,079)
Purchase of subsidiary shares from non-controlling interest holders	-	(8,209)	-
Employee taxes paid on shares withheld for tax-withholding purposes	(1,478)	(2,109)	(3,375)
Proceeds from exercise of share options	1,218	-	-
Net cash used in financing activities	(48,550)	(137,097)	(91,588)
Net increase (decrease) in cash and cash equivalents	102	16,941	(32,811)
Cash and cash equivalents, beginning of period	85,492	68,551	101,362
Cash and cash equivalents, end of period	$85,594	$85,492	$68,551

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,508	$31,378	$27,912
Cash paid during the period for taxes	$2,420	$961	$697

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units and exercises of share options	$5,399	$5,281	$7,985
Distributions declared but not yet paid	$652	$639	$851
Acquisition of equity securities in restructuring of loans	$1,023	$-	$-

See accompanying notes to consolidated financial statements

JMP GROUP LLC

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”), its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”), and certain principal investments through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages two collateralized loan obligations (“CLO”) vehicles and one CLO warehouse. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Investment Holdings, which is a wholly owned subsidiary of JMP Group LLC.

Recent Transactions

On June 29, 2017, entities sponsored by JMP Group LLC priced a $456.9 million CLO. The senior notes offered in this transaction (the “Secured Notes”) were issued by JMP Credit Advisors CLO IV Ltd. (“CLO IV”), a special purpose Cayman vehicle, and co-issued in part by JMP Credit Advisors CLO IV LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Moody's Investors Service, Inc. The Company, through a wholly-owned subsidiary, manages CLO IV and retained 100% of the senior and junior subordinated notes, which are not rated. The transaction closed on June 29, 2017.

On July 31, 2017, the Company established through its affiliate JMP Credit Advisors CLO V Ltd. (“CLO V”), a Cayman Islands vehicle (the “Borrower”), a $200 million revolving credit facility (the “Facility”) to finance the acquisition of a portfolio of assets, including certain debt obligations. JMPCA will act as collateral manager with duties including the selection of assets to be acquired by the Borrower. All borrowings under the Facility will be subject to the satisfaction of certain customary covenants, the accuracy of certain representations and warranties, concentration limitations and other restrictions. The Facility will be primarily secured by a portfolio of collateral that includes certain debt obligations that are eligible for acquisition by the Borrower. The Borrower is subject to mandatory prepayments under the Facility upon the occurrence of certain events. In addition, the Borrower may make optional prepayments under the Facility. The Facility was established to fund the purchase of a diverse pool of loans. The Facility is structured to have a twelve month revolving period ending July 30, 2018, and a ten-month amortization period. The Facility will have a market standard advance rate and any outstanding balances will bear interest at standard market interest rates based on LIBOR.

On November 28, 2017, the Company issued $50.0 million of 7.25% senior notes (the "2017 Senior Notes"). The 2017 Senior Notes will mature in November 2027, may be redeemable in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15, and November 15 of each year, and beginning February 2018.

On December 26, 2017 the Company redeemed the 2014 Senior Notes. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.8 million for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at December 31, 2017 and December 31, 2016 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

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

JMPCA manages JMP Credit Advisors CLO I Ltd. (“CLO I”) (through the first quarter of 2017), JMP Credit Advisors CLO II Ltd. (“CLO II”) (through the second quarter of 2017), JMP Credit Advisors CLO III Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd. ("CLO IV"), and JMP Credit Advisors CLO V Ltd. ("CLO V") (collectively the "CLOs"). The Company assesses whether the CLOs meet the definition of a VIE, and whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. As of December 31, 2016, CLO I and CLO II were determined to be VIEs. The Company, which managed the CLOs and owns approximately 94%, and 98%, of the subordinated notes in CLO I and CLO II, respectively, was deemed the primary beneficiary. As a result, the Company consolidated the assets and liabilities of the CLO securitization entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities (“ABS”) issued to third parties are shown under asset-backed securities issued. CLO I and CO II were liquidated in the first and second quarter of 2017, respectively.  See Note 5 and Note 8 for information pertaining to the loans owned and ABS issued by the CLOs, respectively.

Upon the securitization of the CLO III loan portfolio on September 30, 2014, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued. The repurchase of CLO III non-controlling interests increased the Company’s ownership of the unsecured subordinated notes from 13.5% to 46.7%, but did not impact the consolidation treatment.

        Upon the securitization of the CLO IV loan portfolio on June 29, 2017, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of June 29, 2017 CLO IV was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct the activities of CLO IV through its subsidiary manager, JMPCA, and the 100% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO IV, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

         The Company performed a consolidation analysis for CLO V, and concluded it was not a VIE; however as owner of 100% of the equity outstanding, CLO V was determined to be a wholly owned subsidiary of the Company. As a result, the Company consolidates the assets and liabilities of CLO V.

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

The Company performed the consolidation analysis for HCAP Advisors, and concluded it was a VIE, based on insufficient equity at risk. As a result, the Company is considered the primary beneficiary and consolidates the assets and liabilities of HCAP Advisors.

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

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. For the years ended December 31, 2017, 2016, and 2015, net trading losses were $0.8 million, $0.6 million, and $1.2 million, which were included in brokerage revenue. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has no further obligation. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company.

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

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, and HCC include base management fees and incentive fees earned from managing a family of investment partnerships and a publicly-traded specialty finance company. The Company recognizes base management fees on a monthly basis over the period in which the investment services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management (“AUM”) or aggregate capital commitments and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital following the commitment period. Base management fees for HCC are calculated based on the average value of the gross assets at the end of the most recently completed calendar quarter. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For most funds, the high-water mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds, and annually for the hedge funds of funds managed by HCS. The incentive fees usually are reinvested in the investment funds in which the Company holds a general partner investment and withdrawn at the end of the year. The incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and HCC are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution.

Asset management fees for the CLOs the Company managed through the year included senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates the CLOs, the management fees earned at JMPCA from the CLOs are eliminated upon consolidation. At December 31, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.33% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO IV were 0.50% of the average aggregate collateral balance for a specified period.

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

The Company’s principal transaction revenues for these categories for the years ended December 31, 2017, 2016, and 2015 are as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015

Equity and other securities excluding non-controlling interest	$(431)	$1,389	$1,668
Warrants and other investments	(6,885)	14,581	2,510
Investment partnerships	879	212	3,231
Total principal transaction revenues	$(6,437)	$16,182	$7,409

The Company has included revenues from certain other investments of $1.2 million, $0.7 million, and $0.1 million within other income for the years ended December 31, 2017, 2016, and 2015, respectively.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities, loans held for investment, and loans held for sale at JMP Investment Holdings. Gains are recorded when the proceeds exceed the carrying value of the loan. This line item also includes lower of cost or market adjustments arising from loans held for sale.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued, notes payable, CLO V warehouse credit facility, and the amortization of bond issuance costs. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable adjusted for amortization of any discounts. See Asset-Backed Securities Issued below for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued and note payable.

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

Restricted cash consisted of the following at December 31, 2017 and 2016:

	As of December 31,
(In thousands)	2017	2016

Principal and interest payments held as collateral for asset-backed securities issued	$43,050	$225,777
Principal and interest payments held to secure borrowing under credit facilities	5,301	-
Customer escrow account	-	408
Cash collateral supporting standby letters of credit	1,905	-
Deposits for operating leases	1,471	1,471
	$51,727	$227,656

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2017 and December 31, 2016, the receivable from clearing broker consisted of commissions related to securities transactions, proceeds from short sales deposited with brokers and cash on deposit with JMP Securities’ clearing broker.

Investment Banking Fees Receivable

Investment banking fees receivable includes receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable was $159 thousand and zero as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

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

For disclosure purposes, the fair values for each of the loans held in the CLOs were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO III, CLO IV and CLO V were four for each CLO as of December 31, 2017. The average number of third-party pricing quotes received for CLO I, CLO II and CLO III were three for each CLO as of December 31, 2016. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

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

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investments in real estate funds, its investment in a private equity fund which invests in a diversified portfolio of technology companies, and its investment in Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

The gains/losses on the investments in HCC, the investment in real estate funds and the private equity funds are reported in Principal Transactions in the Consolidated Statements of Operations. In 2017 and 2016, the Company recorded an unrealized loss of $2.1 million and an unrealized loss of $1.5 million, respectively, and net dividend income of $1.1 million and $1.0 million, respectively, on its investment in HCC. In 2017 and 2016, the Company recorded unrealized losses of $6.6 million and unrealized gains of $2.1 million on the investments in real estate funds, respectively. In 2017 and 2016, the Company recorded unrealized losses of $0.4 million and unrealized gains of $1.0 million on the investment in the private equity fund which invests in a diversified portfolio of technology companies. In 2017 and 2016, the Company recorded an unrealized gain of $0.5 million and an unrealized loss of $0.2 million, respectively, on its investments in HGC and HGC II.

Derivative Financial Instruments

In the second quarter of 2015, JMPCA TRS entered into a TRS. Under the TRS, JMPCA paid interest in exchange for any income or fees earned from a portfolio of syndicated loans held by the counter-party. The TRS had a tenor of 36 months with an 18 month revolving period and an 18 month amortization period. The TRS was liquidated in the third quarter of 2017. As of December 31, 2016, the TRS was held in Other Investments and Other Liabilities with gains and losses recorded in Principal Transactions. In the years ended December 31, 2017, 2016, and 2015, the Company recognized a loss of $0.8 million, $3.1 million and $1.9 million on the TRS, respectively. The Company determined the fair value of the TRS to be a $1.3 million liability as of December 31, 2016, using the market value of the loans as provided by our counterparty. In association with this agreement, the Company posted $25.0 million as cash collateral, which was recorded in the line item Cash collateral posted for total return swap. The contract with the counter-party incorporates a master netting agreement. In the first quarter of 2017, the Company posted an additional $0.9 million. During the year, the TRS returned the entire cash collateral to the Company.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are loans held for sale, small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2017 and 2016. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

Loans Held for Sale

Loans are classified as held for sale once a decision has been made to sell the loans. Once identified as such, the loans are recorded at the lower of cost or market. A quarterly evaluation is performed on a specific identification basis. The Company employs anticipated cash flows, discounted at an appropriate market credit adjusted interest rate to determine the fair value of the loans held for sale. Internally developed and third-party estimation tools are used to measure credit risk (loan ratings, probability of default, and exposure at default). An allowance is not recorded for loans held for sale as the determination of fair value incorporates the credit risk calculation. The adjustment to the lower of cost or market is recognized in the Consolidated Statements of Operations in the gain on sale and payoff of loans.

Loans Held for Investment

Loans held for investment are carried at their unpaid principal balance, net of any allowance for credit losses and deferred loan origination, commitment and other fees. For loans held for investment, the Company establishes and maintains an allowance for credit losses based on management’s estimate of credit losses in our loans as of each reporting date. The Company records the allowance against loans held for investment on a specific identification basis, or reviews its loan portfolio at the end of each quarter to record losses inherent in the homogenous loan portfolio. Loans are charged off against the reserve for credit losses if the principal is deemed not recoverable within a reasonable timeframe. Loan origination, commitment or other fees are deferred and recognized into interest income in the Consolidated Statements of Operations over the life of the related loan. The Company does not accrue interest on loans which are in default for more than 90 days and loans for which the Company expects full principal payments may not be received. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Any reversals of income from previous years are recorded against the allowance for loan losses. When the Company receives a cash interest payment on a non-accrual loan, it is applied as a reduction of the principal balance. Non-accrual loans are returned to accrual status when the borrower becomes current as to principal and interest and has demonstrated a sustained period of payment performance. The amortization of loan fees is discontinued on non-accrual loans. The Company applies the above non-accrual policy consistently to all loans classified as loans held for investment without further disaggregation. Loans that are deemed to be uncollectible are charged off and the charged-off amount is deducted from the allowance.

Loans Collateralizing Asset-Backed Securities Issued

Loans collateralizing asset-backed securities issued are recorded at their fair value as of the acquisition date, which then becomes the new basis of the loans.

For those loans acquired with evidence of deterioration of credit quality since origination, the total discount from unpaid principal balance to fair value consists of a non-accretable credit discount and an accretable liquidity discount. The accretable portion of the discount is recognized into interest income as an adjustment to the yield of the loan over the contractual life of the loan using the effective interest method.

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

Loans or positions of loans that are deemed to be uncollectible are charged off and any allowance amount related to these loans is deducted from the allowance.

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s Investors Service (“Moody’s”) rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market. All loans in the CLOs are Cash Flow loans in 2015, 2016, and 2017. The Company classified loans as ABL and Enterprise Value when it was directly originating deals.

•

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

•

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

•

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

1	Investment exceeding expectations and/or a capital gain is expected.
2	Investment generally performing in accordance with expectations.
3	Investment performing below expectations and requires closer monitoring.
4	Investment performing below expectations where a higher risk of loss exists.
5	Investment performing significantly below expectations where the Company expects to experience a loss.

•	Performance ratings:
Performing	Non-impaired loans
Non-performing	Impaired loans

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO I, CLO II, CLO III, and CLO IV.

Fixed Assets

Fixed assets represent furniture and fixtures, computer and office equipment, certain software costs and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets, ranging from three to five years.

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

The Company records uncertain tax positions using a two-step process: (i) the Company determines whether it is more likely than not that each tax position will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

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

Share-based compensation includes restricted share units, share appreciation rights, and share options granted under the Company’s 2007 Equity Incentive Plan.

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

Treasury Shares

The Company accounts for its treasury shares under the cost method, using an average cost assumption, and includes treasury shares as a component of shareholders’ equity.

3. Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in May 2014, with subsequent amendments, to provide a more robust framework for addressing revenue issues, and to clarify the implementation guidance on principal versus agent considerations. The standard is effective for annual reporting periods beginning after December 15, 2017 and allows either a full retrospective or modified retrospective approach. The Company will adopt this standard in January 2018 using a modified retrospective approach. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expense. The new standard primarily impacts the presentation of our investment banking revenues, specifically our strategic advisory revenues, underwriting revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions will be presented gross in the Consolidated Statements of Operations.

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

ASU 2016-02, Leases (Topic 842), was issued in February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company expects to recognize its lease agreements as a right-to-use asset with a corresponding lease liability to reflect the present value of the lease payments. The Company is evaluating the impact of the adoption of this standard.

        ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323) , was issued in March 2016. When an investment qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, the amendments eliminate the requirement to retroactively adopt the equity method of accounting. This standard was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-07 did not have a material impact on the Company’s financial statements.

        ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) , was issued in March 2016 as part of its initiative to reduce complexity in accounting standards. Areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard was effective for fiscal years beginning after December 31, 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is expected to result in additional disclosures in the Company’s filings. In addition, adoption of the standard will result in changes to the cash flow presentation, specifically to cash flow from investment activities and total cash, which will include restricted cash.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Sub-topic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued in March 2017 to shorten the amortization period for certain purchased callable debt securities held at a premium. It requires the premium to be amortized over the period until the earliest call date. The amendment does not make any changes for securities held at a discount. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of the adoption of this standard.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2017 and 2016:

	At December 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,594	$85,594	$-	$-	$85,594
Restricted cash and deposits	51,727	51,727	-	-	51,727
Marketable securities owned	20,825	20,825	-	-	20,825
Receivable from clearing broker	6,801	6,801	-	-	6,801
Other investments (1)	19,754	-	19,754	-	19,754
Other investments measured at net asset value (1)	8,230	-	-	-	-
Loans held for investment, net of allowance for loan losses	83,948	-	80,956	3,342	84,298
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	-	766,298	-	766,298
Total assets:	$1,042,462	$164,947	$867,008	$3,342	$1,035,297

Liabilities:
Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919
Asset-backed securities issued	738,248	-	748,015	-	748,015
Bond payable	93,103	-	97,014	-	97,014
CLO V warehouse credit facility	61,250	-	61,250	-	61,250
Total liabilities:	$900,520	$7,919	$906,279	$-	$914,198

	At December 31, 2016
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,492	85,492	$-	$-	85,492
Restricted cash and deposits	227,656	227,656	-	-	227,656
Marketable securities owned	18,722	18,722	-	-	18,722
Receivable from clearing broker	6,586	6,586	-	-	6,586
Other investments (1)	13,697	-	13,697	-	13,697
Other investments measured at net asset value (1)	19,172	-	-	-	-
Loans held for sale	32,488	-	33,651	-	33,651
Loans held for investment, net of allowance for loan losses	1,930	-	-	1,824	1,824
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	654,127	-	685,392	-	685,392
Cash collateral posted for total return swap	25,000	25,000	-	-	25,000
Total assets:	$1,084,870	$363,456	$732,740	$1,824	$1,098,020

Liabilities:
Marketable securities sold, but not yet purchased	$4,747	4,747	-	-	4,747
Asset-backed securities issued	825,854	-	831,854	-	831,854
Bond payable	91,785	-	94,517	-	94,517
Total liabilities:	$922,386	$4,747	$926,371	$-	$931,118

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Statements of Financial Condition. The carrying values of these lines reconciles to other investments on the Statements of Financial Condition.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2017 and 2016:

(In thousands)		December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$20,825	$20,825	$-	$-	$20,825
Other investments:
Investments in hedge funds managed by the Company	10,226	-	10,226	-	10,226
Investments in other funds managed by the Company (1)	4,463	-	-	-	-
Total investment in funds managed by the Company (1)	14,689	-	10,226	-	10,226
Limited partnership in investments in private equity/real estate funds (1)	3,761	-	-	-	-
Total other investments	18,450	-	10,226	-	10,226
Total assets:	$39,275	$20,825	$10,226	$-	$31,051

Marketable securities sold, but not yet purchased	7,919	7,919	-	-	7,919

Total liabilities:	$7,919	$7,919	$-	$-	$7,919

(In thousands)		December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,722	$18,722	$-	$-	$18,722

Other investments:
Investments in hedge funds managed by the Company	12,444	-	12,444	-	12,444
Investments in other funds managed by the Company (1)	4,232	-	-	-	-
Total investment in funds managed by the Company (1)	16,676	-	12,444	-	12,444
Limited partnership in investments in private equity/ real estate funds (1)	3,530	-	-	-	-
Total return swap	1,253	-	1,253	-	1,253
Total other investments	21,459	-	13,697	-	13,697
Total assets:	$40,181	$18,722	$13,697	$-	$32,419

Marketable securities sold, but not yet purchased	4,747	4,747	-	-	4,747

Total liabilities:	$4,747	$4,747	$-	$-	$4,747

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2017 and 2016.

The Company’s Level 2 assets held in other investments consist of investments in hedge funds managed by HCS. The carrying value of investments in hedge funds is calculated using the equity method and approximates fair value. Earnings or losses attributable to these investments are recorded in principal transactions. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

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

As of December 31, 2017 and 2016, $7.0 million and $7.8 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

	Redemption	Redemption	Fair Value at December 31,		Unfunded Commitments at December 31,
Dollars in thousands	Frequency	Notice Period	2017	2016	2017	2016
Limited partner investments in private equity funds	Nonredeemable	N/A	$3,761	$3,530	$650	$-
Investment in private equity funds managed by HCS	Nonredeemable	N/A	$4,173	$4,227	$-	$1,085

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $2.0 million and $34.4 million as of December 31, 2017 and 2016, respectively.

Loans Held for Investment

At December 31, 2017 and 2016, loans held for investment included ten and three loans, respectively outside of the CLO portfolios. Given the small size of this loan portfolio segment, the Company reviews credit quality of the loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loan. In addition, as of December 31, 2017, the Company held $76.8 million of loans held for investment in the CLO V warehouse portfolio.  The credit quality of the CLO V warehouse loans is evaluated in the same manner as the credit quality of loans collateralizing asset-backed securities issued. See Note 5.

Effective July 1, 2013, the Company agreed to lend a health sciences fund investment advising company up to $2.0 million, at an interest rate of 10% per year. The outstanding principal balance and all accrued and unpaid interest is due and payable on July 1, 2018. In 2016, the Company placed this loan on non-accrual status. As of December 31, 2017 and 2016, the Company’s loan outstanding to this entity was $0.3 million, net of a $2.0 million reserve, and $1.7 million, net of a $0.4 million reserve, respectively. The Company determined the fair value using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

There are no loans past due as of December 31, 2017. A summary of activity in loan losses for the years ended December 31, 2017 and 2016 is as follows:

(In thousands)	Year Ended December 31,
	2017		2016
	Impaired	Non-impaired	Impaired	Non-impaired
Balance at beginning of period	$(823)	$-	$(380)	$-
Provision for loan losses:
Specific reserve	(1,445)	-	-	-
General reserve	-	(468)	(443)	-
Charge off	1,376	-	-	-
Transfers from loans collateralizing asset backed securities	(1,239)	(26)	-	-
Balance at end of period	$(2,131)	(494)	$(823)	$-

As of December 31, 2017 and 2016, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2017:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$1,379	$1,448	$391	$1,411	$32

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans held for investment issued at December 31, 2017 and 2016:

(In thousands)	Cash Flow Loans (CF)
	December 31,
	2017	2016

Moody's rating:
Ba1 - Ba3	$12,174	$-
B1 - B3	64,170	-
Caa1 - Caa3	5,310	-
Not Rated	4,595	2,754
Total:	$86,249	$2,754

Internal rating (1) :
2	$77,525	$-
3	384	-
4	2,613	-
5	1,379	-
Not Rated	4,348	2,754
Total:	$86,249	$2,754

Performance:
Performing	$83,161	$2,754
Non-performing	3,088	-
Total:	$86,249	$2,754

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

Investments at Cost and Other Equity-Method Investments

On April 5, 2011, the Company made a $0.3 million commitment to invest in RiverBanc LLC (“RiverBanc”), which manages the assets of a commercial real estate investing platform in mezzanine debt and equity from multifamily properties and other residential real estate. The Company recognized its investment in RiverBanc using the equity method with related gains recognized in principal transactions. The Company sold its investment in RiverBanc in the second quarter of 2016, resulting in a $6.0 million gain.

On November 20, 2017, the Company made a $4.3 million investment in an investment manager. The Company recognizes the investment using the equity method, with the related gains recognized in principal transactions. In the year ended December 31, 2017, the Company recognized gains related to the equity method income of $62 thousand.

5. Loans Collateralizing Asset-backed Securities Issued and Loans Held for Sale

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015 is as follows:

(In thousands)	Year Ended December 31,
	2017		2016
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(937)	$(5,603)	$-	$(5,397)
Provision for loan losses:
Specific reserve	(1,641)	-	(263)	-
General reserve	-	(958)	-	(880)
Charge off	950	-	-	-
Transfer to/from impaired/non-impaired loans	-	-	(674)	674
Transfer to loans held for investment	1,239	26	-	-
Balance at end of period	$(389)	$(6,535)	$(937)	$(5,603)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2017 and 2016, $1.4 million and $2.9 million of recorded investment amount of loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $771.1 million and $657.8 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment, as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2017 and 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$1,379	$1,448	$391	$1,411	$32

2016
Impaired loans with an allowance recorded	$2,864	$3,211	$938	$2,913	$75
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$2,864	$3,211	$938	$2,913	$75

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at December 31, 2017 or 2016. At December 31, 2016, the Company did not have any loans which were modified in a troubled debt restructuring. At December 31, 2017 the Company had two loans which were modified in a troubled debt restructuring. The principal balance of the loans was reduced from $2.5 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and interest rates on the loans were increased by 1.30% and 3.00% percent. In addition, the Company received $0.4 million of cash and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2017 and 2016:

(In thousands)	Cash Flow Loans (CF)		Held for Sale - Cash Flow (CF)
	December 31,		December 31,
	2017	2016	2017	2016

Moody's rating:
Baa1 - Baa3	$8,880	$12,145	$-	$6,769
Ba1 - Ba3	134,061	137,717	-	13,957
B1 - B3	579,091	467,125	-	11,377
Caa1 - Caa3	50,475	37,913	-	565
Ca	-	2,903	-	-
Not Rated	-	2,864	-	-
Total:	$772,507	$660,667	$-	$32,668

Internal rating (1) :
2	$692,198	$545,181	$-	$27,109
3	70,217	94,407	-	5,559
4	8,713	18,215	-	-
5	1,379	2,864	-	-
Total:	$772,507	$660,667	$-	$32,668

Performance:
Performing	$771,128	$657,803	$-	$32,668
Non-performing	1,379	2,864	-	-
Total:	$772,507	$660,667	$-	$32,668

(1)	Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Fixed Assets

At December 31, 2017 and 2016, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2017	2016
Furniture and fixtures	$2,599	$2,562
Computer and office equipment	6,081	5,945
Leasehold improvements	7,195	7,028
Software	646	644
Less: accumulated depreciation	(14,199)	(13,036)
Total fixed assets, net	$2,322	$3,143

Depreciation expense was $1.2 million for the year ended December 31, 2017, $1.3 million for the year ended December 31, 2016, and $1.2 million for the year ended December 31, 2015.

7. Debt

Bonds Payable

          In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”) and these notes were redeemed in full in December 2017. In  November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes and the 2014 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year.

The 2013 Senior Notes, 2014 Senior Notes, and 2017 Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The 2013 Senior Notes indenture contains a minimum liquidity covenant that obligates the JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 2013 Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the 2013 Senior Notes until the maturity of the 2013 Senior Notes. The Senior Notes indentures also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. At both December 31, 2017 and December 31, 2016, the Company was in compliance with the indentures.

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

JMP Group Inc., as a wholly owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 8.00% Senior Notes due 2023 and the Company’s 7.25% Senior Notes due 2027. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. JMP Group LLC and JMP Investment Holdings LLC are also the guarantors of the 2017 Senior Notes due in 2027.

The Company incurred $2.0 million and zero of debt issuance costs in the years ended December 31, 2017 and 2016, respectively, relating to Senior Notes. These issuance costs are amortized over the estimated life of the bond. As of December 31, 2017 and 2016, the Company held $2.8 million and $2.0 million of unamortized debt issuance costs.

	As of December 31, 2017		As of December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs

2014 Senior Notes	$-	$-	$48,300,000	$1,001,956
2017 Senior Notes	$50,000,000	$1,941,438	$-	$-
2013 Senior Notes	$45,905,250	$868,152	$45,905,250	$1,040,347

Note Payable and Lines of Credit

As of December 31, 2017 and 2016, the Company held revolving lines of credit related to JMP Holding LLC (formerly known as JMP Group LLC) and JMP Securities.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through May 2, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was zero at both December 31, 2017 and 2016. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018 any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. The Company’s outstanding balance on this line of credit was zero at both December 31, 2017 and 2016. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our note and require the immediate repayment of any outstanding principal and interest. At both December 31, 2017 and December 31, 2016, the Company was in compliance with the loan covenants. The revolving lines of credit are collateralized by a pledge of the Company’s assets, including its interests in each of JMP Securities and HCS.

CLO V Warehouse Credit Facility

On July 31, 2017, the Company established, through its affiliate JMP Credit Advisors CLO V Ltd., a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. The Facility will have a market standard advance rate and any outstanding balances will bear interest at standard market interest rates based on LIBOR with a spread of 1.375%. As of December 31, 2017, the balance of the credit facility was $61.3 million.

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

The below table list the notes outstanding as of December 31, 2016. There were no notes outstanding as of December 31, 2017.

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

The secured notes and subordinated notes were limited recourse obligations payable solely from cash flows of the CLO I loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A-1 notes rank equal, or pari-passu, in right of payment with payments on the Class A-2 notes and payment on the Class A-1 and Class A-2 notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not so available, interest on the Class C, Class D and Class E notes will be deferred. As of December 31, 2016, all payments on the secured notes were current. The secured notes are secured by the CLO loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans in the CLO loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The reinvestment period for CLO I ended in May 2013. CLO I paid down $187.4 million and $106.0 million in the years ended December 31, 2017 and 2016, respectively. In the fourth quarter in 2016, the Company began the process of liquidating the portfolio and completed the liquidation in the first quarter of 2017.

The Notes recorded upon the closing of CLO I in April 2009 reflect an issuance discount. The activity in the note principal for the years ended December 31, 2017 and 2016 comprised the following:

(In thousands)	Year Ended December 31,
	2017	2016

Balance at beginning of period	$187,417	$293,457
Repayments	(187,417)	(106,040)
Balance at end of period	$-	$187,417

CLO II

On April 30, 2013, CLO II completed a $343.8 million securitization with $320.0 million in aggregate principal amount of notes (the “Secured Notes”) and $23.8 million in unsecured subordinated notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Standard & Poor's Ratings Services and, in respect of certain tranches, Moody's Investors Service, Inc. The Company owned approximately 72.8% of the unsecured subordinated notes at December 31, 2013. In the first quarter of 2014, the Company purchased $6.0 million of the unsecured subordinated notes from a third party investor in CLO II, increasing the Company’s ownership from 72.8% to 98.0%. These unsecured subordinated notes were eliminated upon consolidation of JMP Credit, and therefore, were not reflected on the Company’s consolidated statement of financial condition at December 31, 2016.

During the second quarter of 2017, the Company, as majority owner of the subordinated notes, called the notes and liquidated the portfolio. The below table lists the notes outstanding as of December 31, 2016. There were no notes outstanding as of December 31, 2017.

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/ S&P)
Class X Senior Secured Floating Rate Notes due 2016	$3.8	$-	$-	$-	1.00%	Aaa/AAA
Class A Senior Secured Floating Rate Notes due 2023	217.6	217.6	(0.5)	217.1	1.18%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2023	34.0	34.0	(0.2)	33.8	1.75%	NR/AA
Class C Senior Secured Deferred Floating Rate Notes due 2023	17.0	17.0	(0.4)	16.6	2.75%	NR/A
Class D Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.0)	17.7	3.85%	NR/BBB
Class E Senior Secured Deferred Floating Rate Notes due 2023	18.7	18.7	(1.6)	17.1	5.25%	NR/BB
Class F Senior Secured Deferred Floating Rate Notes due 2023	10.2	10.2	(1.2)	9.0	5.75%	NR/B
Total secured notes sold to investors	$320.0	$316.2	$(4.9)	$311.3
Unsecured subordinated notes due 2023	23.8	23.8	(0.3)	23.5
Total notes for the CLO II offering	$343.8	$340.0	$(5.2)	$334.8
Consolidation elimination	N/A	(23.8)	0.3	(23.5)
Total CLO II asset-backed securities issued	N/A	$316.2	$(4.9)	$311.3

The secured notes and subordinated notes were limited recourse obligations payable solely from cash flows of the CLO II loan portfolio and related collection and payment accounts pledged as security. Payment on the Class X notes ranked equal, or pari-passu, in right of payment with payments on the Class A notes and payment on the Class X and Class A notes ranked senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D, Class E and Class F notes generally ranked subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes were subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly and commenced October 2013 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D, Class E and Class F notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not available, interest on the Class C, Class D, Class E and Class F notes will be deferred. The secured notes are secured by the CLO II loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO II loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes recorded upon the issuance of CLO II in April 2013 at fair value reflect an issuance discount. CLO II paid down $316.2 million and $0.8 million in the years ended December 31, 2017 and 2016, respectively. In the first quarter in 2017, the Company made the decision to call the secured notes on CLO II and began the process of liquidating the portfolio in the second quarter of 2017. As the Company completed the liquidation of CLO II, the remaining issuance discount of $4.4 million was amortized during the quarter in the gain (loss) repurchase/early retirement of debt line item. The activity in the note principal and issuance discount for the years ended December 31, 2017 and 2016, respectively, comprised the following:

(In thousands)	Year Ended December 31, 2017			Year Ended December 31, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$316,200	$(4,915)	$311,285	$316,960	$(5,960)	$311,000
Repayments	(316,200)	-	(316,200)	(760)	-	(760)
Amortization of discount	-	546	546	-	1,045	1,045
Loss on early retirement of debt	-	4,369	4,369	-	-	-
Balance at end of period	$-	$-	$-	$316,200	$(4,915)	$311,285

CLO III

On September 30, 2014, CLO III completed a $370.5 million securitization, comprised of $332.1 million aggregate principal amount of notes (the “Secured Notes”) and $38.4 million of unsecured notes. The Secured Notes offered in this proposed transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO III. The Company owned approximately 46.7% of the unsecured subordinated notes at December 31, 2017. These unsecured subordinated notes are eliminated upon consolidation of JMP Credit, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2017 and 2016.

(In millions)	As of December 31, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.4)	$227.6	1.24%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.5)	41.2	1.80%	Aa1/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.3)	22.2	2.60%	A1/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	3.90%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.10%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.2)	$330.9
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(5.7)	$364.8
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.2)	$330.9

(In millions)	As of December 31, 2016
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$228.0	$228.0	$(0.5)	$227.5	1.53%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	41.7	41.7	(0.7)	41.0	2.05%	Aa2/NR
Class C Senior Secured Deferred Floating Rate Notes due 2025	22.5	22.5	(0.5)	22.0	2.90%	A2/NR
Class D Senior Secured Deferred Floating Rate Notes due 2025	21.6	21.6	-	21.6	5.10%	Baa3/NR
Class E Senior Secured Deferred Floating Rate Notes due 2025	18.3	18.3	-	18.3	7.35%	Ba3/NR
Total secured notes sold to investors	$332.1	$332.1	$(1.7)	$330.4
Unsecured subordinated notes due 2025	38.4	38.4	(4.5)	33.9
Total notes for the CLO III offering	$370.5	$370.5	$(6.2)	$364.3
Consolidation elimination	N/A	(38.4)	4.5	(33.9)
Total CLO III asset-backed securities issued	N/A	$332.1	$(1.7)	$330.4

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLO III loan portfolio and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest. Interest on the secured notes is payable quarterly commencing April 2015 at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLO III loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO III loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO III in September 2014 and included a discount to par value. The activity in the note principal and issuance discount for the year ended December 31, 2017 and 2016 comprised the following:

(In thousands)	Year Ended December 31, 2017			Year Ended December 31, 2016
	Principal	Issuance Discount	Net	Principal	Issuance Discount	Net

Balance at beginning of period	$332,100	$(1,676)	$330,424	$332,100	$(2,165)	$329,935
Amortization of discount	-	497	497	-	489	489
Balance at end of period	$332,100	$(1,179)	$330,921	$332,100	$(1,676)	$330,424

CLO IV

On June 29, 2017, CLO IV completed a $456.9 million securitization, comprised of $414.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $42.9 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO IV. The Company owned 100% of the Subordinated Notes at December 31, 2017. These Subordinated Notes are eliminated upon consolidation, and therefore, are not reflected on the Company’s consolidated statement of financial condition at December 31, 2017.

(In millions)	As of December 31, 2017
	Notes Originally Issued	Outstanding Principal Balance	Issuance Discount	Net Outstanding Balance	Interest Rate Spread to LIBOR	Ratings (Moody's/Fitch)
Class A Senior Secured Floating Rate Notes due 2025	$285.8	$285.8	$-	$285.8	1.37%	Aaa/AAA
Class B Senior Secured Floating Rate Notes due 2025	54.0	54.0	(0.2)	53.8	1.90%	Aa2/NR
Class C Senior Deferrable Floating Rate Notes due 2025	27.0	27.0	(0.3)	26.7	2.65%	A2/NR
Class D Senior Deferrable Floating Rate Notes due 2025	24.8	24.8	(0.5)	24.3	4.15%	Baa3/NR
Class E Senior Deferrable Floating Rate Notes due 2025	22.4	22.4	(0.9)	21.5	6.80%	Ba3/NR
Total secured notes sold to investors	$414.0	$414.0	$(1.9)	$412.1
Unsecured subordinated notes due 2025	42.9	42.1	(3.8)	38.3
Total notes for the CLO IV offering	$456.9	$456.1	$(5.7)	$450.4
Consolidation elimination	N/A	(42.1)	3.8	(38.3)
Total CLO IV asset-backed securities issued	N/A	$414.0	$(1.9)	$412.1

The Secured Notes and Subordinated Notes are limited recourse obligations payable solely from cash flows of the CLO IV loan portfolio and related collection and payment accounts pledged as security. Payment on the Class A notes rank senior in right of payment with payments on the Class B notes and payment on the Class A and Class B notes rank senior in right of payment to the other Secured Notes and the Subordinated Notes. Payment on the Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The Subordinated Notes are subordinated in right of payment to all other classes of notes and accrue interest. Interest on the Secured Notes is paid quarterly at a per annum rate equal to LIBOR plus the applicable spread set forth in the table above. Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not  available, interest on the Class B, Class C, Class D and Class E notes will be deferred. The Secured Notes are secured by the CLO IV loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLO IV loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

The Notes were recorded at fair value upon the issuance of CLO IV in June 2017, and include a discount to par value. The activity in the note principal and purchase discount for the year ending December 31, 2017 comprised the following:

(In thousands)	Year Ended December 31, 2017
	Principal	Issuance Discount	Net

Balance at beginning of period	$-	$-	$-
CLO IV issuance	414,000	(1,990)	412,010
Amortization of discount	-	90	90
Balance at end of period	$414,000	$(1,900)	$412,100

Interest on Asset Backed Securities Issued

Total interest expenses related to the asset-backed securities issued for the year ended December 31, 2017, 2016, and 2015 were $25.8 million, $25.5, million and $22.3 million, respectively, which was comprised of a cash coupon of $23.4 million, $23.1 million, and $22.3 million and liquidity and issuance discount amortization of $2.4 million, $2.4 million, and $2.3 million, respectively. As of December 31, 2017 and 2016, accrued interest payable on the Notes were $5.3 million and $4.6 million, respectively.

9. Shareholders’ Equity

Common Share

The Company’s board of directors declared the following distributions in the year ended December 31, 2017:

Declaration Date	Distribution Per Share	Record Date	Total Amount	Payment Date
January 19, 2017	$0.030	January 31, 2017	$644,960	February 15, 2017
January 19, 2017	$0.030	February 28, 2017	$648,523	March 15, 2017
January 19, 2017	$0.030	March 31, 2017	$649,777	April 14, 2017
April 19, 2017	$0.030	April 28, 2017	$650,215	May 15, 2017
April 19, 2017	$0.030	May 31, 2017	$649,489	June 15, 2017
April 19, 2017	$0.030	June 30, 2017	$647,979	July 14, 2017
July 20, 2017	$0.030	July 31, 2017	$646,458	August 15, 2016
July 20, 2017	$0.030	August 31, 2017	$644,658	September 15, 2017
July 20, 2017	$0.030	September 29, 2017	$643,824	October 13, 2017
October 20, 2017	$0.030	October 31, 2017	$645,055	November 15, 2017
October 20, 2017	$0.030	November 30, 2017	$643,890	December 15, 2017
October 20, 2017	$0.030	December 29, 2017	$651,872	January 12, 2018

Share Repurchase Program

On January 12, 2016, the board of directors authorized the repurchase of an additional 1,000,000 common shares, increasing the Company’s share repurchase authorization to 1,135,630 shares through December 31, 2017. On April 18, 2016, the board of directors authorized the repurchase of an additional 745,981 common shares, increasing the Company’s share repurchase authorization to 1,500,000 shares through December 31, 2017. On February 13, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2017. On December 11, 2017, the board of directors authorized the repurchase of 1,000,000 common shares through December 31, 2018. During the years ended December 31, 2017 and 2016, the Company repurchased 658,547 shares and 1,127,949 shares, respectively, of the Company’s common shares at an average price of $5.41 per share and $5.59 per share, respectively, for an aggregate purchase price of $3.6 million and $6.3 million, respectively.

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

Share Options

The following table summarizes the share option activity for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares Subject	Weighted Average	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	2,645,000	$6.53	2,785,000	$6.53	3,591,690	$7.23
Exercised	(195,000)	6.24	-	-	-	-
Forfeited	-	-	(100,000)	6.79	(90,000)	6.70
Cancelled	-	-	(40,000)	6.24	(716,690)	10.00
Balance, end of period	2,450,000	$6.53	2,645,000	$6.53	2,785,000	$6.53

Options exercisable at end of period	2,450,000	$6.53	2,645,000	$6.53	1,410,000	$6.23

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2017 and 2016:

December 31, 2017
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,450,000	1.52	$6.53	$-	2,450,000	1.52	$6.55	-

December 31, 2016
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,645,000	2.48	$6.53	$-	2,645,000	2.48	$6.53	-

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of 0.1 million, $0.9 million, and $2.1 million for the years ended December 31, 2017, 2016, and 2015.

As of December 31, 2017 and 2016, there was no unrecognized compensation expense related to share options. As of December 31, 2015, there was $0.9 million unrecognized compensation expense related to share options.

The Company recognized $0.1 million of income tax benefits from the exercise of share options during the year ended December 31, 2017. There were no share options exercised during the years ended December 31,  2016, and 2015. As a result, the Company did not recognize any current income tax benefits from exercise of share options during these periods.

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

The following table summarizes the RSU activity for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Restricted	Weighted Average	Restricted	Weighted Average	Restricted	Weighted Average
	Share Units	Grant Date Fair Value	Share Units	Grant Date Fair Value	Share Units	Grant Date Fair Value

Balance, beginning of year	646,558	$5.14	733,151	$6.91	1,493,851	$6.50
Granted	389,915	5.89	945,308	4.65	488,505	7.23
Vested	(728,209)	5.40	(904,046)	5.91	(1,230,797)	6.54
Forfeited	(31,071)	4.25	(127,855)	6.22	(18,408)	6.79
Balance, end of period	277,193	$5.60	646,558	$5.14	733,151	$6.91

The aggregate fair value of RSUs vested during the years ended December 31, 2017, 2016, and 2015 were $3.9 million, $5.7 million, and $8.9 million, respectively. The income tax benefits realized from the vested RSUs were $1.6 million, $2.1 million, and $2.6 million, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2017, 2016, and 2015, the Company recorded compensation expense related to RSUs of $2.9 million, $4.4 million, and $6.1 million, respectively.

For the years ended December 31, 2017, 2016, and 2015, the Company recognized income tax benefits of $0.8 million, $2.1 million, and $3.2 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2017 and 2016, there was $0.7 million and $1.3 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.13 years and 1.01 years, respectively.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase on additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.08%, distribution yield of 8.67%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the year ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Stock Appreciation	Weighted Average	Stock Appreciation	Weighted Average	Stock Appreciation	Weighted Average
	Rights	Grant Date Fair Value	Rights	Grant Date Fair Value	Rights	Grant Date Fair Value

Balance, beginning of year	2,580,000	$7.33	2,822,500	$7.33	-	$-
Granted	-	-	-	7.33	2,865,000	7.33
Forfeited	(170,000)	7.33	(242,500)	7.33	(42,500)	7.33
Balance, end of period	2,410,000	$7.33	2,580,000	$7.33	2,822,500	$7.33

December 31, 2017
SARs Outstanding
Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,410,000	2.00	$7.33	$-

December 31, 2016
SARs Outstanding
Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,580,000	3.00	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market adjustments to the liability award. For the years ended December 31, 2017, 2016, and 2015, the Company recorded compensation benefit of $0.5 million and expense of $0.5 million and $0.2 million for SARs, respectively.

For the years ended December 31, 2017, 2016, and 2015, the Company recognized income tax benefits of 0.2 million, $0.2 million, and $0.1 million, respectively, related to the compensation expense recognized for SARs. As of December 31, 2016, and 2015, there was $0.4 million and $0.5 million of unrecognized compensation expense related to SARs expected to be recognized over a weighted average period of 1.00 years and 2.00 years, respectively. There was no unrecognized comp expense as of December 31, 2017.

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

The computations of basic and diluted net income per share and basic and diluted net income per unit for the years ended December 31, 2017, 2016, and 2015 are shown in the table below:

(In thousands, except per share data)	Year Ended December 31,
	2017	2016	2015

Numerator:
Net income (loss) attributable to JMP Group, Inc	$(15,883)	$2,926	$(208)

Denominator:
Basic weighted average shares outstanding	21,579	21,105	21,237

Effect of potential dilutive securities:
Restricted share units and share options	-	736	-

Diluted weighted average shares outstanding	21,579	21,841	21,237

Net income (loss) per share
Basic	$(0.74)	$0.14	$(0.01)
Diluted	$(0.74)	$0.13	$(0.01)

In the table above, unvested RSUs that have non-forfeitable distribution equivalent rights are treated as a separate class of securities in calculated net income (loss) per share. The impact of applying this methodology was a reduction in basic net income per share of zero for 2017, $0.01 for 2016, and zero for 2015.

Share options to purchase 2,561,820, 2,701,885, and 3,512,786 shares of common share for the years ended December 31, 2017, 2016, and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Restricted share units for 401,018, 23,770, and 1,860,769 shares of common share for the years ended December 31, 2017, 2016, and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2017, 2016, and 2015.

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

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 are as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Federal	$1,303	$5,570	$2,427
State	158	230	161
Total current income tax expense (benefit)	1,461	5,800	2,588

Federal	539	(9,524)	(2,632)
State	(256)	(924)	265
Total deferred income tax expense (benefit)	283	(10,448)	(2,367)
Total income tax expense (benefit)	$1,744	$(4,648)	$221

As of December 31, 2017 and 2016, the components of deferred tax assets and liabilities have been recorded in other assets and other liabilities in the Statements of Financial Condition and are as follows:

(In thousands)	As of December 31,
	2017	2016
Deferred tax assets:
Equity based compensation	$1,516	$3,094
Reserves and allowances	994	1,621
Accrued Compensation and related expenses	1,592	-
Federal and Other state net operating loss	202	119
Deferred compensation	740	956
Investment in partnerships	-	1,578
Other	910	574
Total deferred tax assets	5,954	7,942
Deferred tax liabilities:
Investment in partnerships	(1,186)	(690)
Repurchase of Company's debt at market discount	(198)	(640)
Net unrealized capital gains/losses	(804)	(799)
Accrued compensation and related expenses	-	(1,716)
Other	-	(27)
Total deferred tax liabilities	(2,188)	(3,872)

Net deferred tax asset before valuation allowance	3,766	4,070

Valuation allowance	-	-

Net deferred tax (liability) asset	$3,766	$4,070

As of December 31, 2017, JMP Group Inc. has state NOL carry forwards totaling approximately $7.0 million and $1.0 million post-apportioned which expire in 2034. The Company also has California Enterprise Zone credits totaling $0.4 million which expire between 2023 and 2026. Management believes that the federal and state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences over the next two years.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which included a broad range of tax reform proposals. The Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) expresses views of the staff regarding application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act was signed into law. The Company has made reasonable assessments under SAB 118 in accounting for certain effects of tax reform. As a result, the Company revalued its deferred tax assets as at December 31, 2017 at the reduced corporate federal tax rate of 21 percent, resulting in income tax expense of $1.4 million. However, the provisional impacts may be refined over the prescribed measurement period.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory tax rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	1.11%	6.93%	1.10%
Change in New York State and City allowance valuation	0.00%	-23.45%	3.83%
Adjustment for permanent items (HCAP Advisors non-controlling interest)	0.00%	-8.72%	-5.71%
Adjustment for other permanent items	-0.99%	2.09%	1.59%
Adjustment for PTP investment income	-35.34%	-175.90%	-72.08%
Deferred tax asset written off related to options and RSUs	0.00%	0.00%	3.11%
Adjustment for prior year taxes	0.00%	1.58%	3.94%
California state enterprise zone tax credit	0.00%	-1.70%	1.13%
PTP asset transfer gain	0.00%	0.00%	32.22%
Change in corporate tax rate	-13.80%	0.00%	0.00%
Effective tax rate	-15.00%	-165.17%	3.13%

The increase in the effective tax rate for the year ended December 31, 2017 compared to the same period in 2016 was primarily attributable to the change in corporate tax rate and the revaluation of deferred tax assets at the reduced corporate federal tax rate. The loss attributed to JMP Investment Holdings of $12.1 million resulted in an increase in the effective tax rate as the loss incurred by the pass through entity cannot be applied to offset income of the corporate entity. The effective tax rate is calculated on a consolidated level using tax expense related to the corporate subsidiaries (excluding JMP Investment Holdings LLC) divided by consolidated pre-tax income including JMP Investment Holdings LLC.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The Company filed income tax returns with the federal government and various state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations for years prior to 2014.  As of December 31, 2017, the total reserve balance including interest and penalties was $0.1 million.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, and New York under various operating leases. Occupancy expense was $4.4 million for the year ended December 31, 2017, $3.9 million for the year ended December 31, 2016, and $3.7 million for the year ended December 31, 2015. The Company recorded sublease income of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2017, 2016, and 2015.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future commitments of these leases are:

(In thousands)	December 31, 2017
2018	$4,841
2019	4,228
2020	2,858
2021	2,847
2022	2,717
Thereafter	7,653
Commitment and Contingent Liability	$25,144

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At December 31, 2017 and 2016, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements. At both December 31, 2017 and 2016, the Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $49.1 million and $20.7 million as of December 31, 2017 and 2016, respectively. The Company had sold unfunded commitments of $34.0 million as of December 31, 2016, related to commitments sold but not yet closed in CLO I. $2.9 million of the unfunded commitments as of December 31, 2016, relate to commitments traded but not yet closed in CLO II. $13.9 million and $7.8 million of the unfunded commitments as of December 31, 2017 and 2016, respectively, relate to commitments traded but not yet closed in CLO III. $15.8 million of the unfunded commitments as of December 31, 2017 relate to commitments traded but not yet closed in CLO IV. $17.3 million of the unfunded commitments as of December 31, 2017 relate to commitments traded but not yet closed in CLO V. The Company determined the fair value of the sold unfunded commitments, not yet settled, to be $49.2 million as of December 31, 2017, using the average market bid and ask quotation obtained from a loan pricing service. The Company determined the fair value of the unfunded commitments to be $18.5 million as of December 31, 2016, using the average market bid and ask quotation obtained from a loan pricing service.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $37.3 million and $29.7 million, which were $35.9 million and $28.6 million in excess of the required net capital of $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.58 to 1 and 0.56 to 1 at December 31, 2017 and 2016, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in most of such affiliated entities. As of December 31, 2017 and 2016, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $24.1 million and $27.8 million, respectively, which consisted of investments in hedge and other private funds of $14.7 million and $17.3 million, respectively, and an investment in HCC common stock of $9.4 million and $10.5 million, respectively. Base management fees earned from these affiliated entities were $15.5 million, $16.2 million, and $15.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Also, the Company earned incentive fees of $2.5 million, $10.6 million, and $9.4 million from these affiliated entities for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, the Company had incentive fees receivable from these entities of $0.4 million and $0.5 million, respectively. As of December 31, 2016, the Company had a receivable of $7.8 million, due to the redemption of HTP which closed on December 31, 2017.

In October 2015, the Company entered into a $5.0 million commitment to invest in a general partner, which manages real estate equity investments. The Company recognized its investment using the equity method, with related gains recognized in principal transactions. On September 15, 2016, the Company sold the entire investment to JMPRP.

 On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan to an affiliate. As of December 31, 2017, the Company’s loan outstanding to this entity was $2.4 million. The Company determined the fair value of loans held for investment to be $2.9 million as of December 31, 2017, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On December 2, 2015, the Company made a $12.8 million investment in a fund, which acquires buildings and land for the purpose of holding, selling and managing the properties. The Company recognizes its investment using the equity method, with related gains recognized in principal transactions. On September 26, 2016, the Company sold 21.6% of this investment to JMPRP, resulting in a $0.4 million gain. In the years ended December 31, 2017 and 2016, the Company received distributions of $1.0 million and $3.5 million, respectively, and recognized losses related to equity method income of $7.0 million and gains related to equity method income of $1.0 million, respectively. As of December 31, 2017 and 2016, the carrying value of this investment was $2.8 million and $10.8 million, respectively. Summarized financial information as of and for the years ended December 31, 2017 and 2016, is presented in footnote 21.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2017 had settled with no resulting material liability to the Company. For the years ended December 31, 2017, 2016 and 2015, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2017.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $1.0 million as of December 31, 2016. In addition the Company had unfunded commitments to lend to a borrower. See Note 14 for description of the Company's unfunded commitments to lend as of December 31, 2017 and 2016.

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

Management uses Operating Net Income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss reserves on the CLOs; (vii) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs; (viii) reverses one-time expenses associated with the contribution of assets in CLO II to CLO IV and redemption of senior notes due in 2021, and (ix) reverses one-time transaction costs related to the refinancing of the debit issued by CLO III. These charges may otherwise obscure the company’s operating income and complicate an assessment of the company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the years ended December 31, 2017, 2016, and 2015 was prepared using the following methodology:

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

•

Assets directly associated with each segment are allocated to the respective segment. One exception in depreciable assets, which are held at the Corporate segment. The associated depreciation is allocated to the related segment.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2017		2016		2015
Broker-Dealer
Non-interest revenues	$98,469		$79,114		$89,828
Total net revenues after provision for loan losses	$98,469		$79,114		$89,828
Non-interest expenses	87,572		77,231		84,865
Segment operating pre-tax net income	$10,897		$1,883		$4,963
Segment assets	$82,790		$65,709		$84,161
Asset Management
Non-interest revenues	$19,888		$27,830		$29,205
Total net revenues after provision for loan losses	$19,888		$27,830		$29,205
Non-interest expenses	19,699		25,256		25,097
Segment operating pre-tax net income	$189		$2,574		$4,108
Segment assets	$29,729		$27,013		$28,763
Corporate
Non-interest revenues	$7,456		$22,030		$6,816
Net Interest Income	3,466		7,620		11,975
Gain on repurchase/early retirement of debt	210		-		-
(Provision) reversal for loan losses	(2,543)		(876)		700
Total net revenues after provision for loan losses	$8,589		$28,774		$19,491
Non-interest expenses	14,505		25,087		15,714
Segment operating pre-tax net income (loss)	$(5,916)		$3,687		$3,777
Segment assets	$1,283,781		$1,363,238		$1,505,198
Eliminations
Non-interest revenues	$(3,436)		$(5,561)		$(5,912)
Total net revenues after provision for loan losses	$(3,436)		$(5,561)		$(5,912)
Non-interest expenses	(3,429)		(5,561)		(5,912)
Segment operating pre-tax net loss	$(7)		$-		$-
Segment assets	$(319,673)		$(330,130)		$(340,621)
Consolidating adjustments and reconciling items
Non-interest revenues	$(8,978)	(a)	$(844)	(a)	$1,336	(a)
Net interest income	3,991	(b)	6,374	(b)	9,086	(b)
Loss on repurchase/early retirement of debt	(6,317)		-		-
Provision for loan losses	(1,820)		(710)		(1,790)
Total net revenues after provision for loan losses	$(13,124)		$4,820		$8,632
Non-interest expense	3,666	(c)	10,150	(c)	14,468	(c)
Non-controlling interest	2,512		4,536		6,999
Segment operating pre-tax net loss	$(19,302)	(d)	$(9,866)	(d)	$(12,835)	(d)
Total Segments
Non-interest revenues	$113,399		122,569		121,273
Net interest income	7,457		13,994		21,061
Loss on repurchase/early retirement of debt	(6,107)		-		-
(Provision) reversal for loan losses	(4,363)		(1,586)		(1,090)
Total net revenues after provision for loan losses	$110,386		134,977		141,244
Non-interest expenses	122,013		132,163		134,232
Non-controlling interest expense	2,512		4,536		6,999
Segment pre-tax net income (loss)	$(14,139)		$(1,722)		$13
Total assets	$1,076,626		$1,125,830		$1,277,501

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

(c)	Non-interest expense adjustments relate to reversals of share-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.
(d)	Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Operating net income	$4,358	$10,460	$12,255
Addback (Subtract) of Segment Income tax expense (benefit)	805	(2,316)	593
Total Segments adjusted operating pre-tax net income	$5,136	$8,144	$12,848
Subtract (Add back)
Share options	(334)	1,253	2,235
Compensation expense - RSUs	954	746	1,606
Deferred compensation program accounting adjustment	457	4,788	6,972
Early retirement of debt	6,499	-	-
Net unrealized loss/ (gain) on strategic equity investments and warrants.	2,113	(1,540)	878
General loan loss reserve for CLO II and CLO III	1,377	240	1,144
Unrealized loss - real estate-related depreciation and amortization	7,645	4,241	-
Amortization of intangible assets	276	138	-
CLO Refinancing and accelerated expenses	315	-	-
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(14,139)	$(1,722)	$13

Income tax expense (benefit)	1,744	(4,648)	221
Consolidated Net Income (loss) attributable to JMP Group LLC	$(15,883)	$2,926	$(208)

21. Summarized financial information for equity method investments

              The tables below present summarized financial information of the hedge funds and private equity funds which the Company accounts for under the equity method. The financial information below represents 100% of the net assets, net realized and unrealized gains (losses) and net investment income (loss) of such funds as of the dates and for the periods indicated.

	As of December 31,
(in thousands)	2017	2016
	Net Assets	Net Assets
Harvest Small Cap Partners	$227,360	$296,404
Harvest Agriculture Select	22,330	22,796

(in thousands)	Year Ended December 31,
	2017		2016
	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)	Net Realized and Unrealized Gains (Losses)	Net Investment Income (Loss)
Harvest Small Cap Partners	$(4,566)	$(17,025)	$56,906	$(20,447)
Harvest Agriculture Select	2,488	(213)	(697)	(248)
Harvest Technology Partners (1)	-	-	174	(154)
Harvest Financial Partners (1)	-	-	204	(228)

(1)Harvest Technology Partners and Harvest Financial Partners were liquidated on December 31, 2016 and August 30, 2016, respectively.

              The Company had a significant investment in real estate entities as of December 31, 2017 and 2016. Summarized combined consolidated financial information as of and for the years ended December 31, 2017 and 2016, is presented as follows:

	As of December 31,
(in thousands)	2017	2016

Real estate properties, net	$1,039,116	$1,054,968
Total assets	1,213,077	1,260,490

Mortgages and other loan payables, net	1,033,122	1,008,073
Redeemable preferred equity, net	109,269	99,585
Total liabilities	1,199,878	1,150,929

Total equity	13,199	109,561
Total liabilities and equity	$1,213,077	$1,260,490

Total revenue	$188,092	$82,757
Operating income	19,617	8,629
Net loss	$(71,730)	$(24,790)

22. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from these VIEs consists of equity investments and receivables as follows:

	As of December 31,
(in thousands)	2017	2016

Investments	$8,226	$15,213
Receivables	262	1,072
Total	$8,488	$16,285

23. Condensed Consolidating Financial Statements

JMP Group Inc., a 100% owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s Senior Notes. In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

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

	As of December 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$951	$4,819	$12,681	$67,143	$-	$85,594
Restricted cash and deposits	-	1,471	-	50,256	-	51,727
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	9,567	-	9,567
Marketable securities owned, at fair value	-	-	9,464	11,456	(95)	20,825
Incentive fee receivable	-	-	-	415	(2)	413
Other investments	-	3,101	11,543	13,340	-	27,984
Loans held for investment, net of allowance for loan losses	-	-	4,233	79,715	-	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	765,583	-	765,583
Interest receivable	-	4	165	2,090	-	2,259
Fixed assets, net	-	-	-	2,322	-	2,322
Other assets	(4,603)	132,931	(8,787)	64,075	(157,212)	26,404
Investment in subsidiaries	226,894	70,775	127,325	-	(424,994)	0
Total assets	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$7,919	$-	$7,919
Accrued compensation	-	150	-	42,981	-	43,131
Asset-backed securities issued	-	-	-	738,248	-	738,248
Interest payable	-	1,109	-	5,403	-	6,512
Note payable	137,603	-	-	17,762	(155,365)	-
CLO V Warehouse Facility	-	-	-	61,250	-	61,250
Bond payable	-	93,198	-	-	(95)	93,103
Other liabilities	1,193	5,710	-	11,123	(1,742)	16,284
Total liabilities	$138,796	$100,167	$-	$884,686	$(157,202)	$966,447

Total members' (deficit) equity	84,446	112,934	141,955	182,313	(425,313)	96,335
Nonredeemable Non-controlling Interest	$-	$-	$14,669	$(1,037)	$212	$13,844
Total equity	$84,446	$112,934	$156,624	$181,276	$(425,101)	$110,179
Total liabilities and equity	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626

	As of December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$255	$1,763	$5,060	$78,414	$-	$85,492
Restricted cash and deposits	-	1,471	-	226,185	-	227,656
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	5,681	-	5,681
Marketable securities owned, at fair value	-	-	10,877	8,317	(472)	18,722
Incentive fee receivable	-	-	-	499	-	499
Other investments	-	5,126	9,838	17,905	-	32,869
Loans held for sale	-	-	-	32,488	-	32,488
Loans held for investment, net of allowance for loan losses	-	-	-	1,930	-	1,930
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	654,127	-	654,127
Interest receivable	-	-	72	3,429	(72)	3,429
Collateral posted for derivative transaction	-	-	-	25,000	-	25,000
Fixed assets, net	-	-	-	3,143	-	3,143
Other assets	(1,045)	149,847	(8,957)	49,183	(154,234)	34,794
Investment in subsidiaries	252,486	74,166	117,537	-	(444,189)	-
Total assets	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830
						-
Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$4,747	$-	$4,747
Accrued compensation	90	150	-	35,918	-	36,158
Asset-backed securities issued	-	-	-	825,854	-	825,854
Interest payable	-	1,506	-	4,811	-	6,317
Note payable	137,603	-	-	15,000	(152,603)	-
Bond payable	-	92,258	-	-	(473)	91,785
Other liabilities	1,520	25,938	313	(502)	(1,594)	25,675
Total liabilities	$139,213	$119,852	$313	$885,828	$(154,670)	$990,536
						-
Total members' (deficit) equity	112,483	112,521	117,532	221,350	(444,509)	119,377
Nonredeemable Non-controlling Interest	$-	$-	$16,582	$(877)	$212	$15,917
Total equity	$112,483	$112,521	$134,114	$220,473	$(444,297)	$135,294
Total liabilities and equity	$251,696	$232,373	$134,427	$1,106,301	$(598,967)	$1,125,830

	For the Year Ended December 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$77,322	$-	$77,322
Brokerage	-	-	-	21,129	-	21,129
Asset management fees	-	-	-	18,212	(163)	18,049
Principal transactions	-	(440)	(710)	(5,287)	-	(6,437)
Loss on sale, payoff and mark-to-market of loans	-	-	-	797	-	797
Net dividend income	-	4	1,116	68	-	1,188
Other income	-	-	-	1,351	-	1,351
Equity earnings of subsidiaries	(8,411)	6,386	2,106	-	(81)	-
Non-interest revenues	(8,411)	5,950	2,512	113,592	(244)	113,399

Interest income	1,633	4,561	653	42,418	(8,106)	41,159
Interest expense	(4,555)	(9,464)	-	(27,789)	8,106	(33,702)
Net interest income	(2,922)	(4,903)	653	14,629	-	7,457

Gain (loss) repurchase/early retirement of debt	210	(775)	-	(5,542)	-	(6,107)
Provision for loan losses	-	-	-	(4,363)	-	(4,363)

Total net revenues after provision for loan losses	(11,123)	272	3,165	118,316	(244)	110,386

Non-interest expenses
Compensation and benefits	1,854	4,096	(47)	84,698	-	90,601
Administration	543	460	144	6,480	(163)	7,464
Brokerage, clearing and exchange fees	-	-	-	3,209	-	3,209
Travel and business development	107	-	-	3,927	-	4,034
Communications and technology	2	9	-	4,297	-	4,308
Occupancy	-	-	-	4,418	-	4,418
Professional fees	2,247	329	2	1,829	-	4,407
Depreciation	-	-	-	1,162	-	1,162
Other	-	76	420	1,914	-	2,410
Total non-interest expenses	4,753	4,970	519	111,934	(163)	122,013
Net income (loss) before income tax expense	(15,876)	(4,698)	2,646	6,382	(81)	(11,627)
Income tax expense (benefit)	-	(3,247)	-	4,991	-	1,744
Net income (loss)	(15,876)	(1,451)	2,646	1,391	(81)	(13,371)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	2,318	194	-	2,512
Net income (loss) attributable to JMP Group LLC	$(15,876)	$(1,451)	$328	$1,197	$(81)	$(15,883)

	For the Year Ended December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$55,353	$-	$55,353
Brokerage	-	-	-	23,755	-	23,755
Asset management fees	-	-	-	27,185	(394)	26,791
Principal transactions	-	1,337	5,541	9,304	-	16,182
Loss on sale, payoff and mark-to-market of loans	-	-	-	(1,918)	-	(1,918)
Net dividend income	-	-	966	33	-	999
Other income	-	-	87	1,320	-	1,407
Equity earnings of subsidiaries	10,823	(2,484)	18,257	-	(26,596)	-
Non-interest revenues	10,823	(1,147)	24,851	115,032	(26,990)	122,569

Interest income	1,478	4,557	681	48,655	(8,587)	46,784
Interest expense	(4,555)	(9,098)	-	(27,724)	8,587	(32,790)
Net interest income	(3,077)	(4,541)	681	20,931	-	13,994

Provision for loan losses	-	-	-	(1,586)	-	(1,586)

Total net revenues after provision for loan losses	7,746	(5,688)	25,532	134,377	(26,990)	134,977

Non-interest expenses
Compensation and benefits	2,178	3,725	2,355	92,975	-	101,233
Administration	476	497	235	6,210	(394)	7,024
Brokerage, clearing and exchange fees	-	-	-	3,110	-	3,110
Travel and business development	132	-	-	4,639	-	4,771
Communications and technology	5	10	-	4,157	-	4,172
Occupancy	-	-	-	3,901	-	3,901
Professional fees	2,028	494	12	1,865	-	4,399
Depreciation	-	-	-	1,280	-	1,280
Other	-	8	138	2,127	-	2,273
Total non-interest expenses	4,819	4,734	2,740	120,264	(394)	132,163
Net income (loss) before income tax expense	2,927	(10,422)	22,792	14,113	(26,596)	2,814
Income tax expense (benefit)	-	(2,607)	-	(2,041)	-	(4,648)
Net income (loss)	2,927	(7,815)	22,792	16,154	(26,596)	7,462
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	3,815	721	-	4,536
Net income (loss) attributable to JMP Group LLC	$2,927	$(7,815)	$18,977	$15,433	$(26,596)	$2,926

	For the Year Ended December 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$(15,876)	$(1,451)	$2,646	$1,391	$(81)	$(13,371)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	-	-	-	176	-	176
Provision for loan losses	-	-	-	4,363	-	4,363
Accretion of deferred loan fees	-	-	-	(2,281))	-	(2,281))
Amortization of liquidity discount, net	-	-	(19)	905	-	886
Amortization of debt issuance costs	-	421	-	-	-	421
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	1,133	-	1,133
Loss (gain) on sale and payoff of loans	-	-	-	(797)	-	(797)
Gain on repurchase of asset-backed securities issued	-	775	-	5,332	-	6,107
Change in other investments:
Income from investments in equity method investees	-	409	-	5,951		6,360
Fair value	-	32	(995)	(930)	-	(1,893)
Change in TRS	-	-	-	412	-	412
Realized gain on other investments	-	-	-	446	-	446
Depreciation and amortization of fixed assets	-	-	-	1,162	-	1,162
Stock-based compensation expense	2,955	-	-	-	-	2,955
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	-	(4)	(93)	1,336	(69)	1,170
Decrease (increase) in receivables	-	-	60	(4,036)	-	(3,976)
Decrease (increase) in marketable securities	-	-	1,413	(3,139)	(377)	(2,103)
Increase in restricted cash (excluding restricted cash reserved for lending activities)	-	-	-	(2,594)	-	(2,594)
Decrease (increase) in deposits and other assets	3,556	15,674	(7,831)	(15,114)	2,992	(723)
Decrease in marketable securities sold, but not yet purchased	-	-	-	3,172	-	3,172
Increase (decrease) in interest payable	-	(397)	-	592	-	195
Increase (decrease) in accrued compensation and other liabilities	(407)	(18,986)	(313)	19,051	(78)	(733)
Net cash (used in) provided by operating activities	$(9,772)	$(3,527)	$(5,132)	$16,531	$2,387	$487

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(341)	-	(341)
Investment in subsidiary	25,592	3,391	(9,788)	-	(19,195)	-
Purchases of other investments	-	(861)	(1,251)	(4,250)	-	(6,362)
Sales of other investments	-	2,445	8,711	3,428	-	14,584
Funding of loans collateralizing asset-backed securities issued	-	-	-	(507,556)	-	(507,556)
Funding of loans held for investment	-	-	(5,855)	(81,972)	5,855	(81,972)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	354,441	(5,867)	348,574
Sale of loans held for investment	-	-	-	1,000	-	1,000
Sale of participating interest in loans held for investment	-	-	-	1,030	-	1,030
Sale of loans held for sale	-	-	-	31,199	-	31,199
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	41,001	-	41,001
Principal receipts on loans held for investment	-	-	1,071	630	-	1,701
Principal receipts on loans held for sale	-	-	-	1,784	-	1,784
Net change in cash collateral posted for derivative transactions	-	-	-	25,000	-	25,000
Net change in restricted cash reserved for lending activities	-	-	-	178,523	-	178,523
Net cash provided by (used in) investing activities	$25,592	$4,975	$(7,112)	$43,917	$(19,207)	$48,165

Cash flows from financing activities:
Proceeds from CLO V warehouse facility	-	-	-	61,250	-	61,250
Proceeds from bond issuance	-	50,000	-	-	-	50,000
Proceeds from asset backed securities issued	-	-	-	408,394	-	408,394
Payments of debt issuance costs	-	(1,964)	-	-	-	(1,964)
Repayment of note payable	-	-	-	2,762	(2,762)	-
Repurchase of bonds payable	-	(48,292)	-	-	378	(47,914)
Repayment of asset-backed securities issued	-	-	-	(503,617)	-	(503,617)
Distributions and dividend equivalents paid on common shares and RSUs	(7,770)	-	-	-	-	(7,770)
Purchases of shares of common stock for treasury	(2,084)	-	-	-	-	(2,084)
Capital contributions of parent	(5,010)	1,864	24,095	(40,153)	19,204	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	92	-	92
Distributions to non-controlling interest shareholders	-	-	(4,230)	(447)	-	(4,677)
Employee taxes paid on shares withheld for tax-withholding purposes	(1,478)	-	-	-	-	(1,478)
Proceeds from exercise of stock options	1,218	-	-	-	-	1,218
Net cash provided by (used in) financing activities	$(15,124)	$1,608	$19,865	$(71,719)	$16,820	$(48,550)
Net increase (decrease) in cash and cash equivalents	696	3,056	7,621	(11,271)	-	102
Cash and cash equivalents, beginning of period	255	1,763	5,060	78,414	-	85,492
Cash and cash equivalents, end of period	$951	$4,819	$12,681	$67,143	$-	$85,594

	For the Year Ended December 31, 2016
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net income (loss)	$2,927	$(7,815)	$22,792	$16,154	$(26,596)	$7,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	-	-	1,586	-	1,586
Accretion of deferred loan fees	-	-	-	(2,351)	-	(2,351)
Amortization of liquidity discount, net	-	-	-	(146)	-	(146)
Amortization of debt issuance costs	-	433	-	-	-	433
Amortization of original issue discount, related to CLO II and CLO III	-	-	-	2,431	-	2,431
Interest paid in kind	-	-	-	(53)	-	(53)
Loss (gain) on sale and payoff of loans	-	-	-	1,918	-	1,918
Gain on repurchase of asset-backed securities issued	-		(87)	-	-	(87)
Change in other investments:	-	-
Income from investments in equity method investees	-	-		(2,200)		(2,200)
Fair value	-	(1,337)	397	2,001	-	1,061
Change in TRS	-	-	-	(3,064)	-	(3,064)
Realized gain on other investments	-	-	(4,425)	(3,578)	-	(8,003)
Depreciation and amortization of fixed assets	-	-	-	1,280	-	1,280
Stock-based compensation expense	-	-	-	5,761	-	5,761
Deferred income taxes	-	(10,128)	-	(320)	-	(10,448)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	-	-	(6)	59	138	191
Decrease (increase) in receivables	-	-	-	11,311	(50)	11,261
Increase in marketable securities	-	-	(2,496)	11,882	385	9,771
(Increase) decrease in restricted cash (excluding restricted cash reserved for lending activities)	-	(348)	-	1,398	-	1,050
(Increase) decrease in deposits and other assets	(92)	4,741	8,235	(26,790)	16,524	2,618
Increase in marketable securities sold, but not yet purchased	-	-	-	(8,537)	-	(8,537)
Increase (decrease) in interest payable	-	-	-	1,006	(66)	940
Increase (decrease) in accrued compensation and other liabilities	310	2,021	313	(4,775)	(1,865)	(3,996)
Net cash used in operating activities	$3,145	(12,433)	24,723	4,973	(11,530)	8,878

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(494)	-	(494)
Investment in subsidiary	(7,687)	(2,627)	(8,392)	-	18,706	-
Purchases of other investments	-	(3,642)	(3,105)	(2,881)	2,073	(7,555)
Sales of other investments	-	6,556	29,768	12,331	(2,073)	46,582
Funding of loans collateralizing asset-backed securities issued	-	-	-	(304,606)	-	(304,606)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	519,063	-	519,063
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	68,030	-	68,030
Principal receipts on loans held for investment	-	-	-	274	-	274
Net change in restricted cash reserved for lending activities	-	-	-	(176,134)	-	(176,134)
Cash and cash equivalents derecognized due to adoption of new consolidation guidance	-	-	-	-	-	-
Net cash provided by (used in) investing activities	$(7,687)	$287	$18,271	$115,583	$18,706	$145,160

Cash flows from financing activities:
Repayment of note payable	-	-	-	15,000	(15,000)	-
Repurchase of bonds payable	-	-	-	-	(385)	(385)
Repayment of asset-backed securities issued	-	-	-	(106,800)	-	(106,800)
Distributions and dividend equivalents paid on common shares and RSUs	(8,362)	-	-	-	-	(8,362)
Purchases of shares of common stock for treasury	(4,155)	-	-	-	-	(4,155))
Capital contributions of parent	19,343	2,649	(25,039)	(5,162)	8,209	-
Distributions to non-controlling interest shareholders	-	-	(5,911)	(1,166)	-	(7,077)
Purchase of subsidiary shares from non-controlling interest holders	-	-	(8,209)	-	-	(8,209)
Employee taxes paid on shares withheld for tax-withholding purposes	(2,109)	-	-	-	-	(2,109)
Net cash provided by financing activities	$4,717	$2,649	$(39,159)	$(98,128)	$(7,176)	$(137,097)
Net increase (decrease) in cash and cash equivalents	175	(9,497)	3,835	22,428	-	16,941
Cash and cash equivalents, beginning of period	80	11,260	1,225	55,986	-	68,551
Cash and cash equivalents, end of period	$255	$1,763	$5,060	$78,414	$-	$85,492

24. Subsequent Events

On January 18, 2018 the Company announced that its board of directors declared cash distributions of $0.03 per share for the months of January, February and March, 2018. The January distribution will be paid on February 15, 2018, to shareholders of record as of January 31, 2018. The February distribution will be paid on March 15, 2018, to shareholders of record as of February 28, 2017. The March distribution will be paid on April 13, 2018, to shareholders of record as of March 29, 2018.

         On February 6, 2018 the Company granted approximately 260,000 RSUs to certain employees of the Company as part of the 2017 deferred compensation program. 50% of these units will vest on December 1, 2018 and the remaining 50% will vest on December 1, 2019, subject to the grantees’ continued employment through such dates.

25. Selected Quarterly Financial Data (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	JMP Group LLC
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total net revenues after provision for loan losses	$30,833	$32,029	$23,144	$24,380

Non-interest expenses:
Compensation and benefits	21,588	24,563	22,652	21,798
Other expenses	7,908	6,808	8,889	7,807
Total non-interest expenses	29,496	31,371	31,541	29,605

Income (loss) before income tax expense	1,337	658	(8,397)	(5,225)
Income tax expense (benefit)	1,913	1,113	(198)	(1,084)
Net income (loss)	(576)	(455)	(8,199)	(4,141)
Less: Net income attributable to non-controlling interest	800	780	335	597
Net income (loss) attributable to JMP Group LLC	(1,376)	(1,235)	(8,534)	(4,738)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.07)	$(0.06)	$(0.39)	$(0.22)
Diluted	$(0.07)	$(0.06)	$(0.39)	$(0.22)

	JMP Group LLC
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total net revenues after provision for loan losses	$36,024	$30,675	$29,723	$38,555

Non-interest expenses:
Compensation and benefits	30,960	22,167	20,681	27,425
Other expenses	7,623	7,503	7,956	7,848
Total non-interest expenses	38,583	29,670	28,637	35,273

Income (loss) before income tax expense	(2,559)	1,005	1,086	3,282
Income tax expense	(3,855)	(597)	(246)	50
Net income (loss)	1,296	1,602	1,332	3,232
Less: Net income attributable to the non-controlling interest	507	941	1,659	1,429
Net income (loss) attributable to JMP Group LLC	789	661	(327)	1,803

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.04	$0.03	$(0.02)	$0.08
Diluted	$0.04	$0.03	$(0.02)	$0.08

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), has evaluated the disclosure controls and procedures as of the end of the year covered by this Form 10-K, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management report on internal control over financial reporting is contained in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference.

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

The consolidated financial statements required to be filed in the Form 10-K are listed below. The required financial statements appear on pages 73 through 120 herein.

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

Date: March 27, 2018

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2018

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

4.4	Form of 8.00% Senior Note due 2023 (included as Exhibit A to Exhibit 4.3 above).

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

4.10	Indenture, dated as of June 29, 2017 among JMP Credit Advisors CLO IV Ltd., as Issuer, JMP Credit advisors CLO IV LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.10 to the Registrants current report on Form 8-k filed on July 3, 2017.

4.11	Fourth Supplemental Indenture dated as of November 28, 2017 among JMP Group Inc., JMP group LLC, JMP Investment Holdings LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-k filed on November 28, 2017).

4.12	Form of 7.25 Senior Note due 2027 and Notation of Guarantee (included as of Exhibits A + B to Exhibit 4.9 above)

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

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith