Form 10-Q
period 2018-03-31
JMP GROUP LLC
filed 2018-05-10
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of May 7, 2018: 21,560,756.

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

JMP Group LLC

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$47,858	$85,594
Restricted cash	70,419	51,727
Investment banking fees receivable	8,233	9,567
Marketable securities owned, at fair value	19,640	20,825
Other investments (includes $10,044 and $18,450 measured at fair value at March 31, 2018 and December 31, 2017, respectively)	17,033	27,984
Loans held for investment, net of allowance for loan losses	145,253	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	754,632	765,583
Interest receivable	2,439	2,259
Fixed assets, net	2,169	2,322
Other assets	34,142	26,817
Total assets	$1,101,818	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$6,280	$7,919
Accrued compensation	10,064	43,131
Asset-backed securities issued (net of debt issuance costs of $6,589 and $7,852 at March 31, 2018 and December 31, 2017, respectively)	735,058	738,248
Interest payable	6,043	6,512
Repurchase agreement	3,878	-
Notes payable	8,829	-
CLO V warehouse credit facility	112,800	61,250
Bond payable (net of debt issuance costs of $2,836 and $2,810 at March 31, 2018 and December 31, 2017, respectively)	93,069	93,103
Other liabilities	19,661	16,284
Total liabilities	995,682	966,447

Commitments and Contingencies (Footnote 13)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2018 and December 31, 2017; 21,547,792 and 21,729,079 shares outstanding at March 31, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	135,084	134,719
Treasury shares at cost, 1,232,260 and 1,050,973 shares at March 31, 2018 and December 31, 2017, respectively	(6,916)	(5,955)
Accumulated deficit	(34,773)	(32,452)
Total JMP Group LLC shareholders' equity	93,418	96,335
Nonredeemable Non-controlling Interest	12,718	13,844
Total equity	106,136	110,179
Total liabilities and equity	$1,101,818	$1,076,626

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	March 31, 2018	December 31, 2017

Restricted cash	$53,535	$43,050
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	754,693	765,583
Interest receivable	1,934	1,918
Other assets	316	568
Total assets of consolidated VIEs	$810,478	$811,119

Asset-backed securities issued	739,511	738,248
Interest payable	4,439	5,346
Other liabilities	2,701	1,221
Total liabilities of consolidated VIEs	$746,651	$744,815

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

JMP Group LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues
Investment banking	$20,662	$13,600
Brokerage	4,664	5,286
Asset management fees	6,425	5,911
Principal transactions	(3,620)	(1,893)
Gain (loss) on sale, payoff and mark-to-market of loans	(182)	847
Net dividend income	296	266
Other income	49	445
Non-interest revenues	28,294	24,462

Interest income	12,710	9,067
Interest expense	(9,702)	(8,095)
Net interest income	3,008	972

Gain (loss) on repurchase or early retirement of debt	(2,626)	210
Provision for loan losses	(1,465)	(1,266)
Total net revenues after provision for loan losses	27,211	24,378

Non-interest expenses
Compensation and benefits	24,261	21,798
Administration	2,233	1,819
Brokerage, clearing and exchange fees	777	759
Travel and business development	954	915
Communications and technology	1,062	1,053
Managed deal expense	1,566	-
Occupancy	1,117	1,111
Professional fees	1,905	1,162
Depreciation	264	311
Other	387	677
Total non-interest expenses	34,526	29,605
Net loss before income tax expense	(7,315)	(5,227)
Income tax benefit	(5,568)	(1,084)
Net loss	(1,747)	(4,143)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(1,464)	597
Net loss attributable to JMP Group LLC	$(283)	$(4,740)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.01)	$(0.22)
Diluted	$(0.01)	$(0.22)

Distributions declared per common share	$0.090	$0.090

Weighted average common shares outstanding:
Basic	21,666	21,573
Diluted	21,666	21,573

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179
Net income (loss)	-	-	-	-	(283)	(1,464)	(1,747)
Additional paid-in capital - share-based compensation	-	-	-	365	-	-	365
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,038)	-	(2,038)
Purchases of shares of common shares for treasury	-	-	(1,044)	-	-	-	(1,044)
Reissuance of shares of common shares from treasury	-	-	83	-	-	-	83
Distributions to non-controlling interest holders	-	-	-	-	-	(108)	(108)
Capital contributions from non-controlling interest holders	-	-	-	-	-	446	446
Balance, March 31, 2018	22,780	$23	$(6,916)	$135,084	$(34,773)	$12,718	$106,136

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(4,740)	597	(4,143)
Additional paid-in capital - share-based compensation	-	-	-	301	-	-	301
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,948)	-	(1,948)
Purchases of shares of common shares for treasury	-	-	(184)	-	-	-	(184)
Reissuance of shares of common shares from treasury	-	-	1,368	-	-	-	1,368
Distributions to non-controlling interest holders	-	-	-	-	-	(2,040)	(2,040)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, March 31, 2017	22,780	$23	$(6,608)	$136,246	$(15,487)	$14,566	$128,740

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,747)	$(4,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,465	1,266
(Gain) loss on sale and payoff of loans and mark-to-market of loans	182	(1,027)
Loss (gain) on repurchase or early retirement of debt	2,626	(210)
Change in other investments:
Income from investments in equity method investees	2,021	690
Fair value on other equity investments	318	1,462
Realized (gain) loss on other investments	278	(371)
Depreciation and amortization	251	278
Share-based compensation expense	448	780
Other	(79)	90
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	(180)	880
Decrease (increase) in receivables	1,413	(1,739)
Decrease (increase) in marketable securities	1,185	(1,836)
Decrease (increase) in deposits and other assets	1,077	(9,894)
Increase (decrease) in marketable securities sold, but not yet purchased	(1,639)	459
Decrease in interest payable	(469)	(548)
Decrease in accrued compensation	(33,067)	(27,638)
Increase in other liabilities	3,535	3,120
Net cash used in operating activities	(22,382)	(38,381)

Cash flows from investing activities:
Purchases of fixed assets	(111)	(31)
Purchases of other investments	(994)	(990)
Sales of other investments	768	6,612
Funding of loans collateralizing asset-backed securities issued	(72,642)	(50,122)
Funding of loans held for investment	(63,245)	-
Sale, payoff and Principal receipts of loans collateralizing asset-backed securities issued	82,909	128,471
Principal payments on loans held for investment	1,431	-
Net changes in cash collateral posted for derivative transactions	-	(940)
Net cash provided by (used in) investing activities	(51,884)	83,000

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of Repurchase Agreement	3,878	-
Proceeds from drawdowns on CLO V warehouse facility	51,550	-
Proceeds from drawdowns on line of credit	8,000	-
Proceeds from sale of note to affiliate	829	-
Payment of debt issuance costs	(1,837)	-
Repayment of asset-backed securities issued	(332,100)	(206,202)
Proceeds of issuance from asset-backed securities issued	327,646	-
Distributions and distribution equivalents paid on common shares and RSUs	(2,038)	(1,954)
Capital contributions of nonredeemable non-controlling interest holders	445	92
Proceeds from exercise of stock options	-	889
Purchase of shares of common shares for treasury	(1,044)	-
Distributions to non-controlling interest shareholders	(108)	(2,040)
Employee taxes paid on shares withheld for tax-withholding purposes	-	(184)
Net cash provided by (used in) financing activities	55,222	(209,399)
Net decrease in cash, cash equivalents, and restricted cash	(19,044)	(164,780)
Cash, cash equivalents, and restricted cash, beginning of period	137,321	313,148
Cash, cash equivalents, and restricted cash, end of period	$118,277	$148,368

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,171	$8,643
Cash paid during the period for taxes	$-	$2

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$83	$1,368
Distributions declared but not yet paid	$646	$650
Redemption of investments in hedge funds	$8,560	$-

See accompanying notes to condensed consolidated financial statements.

JMP Group LLC

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages two collateralized loan obligations (“CLO”) vehicles and one CLO warehouse. The Company completed a Reorganization Transaction in  January 2015 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly owned subsidiary of JMP Investment Holdings, which is a wholly owned subsidiary of JMP Group LLC.

Recent Transactions

      In February 2018, the Company closed a refinancing of the asset back securities issued by JMP Credit Advisors CLO III Ltd ("CLO III"), which lowered the weighted average cost of funds by 55 basis points and extended the reinvestment period for two years. In connection with the reset, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the three months ended March 31, 2018, there were no significant changes made to the Company’s significant accounting policies other than those described below. The accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard on January 1, 2018 using a modified retrospective approach. Accordingly, the new revenue standard was applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

Refer to Note 3, Recent Accounting Pronouncements, for additional information.

Securities Financing Arrangements

Securities sold under agreements to repurchase ("Repurchase Agreement") are reported as financing transactions, and thus the related payables are presented in the accompanying Statements of financial condition at the amounts at which the securities subsequently will be reacquired as specified in the respective agreements. Such amounts include accrued interest. The Company’s agreements with third parties specify their rights to request additional collateral.

3. Recent Accounting Pronouncements

Accounting Standards to be adopted in Future Periods

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in  June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 31, 2019. The Company is still in the process of determining the impact of the adoption of this standard.

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

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Sub-Topic - 825-10) was issued in February 2018 to address the questions raised by stakeholders to clarify the guidance issued in ASU 2016-01. The Financial Accounting and Standards Board amended the guidance on using the measurement alternative for equity securities without readily determinable fair value and clarifies the presentation requirements for entities that elect the fair value option. The amendments in the update are effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods beginning after June 15, 2018. The Company is currently evaluating the impact of the adoption of this standard.

Recently Adopted Accounting Guidance

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in May 2014, with subsequent amendments, to provide a more robust framework for addressing revenue issues, and to clarify the implementation guidance on principal versus agent considerations. The standard is effective for annual reporting periods beginning after December 15, 2017 and allows either a full retrospective or modified retrospective approach. The Company adopted this standard on January 1, 2018 using a modified retrospective approach. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expense. The new standard primarily impacts the presentation of our investment banking revenues, specifically our underwriting revenues, strategic advisory revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions are presented gross in the Consolidated Statements of Operations.

For the quarter ended March 31, 2018, there was no significant impact as a result of adoption of the new revenue standard to our consolidated financial statements. The new revenue standard primarily impacted the presentation of our investment banking revenue and expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

(in thousands)		Three months ended March 31, 2018
		As Reported	ASC 606 Impact	Pre-Adoption (1)
Revenues
	Investment banking	$20,662	$2,040	$18,622
	Total non-interest revenues	28,294	2,040	26,254
	Total net revenues after loan losses	27,211	2,040	25,171

Expenses
	Travel and business development	958	346	612
	Managed deal expenses	1,566	1,566	-
	Professional fees	1,905	128	1,777
	Total non-comp expenses	10,265	2,040	8,225
	Total expenses	34,526	2,040	32,486

(1)	Amounts reflect each impacted consolidated financial statement line item as they would have been reported under accounting principals generally accepted in the United States of America prior to the adoption of the new revenue standard.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in  January 2016. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. They require equity securities that are neither accounted by equity method nor consolidated to be measured at fair value with changes of fair values recognized as net income. Those equity securities that do not have readily determinable fair value  may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. In addition, the amendments simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment at each reporting period. This standard was effective for fiscal years beginning after  December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial statements.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), was issued in  August 2016 to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this standard are effective for fiscal years beginning after  December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

ASU 2016-16, Income Taxes (Topic 740), was issued in  October 2016 to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory and to reduce the complexity/cost in accounting standards. The Financial Accounting Standards Board decided to recognize the income tax consequences to intra-entity transfers when the transfer occurs. The amendment is effective for annual reporting periods beginning after  December 15, 2017 including interim reporting periods within those annual reporting periods. Early adoption is permitted and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The adoption of ASU 2016-16 did not have a material impact on the Company’s financial statements.

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after  December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-18 resulted in a decrease of cash provided by operating activities of $0.9 million and a decrease in cash provided by investing activities of $159.6 million for the quarter ended March 31, 2017.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2018 and December 31, 2017:

	At March 31, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$47,858	$47,858	$-	$-	$47,858
Restricted cash and deposits	70,419	70,419	-	-	70,419
Marketable securities owned	19,640	19,640	-	-	19,640
Other investments (1)	1,290	-	1,290	-	1,290
Other investments measured at net asset value (1)	8,754	-	-	-	-
Loans held for investment, net of allowance for loan losses	145,253	-	143,756	2,684	146,440
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	754,632	-	759,211	-	759,211
Total assets:	$1,047,846	$137,917	$904,257	$2,684	$1,044,858

Liabilities:
Marketable securities sold, but not yet purchased	$6,280	$6,280	$-	$-	$6,280
Repurchase agreement	3,878	-	3,878	-	3,878
Notes payable	8,829	-	8,829	-	8,829
Asset-backed securities issued	735,058	-	740,235	-	740,235
Bond payable	93,069	96,148	-	-	96,148
CLO V warehouse credit facility	112,800	-	112,800	-	112,800
Total liabilities:	$959,914	$6,280	$961,890	$-	$968,170

	At December 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,594	$85,594	$-	$-	$85,594
Restricted cash and deposits	51,727	51,727	-	-	51,727
Marketable securities owned	20,825	20,825	-	-	20,825
Receivable from clearing broker	6,801	6,801	-		6,801
Other investments (1)	10,226	-	10,226	-	10,226
Other investments measured at net asset value (1)	8,224	-	-	-	-
Loans held for investment, net of allowance for loan losses	83,948	-	80,956	3,342	84,298
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	-	766,298	-	766,298
Total assets:	$1,032,928	$164,947	$857,480	$3,342	$1,025,769

Liabilities:
Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919
Asset-backed securities issued	738,248	-	748,015	-	748,015
Bond payable	93,103	-	97,014	-	97,014
CLO V warehouse credit facility	61,250	-	61,250	-	61,250
Total liabilities:	$900,520	$7,919	$906,279	$-	$914,198

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Statements of Financial Condition.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

(In thousands)		March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$19,640	$19,640	$-	$-	$19,640
Other investments:
Investments in hedge funds managed by the Company	1,290	-	1,290	-	1,290
Investments in other funds managed by the Company (1)	4,453	-	-	-	-
Total investment in funds managed by the Company (1)	5,745	-	1,290	-	1,290
Limited partnership in investments in private equity/ real estate funds (1)	4,301	-	-	-	-
Total other investments	10,044	-	1,290	-	1,290
Total assets:	$29,684	$19,640	$1,290	$-	$20,930

Marketable securities sold, but not yet purchased	$6,280	$6,280	$-	$-	$6,280

Total liabilities:	$6,280	$6,280	$-	$-	$6,280

(In thousands)		December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$20,825	$20,825	$-	$-	$20,825
Other investments:
Investments in hedge funds managed by the Company	10,226	-	10,226	-	10,226
Investments in other funds managed by the Company (1)	4,463	-	-	-	-
Total investment in funds managed by the Company (1)	14,689	-	10,226	-	10,226
Limited partnership in investments in private equity/ real estate funds (1)	3,761	-	-	-	-
Total other investments	18,450	-	10,226	-	10,226
Total assets:	$39,275	$20,825	$10,226	$-	$31,051

Marketable securities sold, but not yet purchased	7,919	7,919	-	-	7,919

Total liabilities:	$7,919	$7,919	$-	$-	$7,919

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2018 and year ended December 31, 2017.

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

The Company determined the fair value of short-term debt, which includes notes payable, the repurchase agreement, and the CLO V warehouse credit facility, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

The Company determined the fair value of loans collateralizing asset-backed securities and loans held for investments identified as Level 2 assets primarily using the average market bid and ask quotation obtained from a loan pricing service. The valuations are received from a pricing service to which the Company subscribes. The pricing service's analysis incorporates comparable loans traded in the marketplace, the obligors industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decrease to the fair value measurement. The fair value of loans held for investment identified as Level 3 assets are determined using the discounted cash flow model using the treasury rate, loan interest rate, and an internally generated risk rate.

The Company determined the fair value of asset-backed securities issued based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

As of  March 31, 2018 and December 31, 2017, $8.8 million and $7.9 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Limited partner investments in private equity/real estate funds	Nonredeemable	N/A	$4,301	$3,761	$667	$1,235
Investment in other funds managed by the Company	Nonredeemable	N/A	$4,453	$4,173	$-	$-

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $0.9 million and $2.0 million as of December 31, 2017 and March 31, 2018, respectively.

Loans Held for Investment

 At March 31, 2018 and December 31, 2017, loans held for investment outside of the CLO portfolios were eight and ten, respectively. The Company reviews credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. In addition, as of March 31, 2018, the Company held $139.7 million of loans held for investment in the CLO V warehouse portfolio. The credit quality of the CLO V warehouse loans is evaluated in the same manner as the credit quality of loans collateralizing asset-backed securities issued.

There were no loans past due as of March 31, 2018 or March 31, 2017. A summary of activity in loan losses for the periods ended March 31, 2018 and 2017 is as follows:

(in thousands)	Three months ended March 31,
	2018		2017
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$(2,279)	$(494)	$(823)	$-
Provision for loan losses
Specific	(205)	-	(711)	-
General	-	(364)	-	-
Charge off	2,279	-	-	-
Balance, at the end of the period	$(205)	$(858)	$(1,534)	$-

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. The Company classified all of its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. $0.2 million and $ 1.4 million of recorded investment amount of loans issued were individually evaluated for impairment as of March 31, 2017 and December 31, 2017, respectively. The table below presents certain information pertaining to the loans on non-accrual status as of March 31, 2018 and December 31, 2017:

	Recorded Investment	Unpaid Principal	Related Allowance	Average recorded Investment	Interest Income Recognized
March 31, 2018
Impaired loans with an allowance recorded	$205	$205	$205	$205	$-
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$205	$205	$205	$205	$-

	Recorded Investment	Unpaid Principal	Related Allowance	Average recorded Investment	Interest Income Recognized
December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,379	$1,448	$391	$1,411	$32

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans held for investment at March 31, 2018 and December 31, 2017:

(In thousands)	Held for Investment - Cash Flow (CF)
	March 31,	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$-	$
Ba1 - Ba3	25,833	12,174
B1 - B3	113,738	64,170
Caa1 - Caa3	3,868	5,310
Not Rated	2,669	4,595
Total:	$146,108	$86,249

Internal rating (1) :
2	$139,815	$77,525
3	3,491	384
4	-	2,613
5	383	1,379
Not rated	2,419	4,348
Total:	$146,108	$86,249

Performance:
Performing	$146,093	$83,161
Non-performing	15	3,088
Total:	$146,108	$86,249

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

5. Loans Collateralizing Asset-backed Securities Issued

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 is as follows:

(In thousands)	Three Months Ended March 31,
	2018		2017
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(391)	$(6,533)	$(937)	$(5,603)
Provision for loan losses:
Specific reserve	(953)	-	(971)	-
General reserve	-	41	-	416
Charge off	135	-	-	-
Balance at end of period	$(1,209)	$(6,492)	$(1,908)	$(5,187)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of March 31, 2018 and December 31, 2017, $2.8 million and $1.4 million of the recorded investment amount in loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $759.5 million and $771.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at March 31, 2018 and December 31, 2017:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
Impaired loans with an allowance recorded	$2,789	$2,848	$1,209	$3,110	$9
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$2,789	$2,848	$1,209	$3,110	$9

December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$1,379	$1,448	$391	$1,411	$32

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at March 31, 2018 or December 31, 2017. During the year 2017, the Company had two loans which were modified in a troubled debt restructuring. The principal balances of the loans were reduced from $2.5 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and the interest rates on the loans were increased by 1.30% and 3.00% percent. In addition the Company received $0.4 million of cash and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured. The Company has no troubled debt restructures as of March 31, 2018.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at March 31, 2018 and December 31, 2017:

(In thousands)	Cash Flow Loans
	March 31,	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$4,492	$8,880
Ba1 - Ba3	151,790	134,061
B1 - B3	553,889	579,091
Caa1 - Caa3	50,280	50,475
Ca	1,905	-
Total:	$762,356	$772,507

Internal rating: (1)
2	$677,045	$692,198
3	68,810	70,217
4	11,927	8,713
5	4,574	1,379
Total:	$762,356	$772,507

Performance:
Performing	$759,567	$771,128
Non-Performing	2,789	1,379
Total:	$762,356	$772,507

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Debt

Bond Payable

(In thousands)	March 31, 2018	December 31, 2017

$46 million, 8.00%, issued in January 2013, due on January 15, 2023	$45,905	$45,905
$50 million, 7.25%, issued in November 2017, due on November 15, 2027	50,000	50,000
Total remaining principal	$95,905	$95,905
Less: Debt issuance costs	(2,836)	(2,810)
Total debt obligations	$93,069	$93,095

The $46 million 8% Senior Notes and the $50 million 7.25% Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The $46 million 8% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the $46 million 8% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $46 million 8% Senior Notes until the maturity of the Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both March 31, 2018 and December 31, 2017, the Company was in compliance with the debt covenants in the indentures.

      The future scheduled principal payments of the debt obligations were as follows:

(In thousands)	March 31, 2018

2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	95,905
Total	$95,905

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	March 31, 2018	December 31, 2017

$200 million CLO V Warehouse Credit Facility through July 31, 2018	$112,800	$61,250
$25 million, 4.50% as of March 31, 2018, JMP Holding Credit Agreement through July 29, 2018	8,000	-
$3.9 million, 2.99%, Repurchase Agreement through June 14, 2018	3,878	-
$20 million, JMP Securities Revolving LOC through June 6, 2018 (1)	-	-
Other	829	-
Total Credit Facilities	$125,507	$61,250

(1) The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The Company's Credit Agreement ("the Credit Agreement") dated as of August 3, 2016, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2018 and December 31, 2017, the Company was in compliance with the loan covenants. As of March 31, 2018 and December 31, 2017, the outstanding balance on the Credit Agreement was $8.0 million and zero, respectively. The $25 million line of credit will convert to a term loan after July 29, 2018, which will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities.

The net loans collateralizing asset-backed securities CLO V warehouse facility was $139.7 million and $76.8 million as of March 31, 2018 and December 31, 2017, respectively. The CLO V warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.375% until July 31, 2018, which marks the end of the revolving period on the facility. The facility has a 10 month amortization period after the revolving period in which the outstanding balances bear interest rate at LIBOR plus 2.30%.

On February 28, 2018, the Company entered into a Repurchase Agreement with BNP Paribas. In connection with the Agreement, BNP took custody of asset-back securities issued by CLO III that had a par-value of $4.5 million. The Repurchase Agreement specifies that a significant decline of the fair market value of the asset-backed securities would result in a call of additional cash collateral. As of March 31, 2018, the Repurchase Agreement had an outstanding balance of $3.9 million.

7. Asset-backed Securities Issued

 The table below sets forth the outstanding debt obligations of CLO III and CLO IV as of March 31, 2018 and December 31, 2017:

(In thousands)	As of March 31, 2018					As of December 31, 2017
	Outstanding Principal Balance	Interest Rate Spread to LIBOR			Weighted Average Remaining Maturity (years)	Outstanding Principal Balance	Interest Rate Spread to LIBOR			Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$513,750	1.37%	-	1.53%	10.56	$513,750	1.24%	-	1.37%	9.22
Class B Senior Secured Floating Rate Notes	95,700	1.90%	-	2.05%	10.56	95,700	1.80%	-	1.90%	9.26
Class C Senior Secured Deferrable Floating Rate Notes	49,500	2.65%	-	2.90%	10.55	49,500	2.60%	-	2.65%	9.18
Class D Senior Secured Deferrable Floating Rate Notes	46,350	4.15%	-	5.10%	10.53	46,350	3.90%	-	4.15%	9.14
Class E Senior Secured Deferrable Floating Rate Notes	40,800	6.80%	-	7.35%	10.55	40,800	6.80%	-	7.10%	9.21
Total secured notes sold to investors	$746,100					$746,100

Less: Debt issuance cost	(6,589)					(7,852)
Less: Repurchase of debt	(4,453)					-
Total CLOs asset-backed securities issued	$735,058					$738,248

         The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLOs loan portfolio and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. The subordinated notes are subordinated in right of payment to all other classes of notes and do not accrue interest.  Payment of interest on the Class C, Class D and Class E notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not available, interest on the Class C, Class D and Class E notes will be deferred. The secured notes are secured by the CLOs loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLOs loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests.

        As of March 31, 2018, future scheduled payments with respect to the debt obligations of the CLOs were as follows:

(In thousands)
As of March 31, 2018
2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	741,647
Total	$741,647

    The net loans collateralizing asset-backed securities for CLO III and CLO IV is $754.7 million and $765.6 million as of March 31, 2018 and December 31, 2017, respectively.

 8. Shareholders’ Equity

Share Repurchase Program

On February 13, 2017, with the previous authorization expired, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2017. On December 11, 2017, the board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018. During the three months ended March 31, 2018, the Company repurchased 195,875 of the Company’s shares, at an average price of $5.33 per share, for an aggregate purchase price of $1.0 million on the open market.

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

9. Share-Based Compensation

        On  January 27, 2015, the board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). The plan maintains authorization of the issuance of 4,000,000 shares, as originally approved by shareholders on April 12, 2007 and subsequently approved by shareholders on June 6, 2011. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that  may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury shares.

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,515,000	$6.55
Balance, end of period	2,515,000	$6.55

Options exercisable at end of period	2,515,000	$6.55

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2018:

March 31, 2018
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,515,000	1.27	$6.55	$-	2,515,000	1.27	$6.55	-

   The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of zero and $54 thousand for the three months ended March 31, 2018 and 2017, respectively.

   As of March 31, 2018, there was no unrecognized compensation expense related to share options.

   There were no share options exercised during the three months ended March 31, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options. The Company recognized current income tax benefits of $20 thousand from the exercise of share options during the quarter ended March 31, 2017.

   The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 6, 2018, the Company granted approximately 260,000 RSUs to certain employees of the Company as part of the 2017 deferred compensation program. 50% of these units will vest on December 1, 2018 and the remaining 50% will vest on December 1, 2019, subject to the grantees’ continued employment through such dates. On March 15, 2018, the Company granted approximately 67,000 RSUs to its independent directors. 25% of these units will vest on April 1, 2018,  July 1, 2018, October 1, 2018, respectively, and the remaining 25% will vest on January 1, 2019.

  The following table summarizes RSU activity for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	277,193	$5.60
Granted	327,617	5.19
Vested	(14,588)	6.00
Forfeited	(3,834)	5.70
Balance, end of period	586,388	$5.36

The aggregate fair value of RSUs vested during both the three months ended March 31, 2018 and 2017 were $88 thousand and $535 thousand, respectively. The income tax benefits realized from the vested RSUs were zero and $216 thousand, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2018 and 2017, the Company recorded compensation expenses related to RSU's of $0.4 million and $0.7 million, respectively.

For the quarters ended March 31, 2018 and 2017, the Company recognized income tax benefits of $58 thousand and $258 thousand, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2018, there was $2.0 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.25 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.54%, distribution yield of 9.60%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2018:

March 31, 2018
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise Prices			Number	Contractual	Exercise	Intrinsic
			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	1.75	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended March 31, 2018 and 2017, the Company recorded compensation benefit of $124 thousand and expense of $17 thousand, respectively.

For the three months ended March 31, 2018 and 2017, the Company recognized income tax benefit of zero and income tax expense of $6 thousand, respectively, related to the compensation expense recognized for SARs. As of March 31, 2018, there was no unrecognized compensation expense related to SARs.

10. Net Income per Common Share

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

The computations of basic and diluted net income per share for the quarters and three months ended March 31, 2018 and 2017 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2018	2017

Numerator:
Net income (loss) attributable to JMP Group, LLC	$(283)	$(4,740)

Denominator:
Basic weighted average shares outstanding	21,666	21,573

Effect of potential dilutive securities:
Restricted share units	-	-

Diluted weighted average shares outstanding	21,666	21,573

Net income (loss) per share
Basic	$(0.01)	$(0.22)
Diluted	$(0.01)	$(0.22)

Due to the net loss for both quarters ended March 31, 2018 and 2017, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.0 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

12. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership. The entity is taxed as a partnership for United States federal income tax purposes. The Company owns three intermediate holding subsidiaries, JMP Group Inc., JMP Asset Management Inc., and JMP Investment Holdings LLC. JMP Group Inc. and JMP Asset Management Inc. are wholly-owned corporate subsidiaries. The taxable income earned by these subsidiaries is subject to U.S. Federal and state income taxation. Taxable income earned by JMP Investment Holdings LLC, a wholly-owned non-corporate subsidiary, is not subject to U.S. federal and state corporate income tax. This taxable income is allocated to JMP Group LLCs partners.

For the three months ended March 31, 2018 and 2017, the Company recorded income tax benefit of $5.6 million and benefit of $1.1 million, respectively. The effective tax rates were 76.12% and 20.8% for the three months ended March 31, 2018 and 2017, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which included a broad range of tax reform proposals. The Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118) expresses views of the staff regarding application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”). The Company has made reasonable assessments under SAB 118 in accounting for certain effects of tax reform. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $1.1 million for both quarters ended March 31, 2018 and 2017.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease
Year ending December 31,	Commitments
2018	$4,848
2019	4,237
2020	2,858
2021	2,847
2022	2,717
Thereafter	7,653
Total Lease Commitments	$25,160

     In connection with its underwriting activities, JMP Securities  may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At both  March 31, 2018 and December 31, 2017, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker  may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both March 31, 2018 and December 31, 2017. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $136.7 million and $49.1 million as of March 31, 2018 and December 31, 2017, respectively. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $141.7 million and $49.2 million as of March 31, 2018 and December 31, 2017, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.2 million and $37.3 million, which were $25.2 million and $35.9 million in excess of the required net capital of $1.0 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 0.58 to 1 at March 31, 2018 and December 31, 2017, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of March 31, 2018 and December 31, 2017, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $15.2 million and $24.1 million, respectively, which consisted of investments in hedge and other private funds of $5.7 million and $14.7 million, respectively, and an investment in HCC common stock of $9.5 million and $9.4 million, respectively. Base management fees earned from these affiliated entities were $3.1 million and $4.0 million for the quarters ended March 31, 2018 and 2017. Also, the Company earned incentive fees of $ 3.4  million and $1.9 million, from these affiliated entities for the three months ended March 31, 2018 and 2017. The Company had incentive fees receivable from these affiliated entities of $0.2 million and $0.4 million for March 31, 2018 and December 31, 2017, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of March 31, 2018 and December 31, 2017, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of loans held for investment to be $2.4 million and $2.9 million as of March 31, 2018 and 2017, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of March 31, 2018, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.4 million as capital attributable to non-controlling interest upon execution and has allocated income on the investment based on the affiliates pro-rate share of ownership of the investment series of $13 thousand for the quarter ended March 31, 2018.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2018 and December 31, 2017 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2018 and 2017, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2018 or December 31, 2017.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $1.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 13 for description of the Company's unfunded commitments to lend as of March 31, 2018 and December 31, 2017.

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

Management uses operating net income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III; (iv) reverses depreciation and amortization expense related to commercial real estate investments; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss reserves on the CLOs, (vii) presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs, and (viii) reverses one-time transaction costs related to the refinancing of the debt issued by CLO III. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the quarters and three months ended March 31, 2018 and 2017 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2018		2017
Broker-Dealer
Non-interest revenues	$25,329		$18,890
Total net revenues after provision for loan losses	$25,329		$18,890
Non-interest expenses	22,916		18,561
Segment operating pre-tax net income	$2,413		$329
Segment assets	$59,619		$48,498
Asset Management
Non-interest revenues	$3,989		$5,311
Total net revenues after provision for loan losses	$3,989		$5,311
Non-interest expenses	5,020		5,095
Segment operating pre-tax net loss	$(1,031)		$216
Segment assets	$19,004		$17,581
Corporate
Non-interest revenues	$2,168		$3,289
Net interest income	2,127		15
Gain on repurchase/early retirement of debt	-		210
Provision for loan losses	(893)		(1,413)
Total net revenues after provision for loan losses	$3,402		$2,101
Non-interest expenses	6,447		5,284
Segment operating pre-tax net loss	$(3,045)		$(3,183)
Segment assets	$1,310,615		1,139,774
Eliminations
Non-interest revenues	$(979)		$(1,041)
Total net revenues after provision for loan losses	$(979)		$(1,041)
Non-interest expenses	(981)		(1,041)
Segment operating pre-tax net income	$2		$-
Segment assets	$(287,419)		$(324,665)
Consolidating adjustments and reconciling items
Non-interest revenues	$(2,213)	(a)	$(1,987)	(a)
Net interest income	881	(b)	957	(b)
Loss on repurchase/early retirement of debt	(2,626)		-
(Provision) reversal for loan losses	(572)		147
Total net revenues after provision for loan losses	$(4,530)		$(883)
Non-interest expenses	1,124	(c)	1,706	(c)
Non-controlling interest expense	(1,464)		597
Segment operating pre-tax net loss	$(4,190)	(d)	$(3,186)	(d)
Segment assets	$-		$-
Total Segments
Non-interest revenues	$28,294		$24,462
Net interest income	3,008		972
Gain (loss) repurchase/early retirement of debt	(2,626)		210
(Provision) reversal for loan losses	(1,465)		(1,266)
Total net revenues after provision for loan losses	$27,211		$24,378
Non-interest expenses	34,526		29,605
Non-controlling interest expense	(1,464)		597
Segment operating pre-tax net loss	$(5,851)		$(5,824)
Total assets	$1,101,818		$881,188

(a)	Non-interest revenue adjustments are comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund related revenues recognized upon consolidation of certain Harvest Funds.
(b)	The Net Interest Income adjustment is comprised of the non-cash net amortization of liquidity discounts at JMP Credit, due to scheduled contractual repayments, and amortization expense related to an intangible asset.
(c)	Non-interest expense adjustments relate to reversals of share-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.
(d)	Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended March 31,
	2018	2017
Operating net loss	$(1,631)	$(2,083)
Subtract of Segment income tax benefit	(30)	(555)
Total Segments adjusted operating pre-tax net income	$(1,661)	$(2,638)
Subtract (Add back)
Compensation expense - Share options	(97)	67
Compensation expense - RSUs	160	239
Deferred compensation program accounting adjustment	81	654
Net unrealized loss/ (gain) on strategic equity investments and warrants.	638	419
General loan loss reserve for the CLOs	329	(418)
Unrealized loss - real estate-related depreciation and amortization	1,628	2,156
CLO refinancing and accelerated expenses	64	-
Loss on early debt retirement	1,318	-
Gain on loan portfolio acquired	69	69
Total Consolidation Adjustments and Reconciling Items	4,190	3,186
Consolidated pre-tax net loss attributable to JMP Group LLC	(5,851)	(5,824)

Income tax benefit	(5,568)	(1,084)
Consolidated Net Loss attributable to JMP Group LLC	$(283)	$(4,740)

20. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from these VIEs consists of equity investments and receivables as follows:

	As of
(In thousands)	March 31, 2018	December 31, 2017
Investment	$6,125	$8,226
Receivables	46	262
Total	6,171	8,488

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

	As of March 31, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$512	$4,660	$3,592	$39,094	$-	$47,858
Restricted cash and deposits	-	1,471	-	68,948	-	70,419
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	8,233	-	8,233
Marketable securities owned, at fair value	-	-	9,529	10,206	(95)	19,640
Other investments	774	3,509	7,407	9,796	(4,453)	17,033
Loans held for investment, net of allowance for loan losses	-	-	3,097	142,156	-	145,253
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	754,632	-	754,632
Interest receivable	-	-	180	2,376	(117)	2,439
Fixed assets, net	-	-	-	2,169	-	2,169
Other assets	(5,667)	137,926	(7,356)	65,531	(156,292)	34,142
Investment in subsidiaries	224,087	71,969	125,267	-	(421,323)	-
Total assets	$219,706	$219,535	$141,716	$1,103,141	$(582,280)	$1,101,818

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$6,280	$-	$6,280
Accrued compensation	250	658	13	9,143	-	10,064
Asset-backed securities issued	-	-	-	739,511	(4,453)	735,058
Interest payable	-	1,240	5	4,915	(117)	6,043
Repurchase agreement	-	-	3,878	-	-	3,878
Not payable	137,603	-	-	25,763	(154,537)	8,829
CLO V warehouse credit facility	-	-	-	112,800	-	112,800
Bond payable	-	93,164	-	-	(95)	93,069
Other liabilities	3,013	5,575	-	12,722	(1,649)	19,661
Total liabilities	$140,866	$100,637	$3,896	$911,134	$(160,851)	$995,682

Total members' (deficit) equity	78,840	118,898	124,196	193,126	(421,642)	93,418
Nonredeemable Non-controlling Interest	$-	$-	$13,624	$(1,119)	$213	$12,718
Total equity	$78,840	$118,898	$137,820	$192,007	$(421,429)	$106,136
Total liabilities and equity	$219,706	$219,535	$141,716	$1,103,141	$(582,280)	$1,101,818

	As of December 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$951	$4,819	$12,681	$67,143	$-	$85,594
Restricted cash and deposits	-	1,471	-	50,256	-	51,727
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	9,567	-	9,567
Marketable securities owned, at fair value	-	-	9,464	11,456	(95)	20,825
Other investments	-	3,101	11,543	13,340	-	27,984
Loans held for investment, net of allowance for loan losses	-	-	4,233	79,715	-	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	765,583	-	765,583
Interest receivable	-	4	165	2,090	-	2,259
Fixed assets, net	-	-	-	2,322	-	2,322
Other assets	(4,603)	132,931	(8,787)	64,490	(157,214)	26,817
Investment in subsidiaries	226,894	70,775	127,325	-	(424,994)	-
Total assets	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$7,919	$-	$7,919
Accrued compensation	-	150	-	42,981	-	43,131
Asset-backed securities issued	-	-	-	738,248	-	738,248
Interest payable	-	1,109	-	5,403	-	6,512
CLO V warehouse credit facility	-	-	-	61,250	-	61,250
Bond payable	-	93,198	-	-	(95)	93,103
Other liabilities	138,796	5,710	-	28,885	(157,107)	16,284
Total liabilities	$138,796	$100,167	$-	$884,686	$(157,202)	$966,447

Total members' (deficit) equity	84,446	112,934	141,955	182,313	(425,313)	96,335
Nonredeemable Non-controlling Interest	$-	$-	$14,669	$(1,037)	$212	$13,844
Total equity	$84,446	$112,934	$156,624	$181,276	$(425,101)	$110,179
Total liabilities and equity	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626

	For the Three Months Ended March 31, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$20,662	$-	$20,662
Brokerage	-	-	-	4,664	-	4,664
Asset management fees	-	-	-	6,604	(179)	6,425
Principal transactions	(2,044)	(18)	(1,132)	(426)	-	(3,620)
Loss on sale, payoff and mark-to-market of loans	-	-	-	(182)	-	(182)
Net dividend income	1	3	270	22	-	296
Other income	-	-	-	49	-	49
Equity earnings of subsidiaries	3,807	71	(288)	-	(3,590)	-
Non-interest revenues	1,764	56	(1,150)	31,393	(3,769)	28,294

Interest income	372	1,141	292	12,974	(2,069)	12,710
Interest expense	(1,139)	(2,292)	(5)	(8,335)	2,069	(9,702)
Net interest income	(767)	(1,151)	287	4,639	-	3,008

Loss on repurchase or early retirement of debt	-	-	-	(2,626)	-	(2,626)
Reversal (provision) for loan losses	-	-	15	(1,480)	-	(1,465)

Total net revenues after provision for loan losses	997	(1,095)	(848)	31,926	(3,769)	27,211

Non-interest expenses
Compensation and benefits	412	841	48	22,960	-	24,261
Administration	131	137	22	2,122	(179)	2,233
Brokerage, clearing and exchange fees	-	-	-	777	-	777
Travel and business development	67	15	-	872	-	954
Managed Deal Expense	-	2	-	1,060	-	1,062
Communications and technology	-	-	-	1,566	-	1,566
Occupancy	-	-	-	1,117	-	1,117
Professional fees	672	84	-	1,149	-	1,905
Depreciation	-	-	-	264	-	264
Other	-	-	69	318	-	387
Total non-interest expenses	1,282	1,079	139	32,205	(179)	34,526
Net loss before income tax expense	(285)	(2,174)	(987)	(279)	(3,590)	(7,315)
Income tax expense (benefit)	-	(5,989)	-	421	-	(5,568)
Net income (loss)	(285)	3,815	(987)	(700)	(3,590)	(1,747)
Less: Net loss attributable to nonredeemable non-controlling interest	-	-	(1,045)	(419)	-	(1,464)
Net income (loss) attributable to JMP Group LLC	$(285)	$3,815	$58	$(281)	$(3,590)	$(283)

	For the Three Months Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$13,600	$-	$13,600
Brokerage	-	-	-	5,286	-	5,286
Asset management fees	-	-	-	5,951	(40)	5,911
Principal transactions	-	8	(396)	(1,505)	-	(1,893)
Gain on sale, payoff and mark-to-market of loans	-	-	-	847	-	847
Net dividend income	-	-	256	10	-	266
Other income	-	-	-	445	-	445
Equity earnings of subsidiaries	(2,766)	(284)	583	-	2,467	-
Non-interest revenues	(2,766)	(276)	443	24,634	2,427	24,462

Interest income	368	1,139	98	9,545	(2,083)	9,067
Interest expense	(1,139)	(2,274)	-	(6,765)	2,083	(8,095)
Net interest income	(771)	(1,135)	98	2,780	-	972

Gain on repurchase or early retirement of debt	210	-	-	-	-	210
Provision for loan losses	-	-	-	(1,266)	-	(1,266)

Total net revenues after provision for loan losses	(3,327)	(1,411)	541	26,148	2,427	24,378

Non-interest expenses
Compensation and benefits	535	646	247	20,370	-	21,798
Administration	127	122	26	1,584	(40)	1,819
Brokerage, clearing and exchange fees	-	-	-	759	-	759
Travel and business development	78	-	-	837	-	915
Communications and technology	1	2	-	1,050	-	1,053
Occupancy	-	-	-	1,111	-	1,111
Professional fees	672	67	-	423	-	1,162
Depreciation	-	-	-	311	-	311
Other	-	6	69	602	-	677
Total non-interest expenses	1,413	843	342	27,047	(40)	29,605
Net income (loss) before income tax expense	(4,740)	(2,254)	199	(899)	2,467	(5,227)
Income tax benefit	-	(1,020)	-	(64)	-	(1,084)
Net income (loss)	(4,740)	(1,234)	199	(835)	2,467	(4,143)
Less: Net income attributable to nonredeemable non-controlling interest	-	-	437	160	-	597
Net income (loss) attributable to JMP Group LLC	$(4,740)	$(1,234)	$(238)	$(995)	$2,467	$(4,740)

	For the Three Months Ended March 31, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,341	$(566)	$6,419	$(29,990)	$(3,586)	$(22,382)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(111)	-	(111)
Investment in subsidiary	2,807	(1,194)	2,058	-	(3,671)	-
Purchases of other investments	-	(426)	(5,021)	-	4,453	(994)
Sales of other investments	-	-	228	540	-	768
Funding of loans collateralizing asset-backed securities issued	-	-	-	(72,642)	-	(72,642)
Funding of loans held for investment	-	-	-	(63,245)	-	(63,245)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	-	82,909	-	82,909
Principal payments on loans held for investment	-	-	1,166	265	-	1,431
Net changes in cash collateral posted for derivative transactions	-	-	-	-	-	-
Net cash provided by (used in) investing activities	$2,807	$(1,620)	$(1,569)	$(52,284)	$782	$(51,884)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-	3,878	-	-	3,878
Proceeds from CLO V credit warehouse	-	-	-	51,550	-	51,550
Proceeds from line of credit	-	-	-	8,000	-	8,000
Proceeds from sale of note payable to affiliate	-	-	-	829	-	829
Payments of debt issuance costs	-	(122)	-	(1,715)	-	(1,837)
Repayment of asset-backed securities issued	-	-	-	(332,100)	-	(332,100)
Proceeds of issuance from asset-backed securities issued	-	-	-	332,100	(4,453)	327,646
Distributions and dividend equivalents paid on common shares and RSUs	(2,038)	-	-	-	-	(2,038)
Capital contributions of parent	(5,505)	2,149	(17,817)	13,916	7,257	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	445	-	445
Purchases of common shares for treasury	(1,044)	-	-	-	-	(1,044)
Distributions to non-controlling interest shareholders	-	-	-	(108)	-	(108)
Net cash provided by (used in) financing activities	$(8,587)	$2,027	$(13,939)	$72,917	$2,804	$55,222
Net decrease in cash, cash equivalents, and restricted cash	(439)	(159)	(9,089)	(9,357)	-	(19,044)
Cash, cash equivalents, and restricted cash at beginning of period	951	6,290	12,681	117,399	-	137,321
Cash, cash equivalents, and restricted cash at end of period	$512	$6,131	$3,592	$108,042	$-	$118,277

(In thousands)	For the Three Months Ended March 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,588)	$652	$7,515	$(22,347)	$(19,613)	$(38,381)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(31)	-	(31)
Investment in subsidiary	14,944	113	18,116	-	(33,173)	-
Purchases of other investments	(7,000)	(844)	(146)	-	7,000	(990)
Sales of other investments	-	102	214	(8,784)	15,080	6,612
Funding of loans collateralizing asset-backed securities issued	-	-	-	(50,122)	-	(50,122)
Sale and payoff of loans collateralizing asset-backed securities issued	-	-	-	111,743	-	111,743
Principal receipts on loans collateralizing asset-backed securities issued	-	-	-	16,728	-	16,728
Cash collateral posted for total return swap	-	-	-	(940)	-	(940)
Net cash provided by (used in) investing activities	$7,944	$(629)	$18,184	$68,594	$(11,093)	$83,000

Cash flows from financing activities:
Repayment of asset-backed securities issued	-	-	-	(206,202)	-	(206,202)
Distributions and dividend equivalents paid on common shares and RSUs	(1,954)	-	-	-	-	(1,954)
Capital contributions of parent	-	351	5,153	(36,210)	30,706	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	92	-	-	92
Distribution to non-controlling interest shareholders	-	-	(1,841)	(199)	-	(2,040)
Proceeds from exercise of share options	889	-	-	-	-	889
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-	-	-	-	(184)
Net cash provided by (used in) financing activities	$(1,249)	$351	$3,404	$(242,611)	$30,706	(209,399)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,107	374	29,103	(196,364)	-	(164,780)
Cash, cash equivalents, and restricted cash at beginning of period	255	3,234	5,060	304,599	-	313,148
Cash, cash equivalents, and restricted cash at end of period	$2,362	$3,608	$34,163	$108,235	$-	$148,368

22. Subsequent Events

On April 19, 2018, the Company’s board of directors declared cash distributions of $0.03 per share for the months of April, May, and June. The April distribution is payable on May 15, 2018, to shareholders of record as of April 30, 2018. The May distribution is payable on June 15, 2018, to shareholders of record as of May 31, 2018. The June distribution is payable on July 13, 2018, to shareholders of record as of June 29, 2018.

On May 2, 2018, the Company entered into an amendment to the CLO V warehouse credit facility with BNP Paribas to increase the maximum amount permitted to be borrowed under the facility by $40 million to $240 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2017 contained in our Form 10-K (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

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

Impact of Adopting Revenue Recognition Guidance

On January 1, 2018, we adopted ASU 201-09, Revenue from Contracts with Customers (Topic 606), which provides a more robust framework for addressing revenue issues, and clarifies the implementation guidance on principal versus agent considerations. The Company adopted this standard using a modified retrospective approach and the new revenue standard was applied prospectively in the Company's financial statements. The Company reported financial information for historical comparable periods that was not revised and will continue to be reporting under the accounting standards in effect during those historical periods. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, it did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expenses. The new standard primarily impacts the presentation of out investment banking revenues, specifically underwriting revenues, strategic advisory revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions are presented gross in the Consolidated Statements of operations.

Refer to Note 3, Recent Accounting Pronouncements, for additional information.

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

Underwriting Revenues

We earn revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees, selling concessions, and realized and unrealized net gains and losses on equity positions held in inventory for a period of time to facilitate the completion of certain underwritten offerings. We record underwriting revenues, gross of related syndicate expenses, at the time an underwritten transaction is completed. In syndicated transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues gross of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

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

As of March 31, 2018 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of assets under management or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; and 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For the three months ended March 31, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance. For both the three months ended March 31, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO III were 0.33% and 0.35%, respectively, of the average aggregate collateral balance. For the three months ended March 31, 2018, the contractual base and subordinated fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance. For the three months ended March 31, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs and assets referenced by the TRS managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31, 2018	December 31, 2017	March 31, 2018		December 31, 2017
Funds Managed by HCS, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$379,085	$377,513		$730		$1,074
Harvest Agriculture Select (2)	91,178	99,133		558		9,259
Private Equity Funds:
Harvest Growth Capital LLC	19,480	19,487		852		852
Harvest Growth Capital LLC II	150,989	149,998		2,922		3,011
Harvest Intrexon Enterprise Fund	63,119	70,295		389		430
JMP Realty Partners I	28,607	28,607		2,832		2,832
Other	14,581	10,111		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	3,023	3,048		4		6
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	120,465	128,408		N/A		N/A
JMP Capital I	23,529	23,529		2,329		2,329
HCS and HCAP Advisors Totals	$894,056	$910,129		$10,616		$19,793

CLOs and CLO Warehouse Managed by JMPCA:
CLO III (3)	360,862	360,680		N/A		N/A
CLO IV (3)	451,066	450,985		N/A		N/A
CLO V warehouse (3)	153,495	82,691		N/A		N/A
JMPCA Totals	$965,423	$894,356	$	N/A	$	N/A

JMP Group LLC Totals	$1,859,479	$1,804,485		$10,616		$19,793

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund ("HIEF"), and Other, assets under management represent the net assets of such funds. For JMP Realty Partners I and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I the commitment amount is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	CLO III, CLO IV, and CLO V warehouse were consolidated in the Company’s Statements of Financial Condition for the period ended March 31, 2018 and the year ended December 31, 2017.
(4)	JMP Masters began the process of liquidation on December 31, 2015.

(In thousands)	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2017	$476,646	$272,093	$3,048	$751,787
Subscriptions	11,753	2,690	-	14,443
Redemptions	(42,703)	-	-	(42,703)
Appreciation	24,567	1,993	(25)	26,535
AUM at March 31, 2018	$470,263	$276,776	$3,023	$750,062

	Funds Managed by HCS and JMPAM
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204
Subscriptions	13,892	2,533	-	16,425
Redemptions	(14,640)	-	-	(14,640)
Distributions from realization event	-	(8,522)	-	(8,522)
Appreciation	12,773	1,618	(252)	14,139
AUM at March 31, 2017	$622,990	$417,858	$3,758	1,044,606

AUM related to hedge funds, private equity funds and funds of funds decreased $1.7 million, from $751.8 million at December 31, 2017 to $750.1 million at March 31, 2018. This decrease was primarily attributed to $2.7 million contributions and $2.0 million appreciation, in our private equity funds and $11.8 million capital contributions and $24.6 million appreciation in the hedge funds managed by HCS, partially offset by $42.7 million of redemptions at the hedge and private equity funds.

AUM related to hedge funds, private equity funds and funds of funds decreased $7.4 million, from $1,037.2 million at December 31, 2016 to $1,044.6 million at March 31, 2017. This increase was primarily attributed to capital contributions of $13.9 million in the hedge funds managed by HCS, partially offset by redemptions of $14.6 million related to hedge funds managed by HCS and $8.5 million distributions relating to one of the private equity funds.

(In thousands)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$23	$1,505	$3,285	$78	$1,977	$1,631
Harvest Agriculture Select (1)	(330)	231	-	19	228	5
Private Equity Funds:
Harvest Growth Capital LLC	-	-	-	(10)	-	-
Harvest Growth Capital II LLC	40	162	-	113	168	-
Harvest Intrexon Enterprise Fund	(66)	176	-	(8)	624	-
JMP Realty Partners I	10	78	-	12	47	-
Other	-	5	-	-	5	-
Funds of Funds:
JMP Masters Fund (2)	-	7	-	-	8	-
Loans:
Harvest Capital Credit Corporation	N/A	579	-	N/A	683	230
CLOs and CLO warehouse:
CLO I (3) (5)	N/A	-	-	N/A	179	-
CLO II (3) (5)	N/A	-	-	N/A	415	-
CLO III (3)	N/A	269	-	N/A	296	-
CLO IV (3)	N/A	564	-	N/A	-	-
CLO V warehouse (3)	N/A	68	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	-	-	N/A	62	-
Totals	$(323)	$3,644	$3,285	$204	$4,692	$1,866

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Management and incentive Fees earned from CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(4)

Management and incentive Fees earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

(5)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017, respectively. CLO II assets remaining at liquidation were sold to CLO IV.

Principal Transactions

Principal transaction revenues include net realized and unrealized gains and losses resulting from our principal investments in equity and other securities for our own account as well as equity-linked warrants received from certain investment banking clients and limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings, or losses, attributable to interests in investment partnerships managed by our asset management subsidiaries, HCS and JMPAM, which are accounted for using the equity method of accounting. In addition, our principal transaction revenues include unrealized gains or losses on an investment in an entity that acquires buildings and land for the purpose of holding, managing and selling the properties and also include unrealized gains or losses on the investments in other private companies.

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

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral securing the loan, if the loan is collateral-dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or for loans held at CLO III, CLO IV or CLO V warehouse, if the net realizable value is lower than the current carrying value, the carrying value is reduced, and the difference is booked as a provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

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

Managed Deal Expenses

Managed deal expenses primarily relate to costs incurred and/or allocated in the execution of investment banking transactions, including reimbursable costs.

Communications and Technology

Communications and technology expense primarily relates to the cost of communication and connectivity, information processing and subscriptions to certain market data feeds and services.

Occupancy Expenses

Occupancy costs primarily include payments made under operating leases that are recognized on a straight-line basis over the period of the lease.

Professional Fees

         Professional fees primarily relate to legal and accounting professional services.

Depreciation

Depreciation expenses include the straight-line amortization of purchases of certain furniture and fixtures, computer and office equipment, certain software costs, and leasehold improvements to allocate their depreciation amounts over their estimated useful life.

Other Expenses

Other operating expenses primarily include occupancy, depreciation, and CLO administration expense at JMP Investment Holdings.

Income Taxes

JMP Group LLC is a publicly traded partnership and, as such, is taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.”

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

Non-controlling Interest

 Non-controlling interest for the three months ended March 31, 2018 includes the interest of third parties in CLO III, HCS Strategic Investments LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.  Non-controlling interest for the three months ended March 31, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors

          The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights.

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

       On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, was secured by a diversified portfolio of broadly syndicated leveraged loans. On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $5.2 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. CLO III has a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%. In February 2018,  the Company closed a reset of the asset-backed securities issued by CLO III, which lowered the weighted average costs of funds by 55 basis points and extended the reinvestment period for two years. In connection with the reset, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owns 51% equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2017 to 2018
	2018	2017	$	%
Revenues
Investment banking	$20,662	$13,600	$7,062	51.9%
Brokerage	4,664	5,286	(622)	-11.8%
Asset management fees	6,425	5,911	514	8.7%
Principal transactions	(3,620)	(1,893)	(1,727)	-91.2%
Gain (loss) on sale, payoff and mark-to-market of loans	(182)	847	(1,029)	-121.5%
Net dividend income	296	266	30	11.3%
Other income	49	445	(396)	-89.0%
Non-interest revenues	28,294	24,462	3,832	15.7%

Interest income	12,710	9,067	3,643	40.2%
Interest expense	(9,702)	(8,095)	(1,607)	19.9%
Net interest income	3,008	972	2,036	209.5%

Gain (loss) on repurchase/refinancing/early retirement of debt	(2,626)	210	(2,836)	-1350.5%
Provision for loan losses	(1,465)	(1,266)	(199)	15.7%

Total net revenues after provision for loan losses	27,211	24,378	2,833	11.6%

Non-interest expenses
Compensation and benefits	24,261	21,798	2,463	11.1%
Administration	2,233	1,819	414	22.8%
Brokerage, clearing and exchange fees	777	759	18	2.4%
Travel and business development	954	915	39	4.3%
Managed deal expenses	1,566	-	1,566	-%
Communication and technology	1,062	1,053	9	0.9%
Occupancy	1,117	1,111	6	0.5%
Professional fees	1,905	1,162	743	63.9%
Depreciation	264	311	(47)	-15.1%
Other	387	677	(290)	-42.8%
Total non-interest expenses	34,526	29,605	4,921	16.6%
Income (loss) before income tax expense	(7,315)	(5,227)	(2,088)	-39.9%
Income tax expense (benefit)	(5,568)	(1,084)	(4,484)	-413.7%
Net income (loss)	(1,747)	(4,143)	2,396	-57.8%
Less: Net income attributable to non-controlling interest	(1,464)	597	(2,061)	-345.2%
Net income (loss) attributable to JMP Group LLC	$(283)	$(4,740)	$4,457	94.0%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Overview

Total net revenues after provision for loan losses increased $2.8 million, or 11.6%, from $24.4 million for the quarter ended March 31, 2017 to $27.2 million for the quarter ended March 31, 2018, primarily resulting from a $3.8 million increase in non-interest revenues and a $2.0 million increase in net interest income, partially offset by a $2.8 million increase in the loss on retirement of debt.

Non-interest revenues increased $3.8 million, or 15.7%, from $24.5 million for the quarter ended March 31, 2017 to $28.3 million in the same period in 2018. This increase was driven by a $7.1 million increase in investment banking revenues, partially offset by a $1.7 million decline in principal transaction revenues, and a $1.0 million decline on sale and payoff of mark-to-market securities. Of the $7.1 million increase in investment banking revenues, $2.0 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 for additional details on the new revenue standard and accounts affected by adoption.

Gain (loss) on retirement of debt decreased $2.8 million, or 1350.5%, from a gain of $0.2 million for the quarter ended March 31, 2017 to a loss of $2.6 million for the quarter ended March 31, 2018. The increase in loss on retirement was due to the refinancing of the CLO III asset-backed securities issued in February 2018.

Provision for loan losses increased $0.2 million from a provision of $1.3 million for the quarter ended March 31, 2017 to $1.5 million for the quarter ended March 31, 2018.

Net interest income increased $2.0 million, or 209.5%, from $1.0 million for the quarter ended March 31, 2017 to $3.0 million for the quarter ended March 31, 2018.

Total non-interest expenses increased $4.9 million, or 16.6%, from $29.6 million for the quarter ended March 31, 2017 to $34.5 million for the quarter ended March 31, 2018, primarily due to a $2.5 million increase in compensation and benefits, a $1.6 million increase in managed deal expenses, and a $0.7 million increase in professional fees, partially offset by a $0.3 million decrease in other expenses. Of the $4.9 million increase in expenses, $2.0 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest decreased $2.1 million, or 345.2%, from net income of $0.6 million for the quarter ended March 31, 2017 to a net loss of $1.5 million for the quarter ended March 31, 2018.

Net loss attributable to JMP Group LLC decreased $4.4 million from $4.7 million for the quarter ended March 31, 2017 to $0.3 million for the quarter ended March 31, 2018.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III;

(iv)	reverses depreciation and amortization expense related to commercial real estate investments that is recognized by JMP Group as a result of equity method accounting;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(vi)	presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs;

(vii)	excludes general loan loss provisions recorded in connection with certain CLOs;

(viii)	reverses the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III;

(ix)

assumes a combined federal, state and local income tax rate of 38% at the Company’s taxable direct subsidiary, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2018
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$20,661	$-	$20,661	$-	$2	$20,663
Brokerage	4,664	-	4,664	-	-	4,664
Asset management related fees	4	3,989	3,993	3,285	(981)	6,297
Principal transactions	-	-	-	(1,283)	-	(1,283)
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	(161)	-	(161)
Net dividend income	-	-	-	327	-	327
Net interest income	-	-	-	2,127	-	2,127
Provision for loan losses	-	-	-	(893)	-	(893)
Adjusted net revenues	25,329	3,989	29,318	3,402	(979)	31,741

Non-interest expenses
Non-interest expenses	22,915	5,020	27,936	6,447	(981)	33,402

Operating pre-tax net income	2,414	(1,031)	1,382	(3,045)	2	(1,661)

Income tax expense (assumed rate of 38% for Operating Platforms)	627	(268)	359	(389)	-	(30)

Operating net income (loss)	$1,787	$(763)	$1,023	$(2,656)	$2	$(1,631)

	Three Months Ended March 31, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$13,600	$-	$13,600	$-	$-	$13,600
Brokerage	5,286	-	5,286	-	-	5,286
Asset management related fees	4	5,311	5,315	1,635	(1,041)	5,909
Principal transactions	-	-	-	608	-	608
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	-	779	-	779
Gain on repurchase of asset-backed securities issued	-	-	-	210	-	210
Net dividend income	-	-	-	267	-	267
Net interest income	-	-	-	15	-	15
Provision for loan losses	-	-	-	(1,413)	-	(1,413)
Adjusted net revenues	18,890	5,311	24,201	2,101	(1,041)	25,261

Non-interest expenses
Non-interest expenses	18,561	5,095	23,656	5,284	(1,041)	27,899

Operating pre-tax net income	329	216	545	(3,183)	-	(2,638)

Income tax expense (assumed rate of 38% for Operating Platforms)	125	81	206	(761)	-	(555)

Operating net income (loss)	$204	$135	$339	$(2,422)	$-	$(2,083)

The following table reconciles operating net income to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months ended March 31, 2018 and 2017.

(In thousands)	Three Months Ended March 31,
	2018	2017
Operating net loss	$(1,631)	$(2,083)
Addback of Segment Income tax expense	(30)	(555)
Total Segments operating pre-tax net loss	$(1,661)	$(2,638)
Subtract / (Add back)
Share-based compensation expense	63	306
Deferred compensation program accounting adjustment	81	654
Net unrealized gain (loss) on strategic equity investments	638	419
General loan loss reserve for the CLOs	329	(418)
CLO refinancing and accelerated expenses	64	-
Depreciation of commercial real estate in underlying investments	1,628	2,156
Amortization of intangible asset	69	68
Early debt retirement of CLO	1,318	-
Total Consolidation Adjustments and Reconciling Items	4,190	3,186
Consolidated pre-tax net loss attributable to JMP Group LLC	$(5,851)	$(5,824)

Income tax benefit	(5,568)	(1,084)
Consolidated Net Loss attributable to JMP Group LLC	$(283)	$(4,740)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $7.1 million, or 51.9%, from $13.6 million for the quarter ended March 31, 2017 to $20.7 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 55.8% for the quarter ended March 31, 2017 to 75.9% for the quarter ended March 31, 2018. On an operating basis, investment banking revenues were 65.1% and 53.8% for the quarters ended March 31, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	21	$11,862	23	$10,470	(2)	$1,396	13.3%
Advisory	7	8,800	3	3,130	4	5,671	181.2%
Total transactions	28	$20,662	26	$13,600	2	$7,067	51.9%

The increase in revenues was driven not only by a 7.7% increase in the number of transactions executed but also by an increase in the average size of the fee paid per transaction. In addition, $2.0 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager decreased from five to one for the quarters ended March 31, 2017 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $4.7 million and $5.3 million for the quarters ended March 31, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.7% for the quarter ended March 31, 2017 to 17.1% for the quarter ended March 31, 2018. On an operating basis, brokerage revenues were 14.7% and 20.9% for the quarters ended March 31, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2018	2017
Base management fees:
Fees reported as asset management fees	$3,061	$4,045
Less: Non-controlling interest in HCAP Advisors	(140)	(335)
Total base management fees	2,921	3,710

Incentive fees:
Fees reported as asset management fees	$3,364	$1,866
Less: Non-controlling interest in HCAP Advisors	-	(113)
Total incentive fees	3,364	1,753

Other fee income:
Fundraising and other income:	$12	$446
Total other fee income	12	444

Asset management related fees:
Fees reported as asset management fees	$6,425	$5,911
Fees reported as other income	12	446
Less: Non-controlling interest in HCAP Advisors	(140)	(448)
Total Segment asset management related fee revenues	$6,297	$5,909

Fees reported as asset management fees were $6.4 million and $5.9 million for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 24.2% for the quarter ended March 31, 2017 to 23.6% for the quarter ended March 31, 2018. Fees reported as other income were $12 thousand and $0.4 million for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other income was 1.8% and 0.2% for the quarter ended March 31, 2017 and for the quarter ended March 31, 2018.

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

Total segment asset management related fee revenue increased $0.5 million, from $5.9 million for the quarter ended March 31, 2017 to $6.4 million for the quarter ended March 31, 2018. Total base management fees were $2.9 million and $3.7 million for the quarters ended March 31, 2018 and 2017, respectively. Total incentive fees increased $1.6 million, from a cost of $1.8 million for the quarter ended March 31, 2017 to $3.4 million for the same period in 2018. On an operating basis, asset management related fee revenues were 19.8% and 23.4% for the quarters ended March 31, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues decreased $1.7 million, from a loss of $1.9 million for the quarter ended March 31, 2017 to a loss of $3.6 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 7.8% for the quarter ended March 31, 2017 and negative 13.3% for the quarter ended March 31, 2018.

Total segment principal transaction revenues decreased $2.0 million, from a gain of $0.6 million for the quarter ended March 31, 2017 to a loss of $1.4 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Month Ended March 31,
(in thousands)	2018	2017

Equity and other securities excluding non-controlling interest	$(431)	$36
Warrants and other investments	(652)	446
Investment partnerships	(271)	126
Total segment principal transaction revenues	(1,354)	608
Operating adjustment addbacks	(2,266)	(2,501)
Total principal transaction revenues	$(3,620)	$(1,893)

The decrease is primarily attributed to a $2.0 million decrease in segment principal transaction revenues due to losses on equity, other securities, investment partnerships, and other investments. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 3.1% for the quarter ended March 31, 2017 to a negative 4.3% for the quarter ended March 31, 2018.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $0.8 million for the quarter ended March 31, 2017 to a loss of $0.2 million for the quarter ended March 31, 2018. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans decreased from a gain of $0.8 million for the quarter ended March 31, 2017 to a $0.1 million loss for the quarter ended March 31, 2018.

Net Dividend Income

Net dividend income was $0.3 million for both of the quarters ended March 31, 2018 and 2017. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2018	2017
CLO I loan contractual interest income	$-	$483
CLO I ABS issued contractual interest expense	-	(691)
Net CLO I contractual interest	-	(208)

CLO II loan contractual interest income	$-	$3,821
CLO II ABS issued contractual interest expense	-	(2,638)
Net CLO II contractual interest	-	1,183

CLO III loan contractual interest income	$4,945	$4,693
CLO III ABS issued contractual interest expense	(3,108)	(2,885)
Net CLO III contractual interest	1,837	1,808

CLO IV loan contractual interest income	$6,078	$-
CLO IV ABS issued contractual interest expense	(4,140)	-
Net CLO IV contractual interest	1,938	-

CLO V warehouse loan contractual interest income	$1,407	$-
CLO V warehouse credit facility contractual interest expense	(643)	-
Net CLO V contractual interest	764	-

Bond Payable interest expense	$(1,915)	$(1,900)
Less: Non-controlling interest in CLOs	(881)	(957)
Other interest income	384	89
Total Segment net interest income	$2,127	$15

Non-controlling interest in CLOs	881	957
Total net interest income (expense)	$3,008	$972

Net interest income increased $2.0 million from $1.0 million for the quarter ended March 31, 2017 to $3.0 million for the quarter ended March 31, 2018. The increase was driven primarily by the opening of CLO IV and CLO V warehouse, leading to an increase in net interest income of $2.6 million that was only partially offset by $1.0 million net interest earned from CLO I and CLO II before they were liquidated in the first and quarter of 2017, respectively. As a percentage of total net revenues after provision for loan losses, net interest income was 4.0% for the quarter ended March 31, 2017 and 11.1% for the quarter ended March 31, 2018.

Total segment net interest income increased from $15 thousand for the quarter ended March 31, 2017 to $2.1 million for the quarter ended March 31, 2018. Net interest income is earned in our Corporate segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% and 0.1% for the quarters ended March 31, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2018
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$4,945		$351,801	5.42%	1.66%	3.76%
CLO III ABS issued contractual interest expense	(3,108)		332,100	3.32%	1.66%	1.66%
CLO IV loan contractual interest income	6,078		432,070	5.42%	1.66%	3.76%
CLO IV ABS issued contractual interest expense	(4,140)		423,506	3.81%	1.73%	2.08%
CLO V warehouse loan contractual interest income	1,407		103,173	5.22%	1.71%	3.51%
CLO V warehouse credit facility contractual interest expense	(643)		83,202	3.09%	1.71%	1.38%
Net CLO contractual interest	$4,539	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended March 31, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$483		$8,994	4.04%	0.52%	3.52%
CLO I ABS issued contractual interest expense	(691)		(114,000)	1.37%	0.52%	0.85%
CLO II loan contractual interest income	3,821		291,845	4.90%	1.00%	3.90%
CLO II ABS issued contractual interest expense	(2,683)		(300,755)	2.91%	1.00%	1.91%
CLO III loan contractual interest income	4,693		356,076	4.95%	1.00%	3.95%
CLO III warehouse/ABS issued contractual interest expense	(2,885)		(332,100)	3.18%	1.00%	2.18%
Net CLO contractual interest	$2,783	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended March 31,
	2018	2017

CLO related provision	$(953)	$(555)
Non-CLO related provision	(324)	(711)
Provision for Loan Losses	$(1,465)	$(1,266)

Less: General reserves related to CLO II, CLO III, CLO IV, CLO V warehouse, and non-controlling interest	572	(147)
Segment Provision for Loan Losses	$(893)	$(1,413)

Provision for loan losses increased $0.2 million, from a provision of $1.3 million for the quarter ended March 31, 2017 to a provision of $1.5 million for the same period in 2018. The increase was due to  recoveries among our CLO portfolios in the quarter ended March 31, 2017 which were not repeated during the quarter ended March 31, 2018. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 5.2% and 5.4% for the quarters ended March 31, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from a provision of $1.4 million for the quarter ended March 31, 2017 to a provision of $0.9 million for the quarter ended March 31, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses were negative 2.8% and 5.6% for the quarters ended March 31, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $2.5 million, or 11.3%, from $21.8 million for the quarter ended March 31, 2017 to $24.3 million for the quarter ended March 31, 2018.

Employee payroll, taxes and benefits, and consultant fees were $12.1 and $12.2 million for the quarters ended March 31, 2018 and 2017, respectively. Performance-based bonus and commission increased $2.6 million from $9.0 million for the quarter ended March 31, 2017 to $11.6 million for the quarter ended March 31, 2018.

Equity-based compensation was $0.3 million and $0.8 million for the quarters ended March 31, 2018 and 2017, respectively. The equity-based compensation included a $0.3 million decline in restricted share options.

Compensation and benefits as a percentage of revenues decreased from 89.4% of total net revenues after provision for loan losses for the quarter ended March 31, 2017 to 89.2% for the quarter ended March 31, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $3.3 million from $20.5 million for the quarter ended March 31, 2017 to $23.8 million for the quarter ended March 31, 2018. As a percent of total segment net revenues, compensation and benefits were 74.9% and 81.2% for the quarters ended March 31, 2018 and 2017, respectively.

Administration

Administration expense was $2.2 million and $1.8 million for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, administration expense increased from 7.5% for the quarter ended March 31, 2017 to 8.2% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both of the quarters ended March 31, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from  3.1% for the quarter ended March 31, 2017 to 2.9% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.1 million, from $0.9 million for the quarter ended March 31, 2017 to $1.0 million for the quarter ended March 31, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.5% and 3.8% and for the quarters ended March 31, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $1.6 million and zero for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the quarter ended March 31, 2017 to 5.8% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $1.1 million for both of the quarters ended March 31, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.3% for the quarter ended March 31, 2017 to 3.9% for the same period in 2018.

Occupancy

Occupancy expenses were $1.1 million for both of the quarters ended March 31, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, occupancy expense decreased from 4.6% for the quarter ended March 31, 2017 to 4.1% for the same period in 2018.

Professional Fees

Professional fees were $1.9 million and $1.2 million for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 4.8% for the quarter ended March 31, 2017 to 7.0% for the same period in 2018.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended March 31, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, depreciation decreased from 1.3% for the quarter ended March 31, 2017 to 1.0% for the same period in 2018.

Other Expenses

Other expenses were $0.4 million and $0.7 million for the quarters ended March 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 2.8% for the quarter ended March 31, 2017 to 1.4% for the same period in 2017.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.6 million for the quarter ended March 31, 2017 to net loss of $1.5 million for the quarter ended March 31, 2018. Non-controlling interest for the quarter ended March 31, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors. Non-controlling interest for the quarter ended March 31, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

Income tax benefit was $5.6 million for the quarter ended March 31, 2018, while an income tax benefit of $1.1 million was recorded for the quarter ended March 31, 2017. For the purposes of calculating operating net income, an effective tax rate of 38% is assumed for our taxable direct subsidiary, based on our best estimation of the subsidiary’s average rate of taxation over the long term, while a rate of 0% is applied to our other direct subsidiary, which is a “pass-through entity” for tax purposes. Segment income tax benefit was $30 thousand and $0.6 million for the quarters ended March 31, 2018 and 2017, respectively.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2018 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2018, we had net liquid assets of $58.0 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2018, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

Our maximum exposure to loss of capital on the CLOs is the $18.0 million investment related to CLO III, $42.1 million investment in CLO IV and $40.0 million in CLO V warehouse as of March 31, 2018, plus our portion of the earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO III or CLO IV, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. We were in compliance with all OC tests on the determination dates since February 2010. However, we have been in violation in the past and may be in the future. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At March 31, 2018, we had $754.7 million of loans collateralizing asset-backed securities, net, $53.5 million of restricted cash and $1.9 million of interest receivable funded by $739.5 million of asset-backed securities issued, net, and interest payable of $4.4 million. These assets and liabilities represented 73.5% of total assets and 74.5% of total liabilities respectively, reported on our Consolidated Statement of Financial Condition at March 31, 2018.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of March 31, 2018.

(Dollars in thousands)	As of March 31, 2018
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	101	3/2020 - 3/2025	$44,568
$500 - $2,000	388	12/2018 - 3/2026	496,899
$2,000 - $5,000	85	7/2019 - 2/2025	226,712
Total	574		$768,179

(Dollars in thousands)	As of March 31, 2018
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	15	$20,337	2.6%
Automotive	30	36,646	4.8%
Banking, Finance, Insurance & Real Estate	42	46,495	6.1%
Beverage, Food & Tobacco	23	33,381	4.3%
Capital Equipment	22	22,877	3.0%
Chemicals, Plastics & Rubber	20	18,767	2.4%
Construction & Building	23	27,995	3.6%
Consumer Goods: Durable	14	18,333	2.4%
Consumer Goods: Non-durable	18	27,560	3.6%
Containers, Packaging & Glass	18	22,787	3.0%
Energy: Electricity	5	7,562	1.0%
Energy: Oil & Gas	6	7,996	1.0%
Environmental Industries	10	11,474	1.5%
Forest Products & Paper	1	988	0.1%
Healthcare & Pharmaceuticals	43	49,802	6.5%
High Tech Industries	46	70,711	9.2%
Hotel, Gaming & Leisure	37	51,202	6.7%
Media: Diversified & Production	7	10,280	1.3%
Media: Advertising, Printing, Publishing	6	10,697	1.4%
Media: Broadcasting & Subscription	18	28,547	3.7%
Metals & Mining	9	11,127	1.4%
Retail	15	25,759	3.4%
Retailer	17	26,834	3.5%
Services: Business	55	75,038	9.8%
Services: Consumer	27	40,357	5.3%
Telecommunications	20	30,290	3.9%
Transportation: Cargo	16	22,136	2.9%
Transportation: Consumer	4	3,953	0.5%
Utilities: Oil & Gas	1	970	0.1%
Utilities: Electric	1	1,440	0.2%
Wholesale	5	5,838	0.8%
Total	574	$768,179	100%

Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	102	$144,055	18.8%
B2	208	277,396	36.1%
B3	100	136,589	17.8%
Ba1	16	26,710	3.5%
Ba2	40	44,774	5.8%
Ba3	69	80,791	10.5%
Caa1	24	41,834	5.4%
Baa3	5	4,503	0.6%
Caa2	4	5,728	0.7%
Caa3	4	3,896	0.5%
Ca	2	1,903	0.2%
Total	574	$768,179	100%

Other Liquidity Considerations

As of March 31, 2018, our indebtedness consists of our bonds payable, borrowings against lines of credit, borrowings against a Repurchase Agreement, and our borrowings under the CLO V warehouse credit facility. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”), related JMP Securities.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year through July 29, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was $8.0 million as of March 31, 2018 and zero as of December 31, 2017.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of March 31, 2018, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2017, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2018, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of March 31, 2018 and December 31, 2017.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2018 and December 31, 2017, the Company was in compliance with the loan covenants.

On July 31, 2017, the Company established, a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. As of March 31, 2018, the balance of the credit facility was $112.8 million.

         On February 28, 2018, the Company, entered into a Repurchase Agreement with BNP Paribas to finance the acquisition of asset-backed securities issued by CLO III in connection with risk retention requirements. As of March 31, 2018, the balance of the credit facility was $3.9 million and was secured by the CLO III instruments which were carried at a par-value of $4.5 million.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2018, we paid out $37.2 million of cash bonuses for 2017, excluding employer payroll tax expense.

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The table below represents cash distributions made for the three months ended March 31, 2018.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
January 18, 2018	January 31, 2018	February 15, 2018	$0.030
January 18, 2018	February 28, 2018	March 15, 2018	$0.030
January 18, 2018	March 31, 2018	April 13, 2018	$0.030

During the three months ended March 31, 2018, the Company repurchased 195,875 of the Company’s shares at an average price of $5.33 per share for an aggregate purchase price of $1.0 million on the open market.

We had total restricted cash of $70.4 million comprised primarily of $67.0 million of restricted cash at JMP Investment Holdings on March 31, 2018. This balance was comprised of $11.2 million in interest received from loans in the CLOs, and $55.8 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.2 million and $37.3 million, which were $25.2 million and $35.9 million in excess of the required net capital of $1.0 million and $1.4 million, at March 31, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.52 to 1 and 0.58 to 1 at March 31, 2018 and December 31, 2017, respectively.

A condensed table of cash flows for the three months ended March 31, 2018 and 2017 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2017 to 2018
	2018	2017		%
Cash flows used in operating activities	$(22,382)	$(38,381)	$15,999	41.7%
Cash flows provided by investing activities	(51,884)	83,000	(134,884)	-162.5%
Cash flows used in financing activities	55,222	(209,399)	264,621	126.4%
Total cash flows	$(19,044)	$(164,780)	$145,736	88.4%

Cash Flows for the three months Ended March 31, 2018

Cash decreased by $19.0 million during the three months ended March 31, 2018, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $22.4 million of cash from the net loss of $1.7 million, adjusted for the cash used by operating assets and liabilities of $28.4 million, and provided by non-cash revenue and expense items of $7.5 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation and other liabilities of $29.5 million.

Our investing activities used $51.9 million of cash primarily due to a $72.6 million funding of loans collateralizing asset-backed securities issued and $63.2 million of funding for loans held for investment, partially offset by the $82.9 million of receipts from loans collateralizing asset-backed securities issued.

Our financing activities provided $55.2 million of cash primarily due to $332.1 million of proceeds from the issuance of asset-backed securities issued, $8.0 million in proceeds for a line of credit, and $3.8 million of proceeds from a Repurchase Agreement, partially offset by the repurchase of $327.6 million of asset-backed securities issued.

Cash Flows for the three months Ended March 31, 2017

Cash decreased by $164.8 million during the three months ended March 31, 2017, as a result of cash provided by investing activities, partially offset by cash used in operating and financing activities.

Our operating activities used $38.3 million of cash from the net loss of $4.1 million, adjusted for the cash used by operating assets and liabilities of $37.2 million, and provided by non-cash revenue and expense items of $3.0 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $24.5 million, and an increase in deposits and other assets of $9.9 million.

  Our investing activities provided $83.0 million of cash primarily due to the sale and payoff of loans collateralizing asset-backed securities issued of $128.4 million, partially offset by $50.1 million funding of loans collateralizing asset-backed securities issued.

Our financing activities used $209.4 million of cash primarily due to $206.2 million repayment of ABS issued relating to the liquidation of CLO I and $2.0 million distributions and distribution equivalents to non-controlling interest shareholders.

Contractual Obligations

As of March 31, 2018, our aggregate minimum future commitment on our leases was $25.2 million. See Note 13 of the notes to the condensed consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $3.1 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of March 31, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the condensed consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of March 31, 2018. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended March 31, 2018.

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
				Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	Total Number of Shares Purchased	Average Price Paid Per Share

Period

January 1, 2018 to January 31, 2018	9,984	$5.39	9,984	990,016
February 1, 2018 to February 28, 2018	96,656	$5.32	96,656	893,360
March 1, 2018 to March 31, 2018	89,235	$5.33	89,235	804,125
Total	195,875		195,875

(1)	On December 11, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.19	Indenture, dated as of February 20, 2018, among JMP Credit Advisors CLO III(R) Ltd., as Issuer, JMP Credit Advisors CLO III(R) LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K filed on February 22, 2018).

10.20*	First Amendment to Credit Agreement, dated as of May 2, 2018, among JMP Credit Advisors CLO V Ltd,. as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

_________

*Filed herewith