Form 10-Q
period 2018-06-30
JMP GROUP LLC
filed 2018-08-07
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of August 3, 2018: 21,452,249.

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

JMP Group LLC also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website, are not intended to be part of this quarterly report on Form 10-Q (the “Quarterly Report”) and inclusions of the internet address in this Quarterly Report are intended to be inactive textual references, and not live hyperlinks. JMP Group LLC also uses the Investor Relations section of its website as a means of complying with its disclosure obligations under Regulation FD. Accordingly, you should monitor JMP Group LLC’s Investor Relations section of its website in addition to following JMP Group LLC’s press releases, SEC filings, and public conference calls and webcasts.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$50,402	$85,594
Restricted cash	46,693	51,727
Investment banking fees receivable (net of allowance for doubtful accounts of $455 and $159 as of June 30, 2018 and December 31, 2017)	17,540	9,567
Marketable securities owned, at fair value	21,455	20,825
Other investments (includes $10,387 and $18,450 measured at fair value at June 30, 2018 and December 31, 2017, respectively)	16,916	27,984
Loans held for investment, net of allowance for loan losses	285,846	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	784,663	765,583
Interest receivable	2,571	2,259
Fixed assets, net	2,351	2,322
Other assets	22,594	26,817
Total assets	$1,251,031	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$5,630	$7,919
Accrued compensation	25,290	43,131
Asset-backed securities issued (net of debt issuance costs of $6,188 and $7,852 at June 30, 2018 and December 31, 2017, respectively)	739,912	738,248
Interest payable	8,854	6,512
Notes payable	18,829	-
CLO V warehouse credit facility	238,500	61,250
Bond payable (net of debt issuance costs of $2,760 and $2,810 at June 30, 2018 and December 31, 2017, respectively)	93,145	93,103
Other liabilities	18,602	16,284
Total liabilities	1,148,762	966,447

Commitments and Contingencies (Footnote 13)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2018 and December 31, 2017; 21,486,361 and 21,729,079 shares outstanding at June 30, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	134,547	134,719
Treasury shares at cost, 1,293,691 and 1,050,973 shares at June 30, 2018 and December 31, 2017, respectively	(7,218)	(5,955)
Accumulated deficit	(38,698)	(32,452)
Total JMP Group LLC shareholders' equity	88,654	96,335
Nonredeemable Non-controlling Interest	13,615	13,844
Total equity	102,269	110,179
Total liabilities and equity	$1,251,031	$1,076,626

See accompanying notes to consolidated financial statements.

JMP Group LLC

 Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	June 30, 2018	December 31, 2017

Restricted cash	$23,870	$43,050
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	784,663	765,583
Interest receivable	1,862	1,918
Other assets	1,113	568
Total assets of consolidated VIEs	$811,508	$811,119

Asset-backed securities issued	739,912	738,248
Interest payable	6,453	5,346
Other liabilities	1,287	1,221
Total liabilities of consolidated VIEs	$747,652	$744,815

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Investment banking	$28,562	$19,128	$49,224	$32,728
Brokerage	5,447	5,078	10,111	10,364
Asset management fees	5,378	4,153	11,803	10,064
Principal transactions	1,684	(323)	(1,936)	(2,216)
Gain (loss) on sale, payoff and mark-to-market of loans	(150)	83	(332)	930
Net dividend income	319	273	615	539
Other income	311	194	360	639
Non-interest revenues	41,551	28,586	69,845	53,048

Interest income	15,669	9,696	28,379	18,763
Interest expense	(11,634)	(7,743)	(21,336)	(15,838)
Net interest income	4,035	1,953	7,043	2,925

Loss on repurchase, reissuance or early retirement of debt	(42)	(5,542)	(2,668)	(5,332)
Provision for loan losses	(1,280)	(1,854)	(2,745)	(3,120)
Total net revenues after provision for loan losses	44,264	23,143	71,475	47,521

Non-interest expenses
Compensation and benefits	29,138	22,652	53,399	44,450
Administration	2,711	2,721	4,944	4,540
Brokerage, clearing and exchange fees	788	789	1,565	1,548
Travel and business development	1,202	1,111	2,156	2,026
Communications and technology	1,047	1,051	2,109	2,104
Managed deal expenses	2,348	-	3,914	-
Occupancy	1,143	1,111	2,260	2,222
Professional fees	1,138	853	3,043	2,015
Depreciation	287	303	551	614
Other	776	950	1,163	1,627
Total non-interest expenses	40,578	31,541	75,104	61,146
Net income (loss) before income tax expense	3,686	(8,398)	(3,629)	(13,625)
Income tax expense (benefit)	4,895	(198)	(673)	(1,282)
Net loss	(1,209)	(8,200)	(2,956)	(12,343)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	779	335	(685)	932
Net loss attributable to JMP Group LLC	$(1,988)	$(8,535)	$(2,271)	$(13,275)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.09)	$(0.39)	$(0.11)	$(0.61)
Diluted	$(0.09)	$(0.39)	$(0.11)	$(0.61)

Distributions declared per common share	$0.090	$0.090	$0.180	$0.180

Weighted average common shares outstanding:
Basic	21,537	21,652	21,601	21,612
Diluted	21,537	21,652	21,601	21,612

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179
Net loss	-	-	-	-	(2,271)	(685)	(2,956)
Additional paid-in capital - share-based compensation	-	-	-	484	-	-	484
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(3,975)	-	(3,975)
Purchases of shares of common shares for treasury	-	-	(1,556)	-	-	-	(1,556)
Reissuance of shares of common shares from treasury	-	-	293	-	-	-	293
Surrender of subsidiary shares by non-controlling interest holders	-	-	-	(656)	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	(649)	(649)
Capital contributions from non-controlling interest holders	-	-	-	-	-	449	449
Balance, June 30, 2018	22,780	$23	$(7,218)	$134,547	$(38,698)	$13,615	$102,269

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(13,275)	932	(12,343)
Additional paid-in capital - share-based compensation	-	-	-	1,086	-	-	1,086
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(3,894)	-	(3,894)
Purchases of shares of common shares for treasury	-	-	(586)	-	-	-	(586)
Reissuance of shares of common shares from treasury	-	-	1,454	-	-	-	1,454
Distributions to non-controlling interest holders	-	-	-	-	-	(3,071)	(3,071)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, June 30, 2017	22,780	$23	$(6,924)	$137,031	$(25,968)	$13,870	$118,032

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,956)	$(12,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	2,745	3,120
(Gain) loss on sale and payoff of loans and mark-to-market of loans	332	(930)
Loss on repurchase, reissuance or early retirement of debt	2,668	5,332
Change in other investments:
Income from investments in equity method investees	387	2,130
Fair value on other equity investments	(136)	39
Realized (gain) loss on other investments	197	(361)
Depreciation and amortization	480	556
Share-based compensation expense	778	1,304
Other	296	90
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	(312)	1,540
Increase in receivables	(8,269)	(5,494)
Increase in marketable securities	(630)	(2,511)
Decrease (increase) in deposits and other assets	5,551	(891)
Increase (decrease) in marketable securities sold, but not yet purchased	(2,289)	1,023
(Decrease) increase in interest payable	2,342	(2,594)
Decrease in accrued compensation	(17,842)	(17,419)
Increase in other liabilities	2,464	716
Net cash used in operating activities	(14,194)	(26,693)

Cash flows from investing activities:
Purchases of fixed assets	(580)	(100)
Purchases of other investments	(1,219)	(1,528)
Sales of other investments	11,172	11,076
Funding of loans collateralizing asset-backed securities issued	(193,024)	(510,421)
Funding of loans held for sale	-	(2,752)
Funding of loans held for investment	(225,351)	(256)
Repayments of loans held for sale	-	1,784
Sale, payoff, and principal receipts of loans collateralizing asset-backed securities issued	172,415	400,532
Sale, payoff, and principal payments on loans held for investment	22,106	33,951
Net changes in cash collateral posted for derivative transactions	-	23,460
Net cash used in investing activities	(214,481)	(44,254)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of Repurchase Agreement	3,878	-
Proceeds from drawdowns on CLO V warehouse facility	177,250	-
Proceeds from drawdowns on line of credit	18,000	-
Proceeds from sale of note to affiliate	829	-
Payment of debt issuance costs	(1,857)	-
Repayment of asset-backed securities issued	(332,100)	(503,617)
Repayment of Repurchase Agreement	(3,878)	-
Proceeds of issuance from asset-backed securities issued	327,605	408,394
Reissuance of asset-backed securities	4,453	-
Distributions and distribution equivalents paid on common shares and RSUs	(3,975)	(3,903)
Capital contributions of nonredeemable non-controlling interest holders	449	92
Proceeds from exercise of stock options	-	905
Purchase of common shares for treasury	(1,525)	(402)
Distributions to non-controlling interest shareholders	(649)	(3,071)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	(184)
Net cash provided by (used in) financing activities	188,449	(101,786)
Net decrease in cash, cash equivalents, and restricted cash	(40,226)	(172,733)
Cash, cash equivalents, and restricted cash, beginning of period	137,321	313,147
Cash, cash equivalents, and restricted cash, end of period	$97,095	$140,414

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,994	$18,432
Cash paid during the period for taxes	$1,660	$1,489

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$293	$1,454
Distributions declared but not yet paid	$646	$648
Sale of other investments	$1,400	$-
Acquisition of equity securities in restructuring of loans	$809	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2018

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

Recent Transactions

      In February 2018, the Company completed a refinancing of the asset back securities issued by JMP Credit Advisors CLO III Ltd ("CLO III"), which lowered the weighted average cost of funds by 55 basis points and extended the reinvestment period for two years. In connection with the refinancing, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition as of  June 30, 2018 and December 31, 2017 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the six months ended June 30, 2018, there were no significant changes made to the Company’s significant accounting policies other than those described below. The accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard on January 1, 2018 using a modified retrospective approach. Accordingly, the new revenue standard was applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

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

Recently Adopted Accounting Guidance

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Sub-topic - 825-10) was issued in February 2018 to address the questions raised by stakeholders to clarify the guidance issued in ASU 2016-01. The Financial Accounting and Standards Board amended the guidance on using the measurement alternative for equity securities without readily determinable fair value and clarifies the presentation requirements for entities that elect the fair value option. The amendments in the update are effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods beginning after June 15, 2018. The adoption of ASU 2018-03 did not have a material impact on the company's financial statements.

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

For the quarter ended June 30, 2018, there was no significant impact as a result of adoption of the new revenue standard to our consolidated financial statements. The new revenue standard primarily impacted the presentation of our investment banking revenue and expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in thousands)
	As Reported	ASC 606 Impact	Pre-Adoption (1)	As Reported	ASC 606 Impact	Pre-Adoption (1)

Revenues
Investment banking	$28,562	$2,690	$25,872	$49,224	$4,730	$44,494
Total non-interest revenues	41,551	2,690	38,861	69,845	4,730	65,115
Total net revenues after provision for loan losses	44,264	2,690	41,574	71,475	4,730	66,745

Expenses
Travel and business development	1,202	283	919	2,156	629	1,527
Managed deal expenses	2,348	2,348	-	3,914	3,914	-
Professional fees	1,138	59	1,079	3,043	187	2,856
Total non-comp expenses	11,440	2,690	8,750	21,705	4,730	16,975
Total non-interest expenses	40,578	2,690	37,888	75,104	4,730	70,374

(1)	Amounts reflect each impacted consolidated financial statement line item as they would have been reported under accounting principles generally accepted in the United States of America prior to the adoption of the new revenue standard.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Sub-topic 825-10), was issued in January 2016. The amendments address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. They require equity securities that are neither accounted by equity method nor consolidated to be measured at fair value with changes of fair values recognized as net income. Those equity securities that do not have readily determinable fair value  may be measured at cost less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. In addition, the amendments simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment at each reporting period. This standard was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial statements.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-18 resulted in a decrease of cash provided by operating activities of $2.4 million and a decrease in cash provided by investing activities of $173.6 million for the six months ended June 30, 2017.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$50,402	$50,402	$-	$-	$50,402
Restricted cash and deposits	46,693	46,693	-	-	46,693
Marketable securities owned	21,455	21,455	-	-	21,455
Other investments (1)	1,250	-	1,250	-	1,250
Other investments measured at net asset value (1)	9,137	-	-	-	-
Loans held for investment, net of allowance for loan losses	285,846	-	284,353	2,669	287,022
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	784,663	-	786,482	-	786,482
Total assets:	$1,199,446	$118,550	$1,072,085	$2,669	$1,193,304

Liabilities:
Marketable securities sold, but not yet purchased	$5,630	$5,630	$-	$-	$5,630
Notes payable	18,829	-	18,829	-	18,829
Asset-backed securities issued	739,912	-	744,162	-	744,162
Bond payable	93,145	96,323	-	-	96,323
CLO V warehouse credit facility	238,500	-	238,500	-	238,500
Total liabilities:	$1,096,016	$101,953	$1,001,491	$-	$1,103,444

	December 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,594	$85,594	$-	$-	$85,594
Restricted cash and deposits	51,727	51,727	-	-	51,727
Marketable securities owned	20,825	20,825	-	-	20,825
Receivable from clearing broker	6,801	6,801	-		6,801
Other investments (1)	10,226	-	10,226	-	10,226
Other investments measured at net asset value (1)	8,224	-	-	-	-
Loans held for investment, net of allowance for loan losses	83,948	-	80,956	3,342	84,298
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	-	766,298	-	766,298
Total assets:	$1,032,928	$164,947	$857,480	$3,342	$1,025,769

Liabilities:
Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919
Asset-backed securities issued	738,248	-	748,015	-	748,015
Bond payable	93,103	-	97,014	-	97,014
CLO V warehouse credit facility	61,250	-	61,250	-	61,250
Total liabilities:	$900,520	$7,919	$906,279	$-	$914,198

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

(In thousands)		June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$21,455	$21,455	$-	$-	$21,455
Other investments:
Investments in hedge funds managed by the Company	1,250	-	1,250	-	1,250
Investments in other funds managed by the Company (1)	4,841	-	-	-	-
Total investment in funds managed by the Company (1)	6,091	-	1,250	-	1,250
Limited partnership in investments in private equity/ real estate funds (1)	4,296	-	-	-	-
Total other investments	10,387	-	1,250	-	1,250
Total assets:	$31,842	$21,455	$1,250	$-	$22,705

Marketable securities sold, but not yet purchased	$5,630	$5,630	$-	$-	$5,630

Total liabilities:	$5,630	$5,630	$-	$-	$5,630

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

(In thousands)		December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$20,825	$20,825	$-	$-	$20,825
Other investments:
Investments in hedge funds managed by the Company	10,226	-	10,226	-	10,226
Investments in other funds managed by the Company (1)	4,463	-	-	-	-
Total investment in funds managed by the Company (1)	14,689	-	10,226	-	10,226
Limited partnership in investments in private equity/ real estate funds (1)	3,761	-	-	-	-
Total other investments	18,450	-	10,226	-	10,226
Total assets:	$39,275	$20,825	$10,226	$-	$31,051

Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919

Total liabilities:	$7,919	$7,919	$-	$-	$7,919

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2018 and year ended December 31, 2017.

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

The Company determined the fair value of short-term debt, which includes notes payable and the CLO V warehouse credit facility, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

The Company determined the fair value of loans collateralizing asset-backed securities and loans held for investment identified as Level 2 assets primarily using the average market bid and ask quotation obtained from a loan pricing service. The valuations are received from a pricing service to which the Company subscribes. The pricing service's analysis incorporates comparable loans traded in the marketplace, the obligors industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decrease to the fair value measurement. The fair value of loans held for investment identified as Level 3 assets are determined using the discounted cash flow model using the treasury rate, loan interest rate, and an internally generated risk rate.

The Company determined the fair value of asset-backed securities issued based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

As of June 30, 2018 and December 31, 2017, $9.1 million and $7.9 million, respectively, of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Limited partner investments in private equity/real estate funds	Nonredeemable	N/A	$4,296	$3,761	$504	$1,235
Investment in other funds managed by the Company	Nonredeemable	N/A	$4,841	$4,173	$-	$-

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $0.9 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.

Loans Held for Investment

 At June 30, 2018 and December 31, 2017, loans held for investment outside of the CLO portfolios were five and ten, respectively. The Company reviews credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. In addition, as of June 30, 2018, the Company held $280.7 million of loans held for investment in the CLO V warehouse portfolio. The credit quality of the CLO V warehouse loans is evaluated in the same manner as the credit quality of loans collateralizing asset-backed securities issued.

There were no loans past due as of June 30, 2018 and one loan past due as of December 31, 2017. A summary of activity in loan losses for the three and six months ended June 30, 2018 and 2017 is as follows:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$(205)	$(858)	$(1,534)	$-	$(2,279)	$(494)	$(823)	$-
Provision for loan losses
Specific	-	-	-	-	(205)	-	(711)	-
General	-	(914)	-	-	-	(1,278)	-	-
Charge off	205	26	380	-	2,484	26	380	-
Transfer for loans collateralizing asset-backed securities	-	-	-	(513)	-	-	-	(513)
Balance, at end of the period	$-	$(1,746)	$(1,154)	$(513)	$-	$(1,746)	$(1,154)	$(513)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. The Company classified all of its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. There were no specifically impaired loans as of June 30, 2018. $1.4 million of recorded investment amount of loans issued were individually evaluated for impairment as of December 31, 2017. The table below presents certain information pertaining to the loans on non-accrual status as of December 31, 2017:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,379	$1,448	$391	$1,411	$32

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans held for investment at June 30, 2018 and December 31, 2017:

(In thousands)	Held for Investment - Cash Flow (CF)
	June 30,	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	57,848	12,174
B1 - B3	222,665	64,170
Caa1 - Caa3	4,452	5,310
Not Rated	2,669	4,595
Total:	$287,634	$86,249

Internal rating (1) :
2	$277,606	$77,525
3	5,110	384
4	2,499	2,613
5	-	1,379
Not rated	2,419	4,348
Total:	$287,634	$86,249

Performance:
Performing	$287,619	$83,161
Non-performing	15	3,088
Total:	$287,634	$86,249

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

5. Loans Collateralizing Asset-backed Securities Issued

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 is as follows:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(1,209)	$(6,492)	$(1,908)	$(5,187)	$(390)	$(6,533)	$(937)	$(5,783)
Provision for loan losses:
Specific reserve	-	-	(542)	-	(953)	-	(1,513)	-
General reserve	-	(369)	-	(1,290)	-	(328)	-	(874)
Transfer to loans held for investment	-	-	1,239	-	-	-	1,239	-
Charge off	1,099	-	-	-	1,233	-	-	180
Balance at end of period	$(110)	$(6,861)	$(1,211)	$(6,477)	$(110)	$(6,861)	$(1,211)	$(6,477)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2018 and December 31, 2017, $0.9 million and $1.4 million of the recorded investment amount in loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $790.7 million and $771.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at June 30, 2018 and December 31, 2017:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2018
Impaired loans with an allowance recorded	$864	$943	$110	$1,039	$-
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$864	$943	$110	$1,039	$-

December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total Impaired Loans	$1,379	$1,448	$391	$1,411	$32

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at June 30, 2018 or December 31, 2017. There was no troubled debt restructuring for the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The two loans were held under the same borrower. The loans, with a principal balance and a carrying balance of $ 1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of June 30, 2018.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at June 30, 2018 and December 31, 2017:

(In thousands)

	Cash Flow Loans
	June 30,	December 31,
	2018	2017
Moody's rating:
Baa1 - Baa3	$5,083	$8,880
Ba1 - Ba3	172,562	134,061
B1 - B3	556,067	579,091
Caa1 - Caa3	56,099	50,475
Ca	1,823	-
Total:	$791,634	$772,507

Internal rating: (1)
2	$714,439	$692,198
3	62,717	70,217
4	13,614	8,713
5	864	1,379
Total:	$791,634	$772,507

Performance:
Performing	$790,770	$771,128
Non-Performing	864	1,379
Total:	$791,634	$772,507

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Debt

Bond Payable

(In thousands)	June 30, 2018	December 31, 2017

$46 million, 8.00%, issued in January 2013, due on January 15, 2023	$45,905	$45,905
$50 million, 7.25%, issued in November 2017, due on November 15, 2027	50,000	50,000
Total remaining principal	$95,905	$95,905
Less: Debt issuance costs	(2,760)	(2,802)
Total debt obligations	$93,145	$93,103

The $46 million 8% Senior Notes and the $50 million 7.25% Senior Notes (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The $46 million 8% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the $46 million 8% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $46 million 8% Senior Notes until the maturity of the Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both June 30, 2018 and December 31, 2017, the Company was in compliance with the debt covenants in the indentures. On June 29, 2018, the Company has given notice of its intention to redeem $10 million its 8% Senior Notes on July 31, 2018 (the "Redemption Date"). The redemption price will be 100% of their principal amount, $25, plus unpaid interest up to, but excluding, the Redemption Date. On July 31, 2018, the Company redeemed $10 million Senior Notes at the principal amount of $25.

      The future scheduled principal payments of the debt obligations were as follows:

(In thousands)	June 30, 2018

2018	$9,979
2019	-
2020	-
2021	-
2022	-
Thereafter	85,926
Total	$95,905

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	June 30, 2018	December 31, 2017

$340.0 million, CLO V Warehouse Credit Facility through July 31, 2018	$238,500	$61,250
$25 million, JMP Holding Credit Agreement through June 4, 2019	18,000	-
$20 million, JMP Securities Revolving LOC through June 6, 2019 (1)	-	-
Other	829	-
Total Credit Facilities	$257,329	$61,250

(1) The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The Company's Credit Agreement ("the Credit Agreement") dated as of August 3, 2016, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2018 and December 31, 2017, the Company was in compliance with the loan covenants. As of June 30, 2018 and December 31, 2017, the outstanding balance on the Credit Agreement was $18.0 million and zero, respectively. The $25 million line of credit has a LIBOR plus 225 bps interest rate, which will convert to a term loan after June 4, 2019, and will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities.

The net loans collateralizing asset-backed securities CLO V warehouse facility was $280.7 million and $76.8 million as of June 30, 2018 and December 31, 2017, respectively. The CLO V warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.375% until July 31, 2018, which marks the end of the revolving period on the facility. The facility has a 10 months amortization period after the revolving period in which the outstanding balances bear interest rate at LIBOR plus 2.30%. On July 26, 2018 CLO V completed a $407.8 million securitization, comprised of $368.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $39.8 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO V. The CLO V warehouse was fully repaid as of July 26, 2018.

On February 28, 2018, the Company entered into a Repurchase Agreement with BNP Paribas. In connection with the Agreement, BNP took custody of asset-back securities issued by CLO III that had a par-value of $4.5 million. The Repurchase Agreement specified that a significant decline of the fair market value of the asset-backed securities would result in a call of additional cash collateral. We settled the Repurchase Agreement and sold the CLO III asset-backed security in May 2018 and recognized a loss on redemption of the asset-backed security of $42 thousand.

7. Asset-backed Securities Issued

 The table below sets forth the outstanding debt obligations of CLO III and CLO IV as of June 30, 2018 and December 31, 2017:

(In thousands)	As of June 30, 2018					As of December 31, 2017
	Outstanding Principal Balance	Interest Rate Spread to LIBOR			Weighted Average Remaining Maturity (years)	Outstanding Principal Balance	Interest Rate Spread to LIBOR			Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$513,750	0.85%	-	1.37%	10.06	$513,750	1.24%	-	1.37%	9.22
Class B Senior Secured Floating Rate Notes	95,700	1.30%	-	1.90%	10.06	95,700	1.80%	-	1.90%	9.26
Class C Senior Secured Deferrable Floating Rate Notes	49,500	1.80%	-	2.65%	10.05	49,500	2.60%	-	2.65%	9.18
Class D Senior Secured Deferrable Floating Rate Notes	46,350	2.60%	-	4.15%	10.03	46,350	3.90%	-	4.15%	9.14
Class E Senior Secured Deferrable Floating Rate Notes	40,800	5.70%	-	6.80%	10.05	40,800	6.80%	-	7.10%	9.21
Total secured notes sold to investors	$746,100					$746,100

Less: Debt issuance cost	(6,188)					(7,852)
Total CLOs asset-backed securities issued	$739,912					$738,248

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

        As of June 30, 2018, future scheduled payments with respect to the debt obligations of the CLOs were as follows:

(In thousands)
As of June 30, 2018
2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	746,100
Total	$746,100

    The net loans collateralizing asset-backed securities for CLO III and CLO IV is $784.7 million and $765.6 million as of June 30, 2018 and December 31, 2017, respectively.

 8. Shareholders’ Equity

Share Repurchase Program

During the three months ended June 30, 2018, the Company repurchased 92,922 of the Company’s shares, at an average price of $5.15 per share, for an aggregate purchase price of $0.5 million on the open market. During the six months ended June 30, 2018, the Company repurchased 294,909 of the Company’s shares, at an average price of $5.28 per share, for an aggregate purchase price of $1.6 million on the open market.

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

9. Share-Based Compensation

        On January 1, 2015, the board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). The plan maintains authorization of the issuance of 4,000,000 shares, as originally approved by shareholders on April 12, 2007 and subsequently approved by shareholders on June 6, 2011. This amount is increased by any shares JMP Group LLC purchases on the open market, or through any share repurchase or share exchange program, as well as any shares that may be returned to the JMP Group Plan or the JMP Group LLC 2004 Equity Incentive Plan (“JMP Group 2004 Plan”) as a result of forfeiture, termination or expiration of awards; not to exceed a maximum aggregate number of shares of 2,960,000 shares under the JMP Group 2004 Plan. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury shares.

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2018:

	Six Months Ended
	June 30, 2018
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,515,000	$6.55
Balance, end of period	2,515,000	$6.55

Options exercisable at end of period	2,515,000	$6.55

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2018:

June 30, 2018
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,515,000	1.02	$6.55	$-	2,515,000	1.02	$6.55	-

   The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company did not recognize any compensation expense related to share options for the three months ended June 30, 2018 and 2017. The Company recognized compensation expense related to share options of zero and $54 thousand for the six months ended June 30, 2018 and 2017, respectively.

   As of June 30, 2018, there was no unrecognized compensation expense related to share options.

   There were no share options exercised during the three months ended June 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options. There were no share options exercised during the six months ended June 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options. The Company recognized current income tax benefits of zero and $20 thousand from the exercise of share options during the three and six months ended June 30, 2017.

   The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 6, 2018, the Company granted approximately 260,000 RSUs to certain employees of the Company as part of the 2017 deferred compensation program. 50% of these units will vest on December 1, 2018 and the remaining 50% will vest on December 1, 2019, subject to the grantees’ continued employment through such dates. On March 15, 2018, the Company granted approximately 67,000 RSUs to its independent directors. 25% of these units will vest on April 1, 2018, July 1, 2018, October 1, 2018, respectively, and the remaining 25% will vest on January 1, 2019. The Company also granted RSUs for new hires throughout the year.

   The following table summarizes RSU activity for the six months ended June 30, 2018:

	Six Months Ended
	June 30, 2018
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	277,193	$5.60
Granted	454,974	5.01
Vested	(52,191)	5.97
Forfeited	(128,003)	5.32
Balance, end of period	551,973	$5.14

The aggregate fair value of RSUs vested during both the three months ended June 30, 2018 and 2017 were $191 thousand and $89 thousand, respectively. The aggregate fair value of RSUs vested during both the six months ended June 30, 2018 and 2017 were $312 thousand and $655 thousand, respectively. The income tax benefits realized from the vested RSUs were $28 thousand and $34 thousand for the three months ended June 30, 2018 and 2017, respectively. The income tax benefits realized from the vested RSUs were $28 thousand and $250 thousand for the six months ended June 30, 2018 and 2017, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2018 and 2017, the Company recorded compensation expenses related to RSU's of $0.3 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to RSU's of $0.8 million and $1.6 million, respectively.

For the three months ended June 30, 2018 and 2017, the Company recognized income tax benefits of $55 thousand and $155 thousand, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2018 and 2017, the Company recognized income tax benefits of $113 thousand and $359 thousand, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2018, there was $1.8 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.22 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.72%, distribution yield of 9.11%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the six months ended June 30, 2018:

	Six Months Ended
	June 30, 2018
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2018:

June 30, 2018
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise Prices			Number	Contractual	Exercise	Intrinsic
			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	1.50	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period. All of the outstanding SARs as of June 30, 2018 are fully vested. For the three months ended June 30, 2018 and 2017, the Company recorded compensation expense of $25 thousand and compensation benefit of $348 thousand, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded compensation benefit of $99 thousand and $331 thousand, respectively.

For the three months ended June 30, 2018 and 2017, the Company recognized income tax expense of $6 thousand and income tax benefit of $132 thousand, respectively, related to the compensation expense recognized for SARs. For the six months ended June 30, 2018 and 2017, the Company recognized income tax benefit of $26 thousand and $126 thousand, respectively, related to the compensation expense recognized for SARs. As of June 30, 2018, there was no unrecognized compensation expense related to SARs. There were no SARs exercised during the six months ended June 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of SARs.

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

The computations of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to JMP Group, LLC	$(1,988)	$(8,535)	$(2,271)	$(13,275)

Denominator:
Basic weighted average shares outstanding	21,537	21,652	21,601	21,612

Effect of potential dilutive securities:
Restricted share units	-	-	-	-

Diluted weighted average shares outstanding	21,537	21,652	21,601	21,612

Net loss per share
Basic	$(0.09)	$(0.39)	$(0.11)	$(0.61)
Diluted	$(0.09)	$(0.39)	$(0.11)	$(0.61)

Due to the net loss for the three and six months ended June 30, 2017 and June 30, 2018, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.2 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

12. Income Taxes

JMP Group LLC qualifies as a publicly traded partnership. The entity is taxed as a partnership for United States federal income tax purposes. The Company owns intermediate holding subsidiaries, a few of which are taxable corporate subsidiaries. The taxable income earned by these subsidiaries is subject to U.S. Federal and state income taxation. Taxable income earned by JMP Investment Holdings LLC, a wholly-owned subsidiary, is not subject to U.S. federal and state corporate income tax. This taxable income is allocated to JMP Group LLCs partners.

For the three months ended June 30, 2018 and 2017, the Company recorded income tax expense of $4.9 million and benefit of $0.2 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $0.7 million and $1.3 million, respectively. The effective tax rates were -57.56% and -11.35% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates were 18.55% and 9.41% for the six months ended June 30, 2018 and 2017, respectively.

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $1.1 million for both quarters ended June 30, 2018 and 2017. Occupancy expense was $2.3 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease
Year ending December 31,	Commitments
2018	$2,573
2019	4,237
2020	2,858
2021	2,847
2022	2,717
Thereafter	7,653
Total Lease Commitments	$22,885

     In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At both June 30, 2018 and December 31, 2017, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both June 30, 2018 and December 31, 2017. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $132.5 million and $49.1 million as of June 30, 2018 and December 31, 2017, respectively. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $131.1 million and $49.2 million as of June 30, 2018 and December 31, 2017, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $23.7 million and $37.3 million, which were $22.4 million and $35.9 million in excess of the required net capital of $1.3 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.79 to 1 and 0.58 to 1 at June 30, 2018 and December 31, 2017, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of June 30, 2018 and December 31, 2017, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $16.6 million and $24.1 million, respectively, which consisted of investments in hedge and other private funds of $6.1 million and $14.7 million, respectively, and an investment in HCC common stock of $10.5 million and $9.4 million, respectively. Base management fees earned from these affiliated entities were $3.3 million and $4.1 million for the three months ended June 30, 2018 and 2017. Base management fees earned from these affiliated entities were $6.3 million and $8.1 million for the six months ended June 30, 2018 and 2017. Also, the Company earned incentive fees of $2.1 million and $0.1 million, from these affiliated entities for the three months ended June 30, 2018 and 2017, respectively. The Company earned incentive fees of $5.5 million and $1.9 million, from these affiliated entities for the six months ended June 30, 2018 and 2017, respectively. The Company had incentive fees receivable from these affiliated entities of zero and $0.4 million for June 30, 2018 and December 31, 2017, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of June 30, 2018 and December 31, 2017, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of loans held for investment to be $2.4 million and $2.9 million as of June 30, 2018 and December 31, 2017, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of June 30, 2018, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million as capital attributable to non-controlling interest upon execution as of June 30, 2018. The Company has allocated income on the investment based on the affiliates pro-rate share of ownership of the investment series of $15 thousand $28 thousand for the three and six months ended June 30, 2018.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2018 and December 31, 2017 have subsequently settled with no resulting material liability to the Company. For the three and six months ended June 30, 2018 and 2017, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2018 or December 31, 2017.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $3.1 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 13 for description of the Company's unfunded commitments to lend as of June 30, 2018 and December 31, 2017.

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

The Company’s segment information for the three and six months ended June 30, 2018 and 2017 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Broker-Dealer
Non-interest revenues	$34,015		$24,206		$59,344		$43,096
Total net revenues after provision for loan losses	$34,015		$24,206		$59,344		$43,096
Non-interest expenses	30,410		22,458		53,326		41,019
Segment operating pre-tax net income	$3,605		$1,748		$6,018		$2,077
Segment assets	$70,349		$57,491		$70,349		$57,491
Asset Management
Non-interest revenues	$4,572		$4,856		$8,561		$10,167
Total net revenues after provision for loan losses	$4,572		$4,856		$8,561		$10,167
Non-interest expenses	4,756		5,303		9,776		10,398
Segment operating pre-tax net loss	$(184)		$(447)		$(1,215)		$(231)
Segment assets	$20,529		$19,324		$20,529		$19,324
Corporate
Non-interest revenues	$3,556		$2,128		$5,724		$5,417
Net interest income	2,927		940		5,054		955
Gain on repurchase or early retirement of debt	(42)		-		(42)		210
Provision for loan losses	(37)		(409)		(930)		(1,822)
Total net revenues after provision for loan losses	$6,404		$2,659		$9,806		$4,760
Non-interest expenses	5,945		3,634		12,392		8,918
Segment operating pre-tax net income (loss)	$459		$(975)		$(2,586)		$(4,158)
Segment assets	$1,434,858		$1,245,922		$1,434,858		$1,245,922
Eliminations
Non-interest revenues	$(1,168)		$(722)		$(2,147)		$(1,763)
Total net revenues after provision for loan losses	$(1,168)		$(722)		$(2,147)		$(1,763)
Non-interest expenses	(1,168)		(722)		(2,149)		(1,763)
Segment operating pre-tax net income	$-		$-		$2		$-
Segment assets	$(274,705)		$(322,760)		$(274,705)		$(322,760)
Consolidating adjustments and reconciling items
Non-interest revenues	$576	(a)	$(1,882)	(a)	$(1,637)	(a)	$(3,869)	(a)
Net interest income	1,108	(b)	1,013	(b)	1,989	(b)	1,970	(b)
Loss on repurchase or early retirement of debt	-		(5,542)		(2,626)		(5,542)
Provision for loan losses	(1,243)		(1,445)		(1,815)		(1,298)
Total net revenues after provision for loan losses	$441		$(7,856)		$(4,089)		$(8,739)
Non-interest expenses	635	(c)	868	(c)	1,759	(c)	2,574	(c)
Non-controlling interest expense	779		335		(685)		932
Segment operating pre-tax net loss	$(973)	(d)	$(9,059)	(d)	$(5,163)	(d)	$(12,245)	(d)
Segment assets	$-		$-		$-		$-
Total Segments
Non-interest revenues	$41,551		$28,586		$69,845		$53,048
Net interest income	4,035		1,953		7,043		2,925
Gain (loss) on repurchase or early retirement of debt	(42)		(5,542)		(2,668)		(5,332)
Provision for loan losses	(1,280)		(1,854)		(2,745)		(3,120)
Total net revenues after provision for loan losses	$44,264		$23,143		$71,475		$47,521
Non-interest expenses	40,578		31,541		75,104		61,146
Non-controlling interest expense	779		335		(685)		932
Segment operating pre-tax net income (loss)	$2,907		$(8,733)		$(2,944)		$(14,557)
Total assets	$1,251,031		$999,978		$1,251,031		$999,978

(a)	Non-interest revenue adjustments are comprised of loan sale gains, mark-to-market gains/losses, strategic equity investments and warrants, and fund related revenues recognized upon consolidation of certain Harvest Funds.
(b)	The Net Interest income adjustment is comprised of the non-cash net amortization of liquidity discounts at JMP Credit, due to scheduled contractual repayments, and amortization expense related to an intangible asset.
(c)	Non-interest expense adjustments relate to reversals of share-based compensation and exclusion of fund-related expenses recognized upon consolidation of certain Harvest Funds.
(d)	Reconciling operating pre-tax net income to Consolidated Net Income before income tax expense in the Consolidated Statements of Operations consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating net income (loss)	$3,384	$559	$1,753	$(1,524)
Add back (subtract) of segment income tax expense (benefit)	496	(233)	466	(788)
Total Segments adjusted operating pre-tax net income (loss)	$3,880	$326	$2,219	$(2,312)
Subtract (Add back)
Share-based awards and deferred compensation	69	207	213	1,167
General loan loss provision - collateralized loan obligations	1,164	1,251	1,493	833
Early retirement of debt	-	5,432	1,318	5,432
Restructuring costs - CLO portfolios	(10)	286	54	286
Amortization of intangible asset - CLO III	69	69	138	138
Unrealized (gain) loss - real estate-related depreciation and amortization	(24)	1,745	1,604	3,901
Unrealized mark-to-market (gain) loss - strategic equity investments	(295)	69	343	488
Total Consolidation Adjustments and Reconciling Items	973	9,059	5,163	12,245
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$2,907	$(8,733)	$(2,944)	$(14,557)

Income tax expense (benefit)	4,895	(198)	(673)	(1,282)
Consolidated net loss attributable to JMP Group LLC	$(1,988)	$(8,535)	$(2,271)	$(13,275)

20. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from these VIEs consists of equity investments and receivables as follows:

	As of
(In thousands)	June 30, 2018	December 31, 2017
Investment	$5,307	$8,226
Receivables	206	262
Total	$5,513	$8,488

21. Consolidating Financial Statements

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

The following consolidating financial statements present the consolidated statements of financial condition, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of JMP Group LLC (parent company and guarantor), JMP Group Inc. (issuer), JMP Investment Holdings LLC (guarantor subsidiary), and the elimination of entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of June 30, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$1,265	$4,906	$1,492	$42,739	$-	$50,402
Restricted cash and deposits	-	1,471	-	45,222	-	46,693
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	17,540	-	17,540
Marketable securities owned, at fair value	-	-	10,558	10,993	(96)	21,455
Other investments	-	3,272	3,151	10,493	-	16,916
Loans held for investment, net of allowance for loan losses	-	-	2,695	283,151	-	285,846
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	784,663	-	784,663
Interest receivable	-	1	163	2,584	(177)	2,571
Fixed assets, net	-	-	-	2,351	-	2,351
Other assets	(6,608)	135,950	(26,509)	75,605	(155,844)	22,594
Investment in subsidiaries	219,949	74,689	124,804	-	(419,442)	-
Total assets	$214,606	$220,289	$116,354	$1,275,341	$(575,559)	$1,251,031

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$5,630	$-	$5,630
Accrued compensation	610	1,524	23	23,133	-	25,290
Asset-backed securities issued	-	-	-	739,912	-	739,912
Interest payable	-	1,240	-	7,791	(177)	8,854
Notes payable	137,603	-	-	35,763	(154,537)	18,829
CLO V warehouse credit facility	-	-	-	238,500	-	238,500
Bond payable	-	93,241	-	-	(96)	93,145
Other liabilities	2,801	5,645	-	11,358	(1,202)	18,602
Total liabilities	$141,014	$101,650	$23	$1,062,087	$(156,012)	$1,148,762

Total members' (deficit) equity	73,592	118,639	102,433	213,749	(419,759)	88,654
Nonredeemable Non-controlling Interest	$-	$-	$13,898	$(495)	$212	$13,615
Total equity	$73,592	$118,639	$116,331	$213,254	$(419,547)	$102,269
Total liabilities and equity	$214,606	$220,289	$116,354	$1,275,341	$(575,559)	$1,251,031

	As of December 31, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$951	$4,819	$12,681	$67,143	$-	$85,594
Restricted cash and deposits	-	1,471	-	50,256	-	51,727
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	-	9,567	-	9,567
Marketable securities owned, at fair value	-	-	9,464	11,456	(95)	20,825
Other investments	-	3,101	11,543	13,340	-	27,984
Loans held for investment, net of allowance for loan losses	-	-	4,233	79,715	-	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	765,583	-	765,583
Interest receivable	-	4	165	2,090	-	2,259
Fixed assets, net	-	-	-	2,322	-	2,322
Other assets	(4,603)	132,931	(8,787)	64,490	(157,214)	26,817
Investment in subsidiaries	226,894	70,775	127,325	-	(424,994)	-
Total assets	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$-	$7,919	$-	$7,919
Accrued compensation	-	150	-	42,981	-	43,131
Asset-backed securities issued	-	-	-	738,248	-	738,248
Interest payable	-	1,109	-	5,403	-	6,512
CLO V warehouse credit facility	-	-	-	61,250	-	61,250
Bond payable	-	93,198	-	-	(95)	93,103
Other liabilities	138,796	5,710	-	28,885	(157,107)	16,284
Total liabilities	$138,796	$100,167	$-	$884,686	$(157,202)	$966,447

Total members' (deficit) equity	84,446	112,934	141,955	182,313	(425,313)	96,335
Nonredeemable Non-controlling Interest	$-	$-	$14,669	$(1,037)	$212	$13,844
Total equity	$84,446	$112,934	$156,624	$181,276	$(425,101)	$110,179
Total liabilities and equity	$223,242	$213,101	$156,624	$1,065,962	$(582,303)	$1,076,626

	For the Three Months Ended June 30, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$28,562	$-	$28,562
Brokerage	-	-	-	5,447	-	5,447
Asset management fees	-	-	-	5,420	(42)	5,378
Principal transactions	194	(126)	339	1,277	-	1,684
Loss on sale, payoff and mark-to-market of loans	-	-	(15)	(135)	-	(150)
Net dividend income	-	11	280	28	-	319
Other income	-	-	-	311	-	311
Equity earnings of subsidiaries	(103)	2,719	3,680	-	(6,296)	-
Non-interest revenues	91	2,604	4,284	40,910	(6,338)	41,551

Interest income	371	1,141	296	15,921	(2,060)	15,669
Interest expense	(1,138)	(2,299)	(20)	(10,237)	2,060	(11,634)
Net interest income	(767)	(1,158)	276	5,684	-	4,035

Loss on repurchase, reissuance or early retirement of debt	-	-	(42)	-	-	(42)
Provision for loan losses	-	-	-	(1,280)	-	(1,280)

Total net revenues after provision for loan losses	(676)	1,446	4,518	45,314	(6,338)	44,264

Non-interest expenses
Compensation and benefits	598	1,235	23	27,282	-	29,138
Administration	159	101	12	2,481	(42)	2,711
Brokerage, clearing and exchange fees	-	-	-	788	-	788
Travel and business development	(31)	4	-	1,229	-	1,202
Communications and technology	1	2	-	1,044	-	1,047
Managed deal expense	-	-	-	2,348	-	2,348
Occupancy	-	-	-	1,143	-	1,143
Professional fees	585	67	5	481	-	1,138
Depreciation	-	-	-	287	-	287
Other	-	-	69	707	-	776
Total non-interest expenses	1,312	1,409	109	37,790	(42)	40,578
Net income (loss) before income tax expense	(1,988)	37	4,409	7,524	(6,296)	3,686
Income tax expense	-	3,734	-	1,161	-	4,895
Net income (loss)	(1,988)	(3,697)	4,409	6,363	(6,296)	(1,209)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	-	-	815	(36)	-	779
Net income (loss) attributable to JMP Group LLC	$(1,988)	$(3,697)	$3,594	$6,399	$(6,296)	$(1,988)

	For the Three Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$19,128	$-	$19,128
Brokerage	-	-	-	5,078	-	5,078
Asset management fees	-	-	-	4,192	(39)	4,153
Principal transactions	-	(487)	324	(160)	-	(323)
Gain on sale, payoff and mark-to-market of loans	-	-	-	83	-	83
Net dividend income	-	1	256	16	-	273
Other income	-	-	-	194	-	194
Equity earnings of subsidiaries	(6,704)	1,012	(4,196)	-	9,888	-
Non-interest revenues	(6,704)	526	(3,616)	28,531	9,849	28,586

Interest income	472	1,139	9	10,070	(1,994)	9,696
Interest expense	(1,139)	(2,272)	-	(6,326)	1,994	(7,743)
Net interest income	(667)	(1,133)	9	3,744	-	1,953

Loss on repurchase, reissuance or early retirement of debt	-	-	-	(5,542)	-	(5,542)
Provision for loan losses	-	-	(20)	(1,834)	-	(1,854)

Total net revenues after provision for loan losses	(7,371)	(607)	(3,627)	24,899	9,849	23,143

Non-interest expenses
Compensation and benefits	547	749	532	20,824	-	22,652
Administration	143	111	71	2,435	(39)	2,721
Brokerage, clearing and exchange fees	-	-	-	789	-	789
Travel and business development	10	-	-	1,101	-	1,111
Communications and technology	1	3	-	1,047	-	1,051
Occupancy	-	-	-	1,111	-	1,111
Professional fees	462	87	-	304	-	853
Depreciation	-	-	-	303	-	303
Other	-	11	69	870	-	950
Total non-interest expenses	1,163	961	672	28,784	(39)	31,541
Net income (loss) before income tax expense	(8,534)	(1,568)	(4,299)	(3,885)	9,888	(8,398)
Income tax expense (benefit)	-	(1,070)	-	872	-	(198)
Net income (loss)	(8,534)	(498)	(4,299)	(4,757)	9,888	(8,200)
Less: Net income attributable to nonredeemable non-controlling interest	-	-	256	79	-	335
Net income (loss) attributable to JMP Group LLC	$(8,534)	$(498)	$(4,555)	$(4,836)	$9,888	$(8,535)

	For the Six Months Ended June 30, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$49,224	$-	$49,224
Brokerage	-	-	-	10,111	-	10,111
Asset management fees	-	-	-	12,025	(222)	11,803
Principal transactions	(1,853)	(144)	(793)	854	-	(1,936)
Loss on sale, payoff and mark-to-market of loans	-	-	(15)	(317)	-	(332)
Net dividend income	2	14	549	50	-	615
Other income	-	-	-	360	-	360
Equity earnings of subsidiaries	3,704	2,791	3,396	-	(9,891)	-
Non-interest revenues	1,853	2,661	3,137	72,307	(10,113)	69,845

Interest income	744	2,283	587	28,895	(4,130)	28,379
Interest expense	(2,277)	(4,592)	(25)	(18,571)	4,129	(21,336)
Net interest income	(1,533)	(2,309)	562	10,324	(1)	7,043

Loss on repurchase, reissuance or early retirement of debt	-	-	(42)	(2,626)	-	(2,668)
Reversal (provision) for loan losses	-	-	15	(2,760)	-	(2,745)

Total net revenues after provision for loan losses	320	352	3,672	77,245	(10,114)	71,475

Non-interest expenses
Compensation and benefits	1,009	2,076	72	50,242	-	53,399
Administration	290	238	36	4,602	(222)	4,944
Brokerage, clearing and exchange fees	-	-	-	1,565	-	1,565
Travel and business development	35	18	-	2,103	-	2,156
Communications and technology	1	5	-	2,103	-	2,109
Managed deal expense	-	-	-	3,914	-	3,914
Occupancy	-	-	-	2,260	-	2,260
Professional fees	1,256	152	5	1,630	-	3,043
Depreciation	-	-	-	551	-	551
Other	-	-	138	1,025	-	1,163
Total non-interest expenses	2,591	2,489	251	69,995	(222)	75,104
Net income (loss) before income tax expense	(2,271)	(2,137)	3,421	7,250	(9,892)	(3,629)
Income tax expense (benefit)	-	(2,255)	-	1,582	-	(673)
Net income (loss)	(2,271)	118	3,421	5,668	(9,892)	(2,956)
Less: Net loss attributable to nonredeemable non-controlling interest	-	-	(231)	(454)	-	(685)
Net income (loss) attributable to JMP Group LLC	$(2,271)	$118	$3,652	$6,122	$(9,892)	$(2,271)

	For the Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$-	$32,728	$-	$32,728
Brokerage	-	-	-	10,364	-	10,364
Asset management fees	-	-	-	10,143	(79)	10,064
Principal transactions	-	(479)	(72)	(1,665)	-	(2,216)
Gain on sale, payoff and mark-to-market of loans	-	-	-	930	-	930
Net dividend income	-	1	512	26	-	539
Other income	-	-	-	639	-	639
Equity earnings of subsidiaries	(9,469)	728	(3,612)	-	12,353	-
Non-interest revenues	(9,469)	250	(3,172)	53,165	12,274	53,048

Interest income	840	2,278	107	19,615	(4,077)	18,763
Interest expense	(2,278)	(4,546)	-	(13,091)	4,077	(15,838)
Net interest income	(1,438)	(2,268)	107	6,524	-	2,925

Gain (loss) on repurchase, reissuance or early retirement of debt	210	-	-	(5,542)	-	(5,332)
Provision for loan losses	-	-	(20)	(3,100)	-	(3,120)

Total net revenues after provision for loan losses	(10,697)	(2,018)	(3,085)	51,047	12,274	47,521

Non-interest expenses
Compensation and benefits	1,082	1,395	779	41,194	-	44,450
Administration	270	233	97	4,019	(79)	4,540
Brokerage, clearing and exchange fees	-	-	-	1,548	-	1,548
Travel and business development	88	-	-	1,938	-	2,026
Communications and technology	2	5	-	2,097	-	2,104
Occupancy	-	-	-	2,222	-	2,222
Professional fees	1,134	154	-	727	-	2,015
Depreciation	-	-	-	614	-	614
Other	-	17	138	1,472	-	1,627
Total non-interest expenses	2,576	1,804	1,014	55,831	(79)	61,146
Net income (loss) before income tax expense	(13,273)	(3,822)	(4,099)	(4,784)	12,353	(13,625)
Income tax expense (benefit)	-	(2,090)	-	808	-	(1,282)
Net income (loss)	(13,273)	(1,732)	(4,099)	(5,592)	12,353	(12,343)
Less: Net income attributable to nonredeemable non-controlling interest	-	-	693	239	-	932
Net income (loss) attributable to JMP Group LLC	$(13,273)	$(1,732)	$(4,792)	$(5,831)	$12,353	$(13,275)

	For the Six Months Ended June 30, 2018
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,730	$(1,130)	$20,513	$(26,374)	$(9,933)	$(14,194)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(580)	-	(580)
Investment in subsidiary	6,945	(3,914)	2,521	-	(5,552)	-
Purchases of other investments	-	(430)	(5,187)	(55)	4,453	(1,219)
Sales of other investments	-	116	13,161	2,306	(4,411)	11,172
Funding of loans collateralizing asset-backed securities issued	-	-	-	(193,024)	-	(193,024)
Funding of loans held for investment	-	-	14	(225,365)	-	(225,351)
Sale, payoff, and principal receipts of loans collateralizing asset-backed securities issued	-	-	(15)	172,430	-	172,415
Sale, payoff, and principal payments on loans held for investment	-	-	1,560	20,546	-	22,106
Net changes in cash collateral posted for derivative transactions	-	-	-	-	-	-
Net cash provided by (used in) investing activities	$6,945	$(4,228)	$12,054	$(223,742)	$(5,510)	$(214,481)

Cash flows from financing activities:
Proceeds from issuance of Repurchase Agreement	-	-	3,878	-	-	3,878
Proceeds from drawdowns on CLO V warehouse facility	-	-	-	177,250	-	177,250
Proceeds from drawdowns on line of credit	-	-	-	18,000	-	18,000
Proceeds from sale of note to affiliate	-	-	-	829	-	829
Payments of debt issuance costs	-	(142)	-	(1,715)	-	(1,857)
Repayment of asset-backed securities issued	-	-	(4,453)	(327,647)	-	(332,100)
Repayment of Repurchase Agreement	-	-	(3,878)	-	-	(3,878)
Proceeds of issuance from asset-backed securities issued	-	-	-	327,605	-	327,605
Reissuance of asset-backed securities	-	-	4,411	42	-	4,453
Distributions and dividend equivalents paid on common shares and RSUs	(3,975)	-	-	-	-	(3,975)
Capital contributions of parent	(3,174)	5,587	(43,174)	25,318	15,443	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	449	-	449
Purchases of common shares for treasury	(1,525)	-	-	-	-	(1,525)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	-	656	-	-
Distributions to non-controlling interest shareholders	-	-	(540)	(109)	-	(649)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	-	-	-		(31)
Net cash provided by (used in) financing activities	$(9,361)	$5,445	$(43,756)	$220,678	$15,443	$188,449
Net increase (decrease) in cash, cash equivalents, and restricted cash	314	87	(11,189)	(29,438)	-	(40,226)
Cash, cash equivalents, and restricted cash at beginning of period	951	6,290	12,681	117,399	-	137,321
Cash, cash equivalents, and restricted cash at end of period	$1,265	$6,377	$1,492	$87,961	$-	$97,095

	For the Six Months Ended June 30, 2017
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash used in operating activities	$(11,801)	$(536)	$(938)	$(10,439)	$(2,979)	$(26,693)

Cash flows from investing activities:
Purchases of fixed assets	-	-	-	(100)	-	(100)
Purchases of other investments	-	(844)	(684)	-	-	(1,528)
Sales of other investments	-	181	594	(5,029)	15,330	11,076
Funding of loans collateralizing asset-backed securities issued	-	-	-	(510,421)	-	(510,421)
Funding of loans held for sale	-	-	-	(2,752)	-	(2,752)
Funding of loans held for investment	-	-	(1,231)	(4,630)	5,605	(256)
Repayment of loans held for sale	-	-	-	1,784	-	1,784
Sale, payoff, and principal payments on loans held for investment	-	-	-	33,951	-	33,951
Sale, payoff and Principal receipts of loans collateralizing asset-backed securities issued	-	-	-	406,137	(5,605)	400,532
Net changes in cash collateral posted for derivative transactions	-	-	-	23,460		23,460
Investment in subsidiary	27,774	3,262	100,765	-	(131,801)	-
Net cash provided by (used in) investing activities	$27,774	$2,599	$99,444	$(57,600)	$(116,471)	$(44,254)

Cash flows from financing activities:
Repayment of asset-backed securities issued	-	-	-	(503,617)	-	(503,617)
Proceeds of issuance from asset-backed securities issued	-	-	-	408,394	-	408,394
Distributions and dividend equivalents paid on common shares and RSUs	(3,903)	-	-	-	-	(3,903)
Capital contributions of nonredeemable non-controlling interest holders	-	-	-	92	-	92
Proceeds from exercises of stock options	905	-	-	-	-	905
Purchases of common shares for treasury	(402)	-	-	-	-	(402)
Distributions to non-controlling interest shareholders	-	-	(2,673)	(398)	-	(3,071)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-	-	-	-	(184)
Capital contributions of parent	(5,003)	992	(70,037)	(45,402)	119,450	-
Net cash provided by (used in) financing activities	$(8,587)	$992	$(72,710)	$(140,931)	$119,450	$(101,786)
Net increase (decrease) in cash and cash equivalents	7,386	3,055	25,796	(208,970)	-	(172,733)
Cash, cash equivalents, and restricted cash at beginning of period	255	3,234	5,060	304,599	-	313,148
Cash, cash equivalents, and restricted cash at end of period	$7,641	$6,289	$30,856	$95,629	$-	$140,415

22. Subsequent Events

On June 29, 2018, the Company announced its intent to redeem $10 million of the issued and outstanding Senior Notes on July 31, 2018 (the "Redemption Date"). The Notes will be redeemed at 100% of their principal amount, $25, plus the accrued and unpaid interest thereon up to, but excluding, the Redemption Date. On July 31, 2018, the Company redeemed $10 million Senior Notes at the principal amount of $25.

On July 18, 2018, the Company’s board of directors declared cash distributions of $0.03 per share for the months of July, August, and September. The July distribution is payable on August 15, 2018, to shareholders of record as of July 31, 2018. The August distribution is payable on September 14, 2018, to shareholders of record as of August 31, 2018. The September distribution is payable on October 15, 2018, to shareholders of record as of September 28, 2018.

  On July 26, 2018 CLO V completed a $407.8 million securitization, comprised of $368.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $39.8 million of unsecured subordinated notes (the “Subordinated Notes”). The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO V. The CLO V warehouse was fully repaid as of July 26, 2018. The Company, through a wholly-owned subsidiary, purchased $2,500,000 of the Senior Subordinated Notes and $29,825,000 of the Junior Subordinated Notes.

On August 6, 2018 the Company entered into an amendment to its Credit Agreement with CNB. The amendment provides a $25.0 million line of credit with a revolving period of one year. At June 4, 2019, any outstanding amounts convert to a term loan. Beginning July 2019, the term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

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

As of June 30, 2018 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of assets under management or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); and 30% for JMP Capital I. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of assets under management and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For the six months ended June 30, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance. For both the six months ended June 30, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO III were 0.35% and 0.33%, respectively, of the average aggregate collateral balance. For the six months ended June 30, 2018 and 2017, the contractual base and subordinated fees earned from CLO IV, after securitization, were 0.50% and 0.15%, respectively, of the average aggregate collateral balance. For the six months ended June 30, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30, 2018	December 31, 2017	June 30, 2018		December 31, 2017
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners	$361,586	$377,513		$720		$1,074
Harvest Agriculture Select (2)	87,233	99,133		541		9,259
Private Equity Funds:
Harvest Growth Capital LLC	22,454	19,487		842		852
Harvest Growth Capital LLC II	171,441	149,998		3,325		3,011
Harvest Intrexon Enterprise Fund	58,365	70,295		385		430
JMP Realty Partners I	28,607	28,607		2,832		2,832
Other	15,889	10,111		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	2,978	3,048		4		6
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	128,062	128,408		N/A		N/A
JMP Capital I	23,529	23,529		2,329		2,329
HCS and HCAP Advisors Totals	$900,144	$910,129		$10,978		$19,793

CLOs and CLO Warehouse Managed by JMPCA:
CLO III (3)	360,442	360,680		N/A		N/A
CLO IV (3)	450,440	450,985		N/A		N/A
CLO V warehouse (3)	299,729	82,691		N/A		N/A
JMPCA Totals	$1,110,611	$894,356	$	N/A	$	N/A

JMP Group LLC Totals	$2,010,755	$1,804,485		$10,978		$19,793

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

(2)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(3)	CLO III, CLO IV, and CLO V warehouse were consolidated in the Company’s Statements of Financial Condition for the period ended June 30, 2018 and the year ended December 31, 2017.
(4)	JMP Masters began the process of liquidation on December 31, 2015.

(In thousands)	Funds Managed by HCS and JMPAM
	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2017	$476,646	$272,093	$3,048	$751,788
Subscriptions	9,833	4,155	-	13,988
Redemptions	(52,382)	(5,482)	-	(57,864)
Appreciation (depreciation)	14,721	21,965	(70)	36,616
AUM at June 30, 2018	$448,818	$292,731	$2,978	$744,528

	Funds Managed by HCS and JMPAM
(In thousands)	Hedge Funds	Private Equity Funds	Funds of Funds	Total

AUM at December 31, 2016	$610,965	$422,229	$4,010	1,037,204
Subscriptions	25,395	5,730	-	31,125
Redemptions	(17,989)	-	-	(17,989)
Distributions from realization event	-	(10,392)	-	(10,392)
Appreciation (depreciation)	(27,358)	36,802	(212)	9,232
AUM at June 30, 2017	$591,013	$454,369	$3,798	1,049,180

AUM related to hedge funds, private equity funds and funds of funds decreased $7.3 million from $751.8 at December 31, 2017 to $744.5 million at June 30, 2018. The decrease was primarily attributable to redemptions of $52.4 million and $5.5 million at hedge funds and private equity funds managed by HCS, respectively, partially offset by contributions of $9.8 million at hedge funds and $4.2 million at private equity funds managed by HCS and appreciation of $14.7 million at hedge funds and $22.0 million at private equity funds managed by HCS.

AUM related to hedge funds, private equity funds and funds of funds increased $12.0 million, from $1,037.2 million at December 31, 2016 to $1,049.2 million at June 30, 2017. This increase was primarily attributed to capital contributions of $25.4 million in the hedge funds and $5.7 million in private equity funds managed by HCS and appreciation of $36.8 million in private equity funds managed by HCS, partially offset by redemptions of $18.0 million related to hedge funds managed by HCS, $10.4 million distributions relating to one of the private equity funds, and $27.4 million in depreciation of hedge funds managed by HCS.

(In thousands)	Three Months Ended June 30, 2018			Three months Ended June 30, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$(10)	$1,612	$2,017	$(294)	$2,026	$1
Harvest Agriculture Select (1)	(30)	225	-	305	231	7
Private Equity Funds:
Harvest Growth Capital LLC	110	-	-	72	-	-
Harvest Growth Capital II LLC	422	157	-	557	149	-
Harvest Intrexon Enterprise Fund	(4)	176	-	(5)	602	-
JMP Realty Partners I	48	78	-	108	85	17
Other	-	5	1	-	5	-
Funds of Funds:
JMP Masters Fund (2)	-	7	-	4	9	-
Loans:
JMP Capital I	N/A	7	96	N/A	-	-
Harvest Capital Credit Corporation (6)	N/A	1,043	-	N/A	991	30
CLOs and CLO warehouse:
CLO I (3) (5)	N/A	-	-	N/A	-	-
CLO II (3) (5)	N/A	-	-	N/A	319	-
CLO III (3)	N/A	320	-	N/A	299	-
CLO IV (3)	N/A	570	-	N/A	114	42
CLO V warehouse (3)	N/A	135	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	-	-	N/A	27	-
Totals	$536	$4,260	$2,114	$747	$4,857	$80

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Management and incentive Fees earned from CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(4)

Management and incentive Fees earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

(5)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017, respectively. CLO II assets remaining at liquidation were sold to CLO IV.
(6)	Management fees earned includes administrative services revenue.

(In thousands)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners	$38	3,117	5,303	$(216)	4,003	1,632
Harvest Agriculture Select (1)	(360)	457	-	324	459	11
Private Equity Funds:
Harvest Growth Capital LLC	109	-	-	62	-	-
Harvest Growth Capital II LLC	462	314	-	670	317	-
Harvest Intrexon Enterprise Fund	(66)	351	-	(13)	1,226	-
JMP Realty Partners I	58	155	-	120	133	-
Other	-	10	79	-	10	-
Funds of Funds:
JMP Masters Fund (2)	-	14	-	4	17	-
Loans:
JMP Capital I	N/A	11	96	N/A	-	-
Harvest Capital Credit Corporation (6)	N/A	1,621	-	N/A	1,979	260
CLOs:
CLO I (3)(5)	N/A	-	-	N/A	179	42
CLO II (3)(5)	N/A	-	-	N/A	734	-
CLO III (3)	N/A	590	-	N/A	595	-
CLO IV (3)	N/A	1,134	-	N/A	114	-
CLO V (3)	N/A	203	-	N/A	-	-
Assets Referenced in TRS (4)	N/A	-	-	N/A	88	-
Totals	$241	$7,997	$5,478	$952	$9,249	$1,962

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Management and incentive fees earned from CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(4)

Management and incentive fees earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

(5)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017, respectively. CLO II assets remaining at liquidation were sold to CLO IV.
(6)	Management fees earned includes administrative services revenue.

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

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC and JMP Investment Holdings (collectively loans held for investment) and on loans collateralizing asset-backed securities (“ABS”) in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in our loan portfolios. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

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

Non-controlling Interest

 Non-controlling interest for the six months ended June 30, 2018 includes the interest of third parties in CLO III, HCS Strategic Investments LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.  Non-controlling interest for the six months ended June 30, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors

          The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights.

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

       On December 11, 2013, CLO III closed on a $100.0 million warehouse credit agreement with BNP Paribas. CLO III is a special purpose vehicle whose debt, upon funding, was secured by a diversified portfolio of broadly syndicated leveraged loans. On September 30, 2014, the Company closed on a $370.5 million CLO. The proceeds from the close of the CLO were used to payoff and retire the warehouse facility. A third party and employees of JMPCA purchased subordinated notes in CLO III, reducing the Company’s investment in the subordinated notes to $5.2 million, or 13.5%. The senior notes offered in this transaction were issued by CLO III and are backed primarily by a diversified portfolio of broadly syndicated leveraged loans. These senior notes were subject to a two-year non-call period. CLO III had a four-year reinvestment period, through October 17, 2018, that allows for the use of the proceeds from any principal repayments on, or any sales of, collateral assets towards the purchase of qualifying replacement assets, subject to certain conditions and limitations. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. On September 27, 2016, the Company repurchased $12.8 million face value of the unsecured subordinated notes from CLO III non-controlling interests, increasing the Company’s ownership of unsecured subordinated notes from 13.5% to 46.7%. In February 2018, the Company closed a refinancing of the asset-backed securities issued by CLO III, which lowered the weighted average costs of funds by 55 basis points and extended the reinvestment period for two years. In connection with the reset, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owned a 51.0% equity interest in the entity until April 27, 2018 when the Company purchased an additional 18.4% of HCAP equity from a non-controlling interest holder. As of April 27, 2018, the Company owns a 69.4% of equity interest in the entity.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2018 and 2017, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change from 2017 to 2018		Six Month Change from 2018 to 2017
	2018	2017	2018	2017	$	%	$	%
Revenues
Investment banking	$28,562	$19,128	$49,224	$32,728	$9,434	49.3%	$16,496	50.4%
Brokerage	5,447	5,078	10,111	10,364	369	7.3%	(253)	-2.4%
Asset management fees	5,378	4,153	11,803	10,064	1,225	29.5%	1,739	17.3%
Principal transactions	1,684	(323)	(1,936)	(2,216)	2,007	621.4%	280	12.6%
Gain (loss) on sale, payoff and mark-to-market of loans	(150)	83	(332)	930	(233)	-280.7%	(1,262)	-135.7%
Net dividend income	319	273	615	539	46	16.8%	76	14.1%
Other income	311	194	360	639	117	60.3%	(279)	-43.7%
Non-interest revenues	41,551	28,586	69,845	53,048	12,965	45.4%	16,797	31.7%

Interest income	15,669	9,696	28,379	18,763	5,973	61.6%	9,616	51.2%
Interest expense	(11,634)	(7,743)	(21,336)	(15,838)	(3,891)	-50.3%	(5,498)	-34.7%
Net interest income	4,035	1,953	7,043	2,925	2,082	106.6%	4,118	140.8%

Loss on repurchase/reissuance/early retirement of debt	(42)	(5,542)	(2,668)	(5,332)	5,500	99.2%	2,664	50.0%
Provision for loan losses	(1,280)	(1,854)	(2,745)	(3,120)	574	31.0%	375	12.0%

Total net revenues	44,264	23,143	71,475	47,521	21,121	91.3%	23,954	50.4%

Non-interest expenses
Compensation and benefits	29,138	22,652	53,399	44,450	6,486	28.6%	8,949	20.1%
Administration	2,711	2,721	4,944	4,540	(10)	-0.4%	404	8.9%
Brokerage, clearing and exchange fees	788	789	1,565	1,548	(1)	-0.1%	17	1.1%
Travel and business development	1,202	1,111	2,156	2,026	91	8.2%	130	6.4%
Managed deal expenses	2,348	-	3,914	-	2,348	-%	3,914	-%
Communication and technology	1,047	1,051	2,109	2,104	(4)	-0.4%	5	0.2%
Occupancy	1,143	1,111	2,260	2,222	32	2.9%	38	1.7%
Professional fees	1,138	853	3,043	2,015	285	33.4%	1,028	51.0%
Depreciation	287	303	551	614	(16)	-5.3%	(63)	-10.3%
Other	776	950	1,163	1,627	(174)	-18.3%	(464)	-28.5%
Total non-interest expenses	40,578	31,541	75,104	61,146	9,037	28.7%	13,958	22.8%
Income (loss) before income tax expense	3,686	(8,398)	(3,629)	(13,625)	12,084	143.9%	9,996	73.4%
Income tax expense (benefit)	4,895	(198)	(673)	(1,282)	5,093	2572.2%	609	47.5%
Net income (loss)	(1,209)	(8,200)	(2,956)	(12,343)	6,991	85.3%	9,387	76.1%
Less: Net income (loss) attributable to non-controlling interest	779	335	(685)	932	444	132.5%	(1,617)	-173.5%
Net income (loss) attributable to JMP Group LLC	$(1,988)	$(8,535)	$(2,271)	$(13,275)	$6,547	76.7%	$11,004	82.9%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Overview

Total net revenues after provision for loan losses increased $21.2 million, or 91.3%, from $23.1 million for the quarter ended June 30, 2017 to $44.3 million for the quarter ended June 30, 2018, primarily resulting from a $9.4 million increase in investment banking revenue, a $2.0 million increase in principal transactions, a $2.1 million increase in net interest revenue, and a $5.5 million decrease in the loss from retirement of debt.

Non-interest revenues increased $13.0 million, or 45.4%, from $28.6 million for the quarter ended June 30, 2017 to $41.6 million in the same period in 2018. This increase was driven by a $9.4 million increase in investment banking revenues, a $2.0 million increase in principal transactions, and a $1.2 million increase in asset management fees. Of the $9.4 million increase in investment banking revenues, $2.7 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Loss on retirement of debt decreased $5.5 million, or 99.2%, from a loss of $5.5 million for the quarter ended June 30, 2017 to a loss of $42 thousand for the quarter ended June 30, 2018. The decrease in loss on retirement was due to the liquidation of CLO II in the quarter ended June 30, 2017.

Provision for loan losses decreased $0.6 million from a provision of $1.9 million for the quarter ended June 30, 2017 to $1.3 million for the quarter ended June 30, 2018.

Net interest income increased $2.0 million, or 106.6%, from $2.0 million for the quarter ended June 30, 2017 to $4.0 million for the quarter ended June 30, 2018.

Total non-interest expenses increased $9.0 million, or 28.7%, from $31.5 million for the quarter ended June 30, 2017 to $40.6 million for the quarter ended June 30, 2018, primarily due to a $6.5 million increase in compensation and benefits and a $2.3 million increase in managed deal expenses. Of the $9.0 million increase in expenses, $2.7 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest increased $0.5 million, or 132.5%, from net income of $0.3 million for the quarter ended June 30, 2017 to a net income of $0.8 million for the quarter ended June 30, 2018.

Net loss attributable to JMP Group LLC decreased $6.5 million from $8.5 million for the quarter ended June 30, 2017 to $2.0 million for the quarter ended June 30, 2018. This was primarily attributed to an increase in net income before tax expense of $12.1 million, partially offset by a $5.1 million increase in the income tax expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Overview

Total net revenues after provision for loan losses increased $24.0 million, or 50.4%, from $47.5 million for the six months ended June 30, 2017 to $71.5 million for the six months ended June 30, 2018, primarily resulting from a $16.5 million increase in investment banking revenues, a $1.7 million increase in asset management revenues, a $4.1 million increase in net interest income, and a $2.7 million decrease in loss on repurchase/early retirement of debt.

Non-interest revenues increased $16.8 million, or 31.7%, from $53.0 million for the six months ended June 30, 2017 to $69.8 million in the same period in 2018. This increase was driven by a $16.5 million increase in investment banking revenues and a $1.7 million increase in asset management revenues, partially offset by a $1.3 million increase in loss on sale, payoff and mark-to-market of loans. Of the $16.5 million increase in investment banking revenues, $4.7 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Loss on retirement of debt decreased $2.6 million, or 50.0%, from a loss of $5.3 million for the six months ended June 30, 2017 to a loss of $2.7 million for the six months ended June 30, 2018. The decrease in loss on retirement was due to the liquidation of CLO II in the six months ended June 30, 2017, partially offset by the CLO III refinancing during the six months ended June 30, 2018.

Provision for loan losses decreased $0.4 million from a provision of $3.1 million for the six months ended June 30, 2017 to $2.7 million for the six months ended June 30, 2018.

Net interest income increased $4.1 million, or 140.8%, from $2.9 million for the six months ended June 30, 2017 to $7.0 million for the six months ended June 30, 2018.

Total non-interest expenses increased $14.0 million, or 22.8%, from $61.1 million for the six months ended June 30, 2017 to $75.1 million for the six months ended June 30, 2018, primarily due to a $8.9 million increase in compensation and benefits, a $3.9 million increase in managed deal expenses, and a $1.0 million increase in professional fees, partially offset by a $0.5 million decrease in other expenses. Of the $14.0 million increase in expenses, $4.7 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest decreased $1.6 million, or 173.5%, from net income of $0.9 million for the six months ended June 30, 2017 to a net loss of $0.7 million for the six months ended June 30, 2018.

Net loss attributable to JMP Group LLC decreased $11.0 million from $13.3 million for the six months ended June 30, 2017 to $2.3 million for the six months ended June 30, 2018. This was primarily attributed to a decrease in net loss before tax expense of $10.0 million and a decrease in net income attributable to non-controlling interest of $1.6 million, partially offset by a $0.6 million decrease in the income tax benefit.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of JMP Credit Advisors CLO III;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrants;

(vi)	presents revenues and expenses on a basis that deconsolidates HCAP Advisors and the CLOs;

(vii)	excludes general loan loss provisions recorded in connection with certain CLOs;

(viii)	reverses the one-time transaction costs related to the refinancing of the debt issued by JMP Credit Advisors CLO III;

(ix)	one-time expenses associated with the redemption of debt underlying JMP Credit Advisors CLO III and of senior notes due 2021 and the resulting acceleration of the amortization of remaining capitalized issuance costs for each; and

(x)

assumes a combined federal, state and local income tax rate of 26% for the three and six months ended June 30, 2018, and 38% for the three and six months June 30, 2017, at the Company’s taxable direct subsidiary, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2018
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$28,562	$-	$28,562	$-	$-	$28,562
Brokerage	5,447	-	5,447	-	-	5,447
Asset management related fees	6	4,572	4,578	2,017	(1,168)	5,427
Principal transactions	-	-	-	1,404	-	1,404
Loss on sale, payoff and mark-to-market of loans	-	-	-	(203)	-	(203)
Net dividend income	-	-	-	338	-	338
Net interest income	-	-	-	2,927	-	2,927
Loss on re-issuance of asset-backed securities issued	-	-		(42)	-	(42)
Provision for loan losses	-	-	-	(37)	-	(37)
Adjusted net revenues	34,015	4,572	38,587	6,404	(1,168)	43,823

Non-interest expenses
Non-interest expenses	30,410	4,756	35,166	5,9445	(1,168)	39,943

Operating pre-tax net income (loss)	3,605	(184)	3,421	459	-	3,880

Income tax expense (assumed rate of 26% for Operating Platforms)	937	(48)	889	(393)	-	496

Operating net income (loss)	$2,668	$(136)	$2,532	$852	$2	$3,384

	Three Months Ended June 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin- ations	Total Segments
Revenues
Investment banking	$19,128	$-	$19,128	$-	$-	$19,128
Brokerage	5,078	-	5,078	-	-	5,078
Asset management related fees	-	4,856	4,856	25	(722)	4,159
Principal transactions	-	-	-	1,725	-	1,725
Gain on sale, payoff and mark-to-market of loans	-	-	-	104	-	104
Net dividend income	-	-	-	274	-	274
Net interest income	-	-	-	940	-	940
Provision for loan losses	-	-	-	(409)	-	(409)
Adjusted net revenues	24,206	4,856	29,062	2,659	(722)	30,999

Non-interest expenses
Non-interest expenses	22,458	5,303	27,761	3,634	(722)	30,673

Operating pre-tax net income (loss)	1,748	(447)	1,301	(975)	-	326

Income tax expense (assumed rate of 38% for Operating Platforms)	665	(169)	496	(729)	-	(233)

Operating net income (loss)	$1,083	$(278)	$805	$(246)	$-	$559

	Six Months Ended June 30, 2018
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Eliminations	Total Segments
Revenues
Investment banking	$49,223	$-	$49,223	$-	$2	$49,225
Brokerage	10,111	-	10,111	-	-	10,111
Asset management related fees	10	8,561	8,571	5,302	(2,149)	11,724
Principal transactions	-	-	-	121	-	121
Loss on sale, payoff and mark-to-market of loans	-	-	-	(364)	-	(364)
Net dividend income	-	-	-	665	-	665
Net interest income	-	-	-	5,054	-	5,054
Loss on re-issuance of asset-backed securities issued	-	-	-	(42)	-	(42)
Provision for loan losses	-	-	-	(930)	-	(930)
Adjusted net revenues	59,344	8,561	67,905	9,806	(2,147)	75,345

Non-interest expenses
Non-interest expenses	53,326	9,776	63,102	12,392	(2,149)	73,3455

Operating pre-tax net income (loss)	6,018	(1,215)	4,803	(2,586)	2	2,219

Income tax expense (assumed rate of 26% for Operating Platforms)	1,564	(316)	1,248	(782)	-	466

Operating net income (loss)	$4,454	$(899)	$3,555	$(1,804)	$2	$1,753

	Six Months Ended June 30, 2017
(In thousands)	Broker- Dealer	Asset Management	Operating Platforms	Corporate	Elimin-ations	Total Segments
Revenues
Investment banking	$32,728	$-	$32,728	$-	$-	$32,728
Brokerage	10,364	-	10,364	-	-	10,364
Asset management related fees	4	10,167	10,171	1,660	(1,763)	10,068
Principal transactions	-	-	-	2,333	-	2,333
Gain on sale, payoff and mark-to-market of loans	-	-	-	883	-	883
Net dividend income	-	-	-	541	-	541
Net interest income	-	-	-	955	-	955
Gain on repurchase of asset-backed securities issued	-	-	-	210	-	210
Provision for loan losses	-	-	-	(1,822)	-	(1,822)
Adjusted net revenues	43,096	10,167	53,263	4,760	(1,763)	56,260

Non-interest expenses
Non-interest expenses	41,019	10,398	51,417	8,918	(1,763)	58,572

Operating pre-tax net income (loss)	2,077	(231)	1,846	(4,158)	-	(2,312)

Income tax expense (assumed rate of 38% for Operating Platforms)	790	(88)	702	(1,490)	-	(788)

Operating net income (loss)	$1,287	$(143)	$1,144	$(2,668)	$-	$(1,524)
The following table reconciles operating net income to Total Segments operating pre-tax net income (loss), and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net loss attributable to JMP Group LLC for the three months and six months ended June 30, 2018 and 2017.

(In thousands)	Three Months Ended June 30,
	2018	2017
Operating net income	$3,384	$559
Addback of segment income tax expense (benefit)	496	(233)
Total segments operating pre-tax net income	$3,880	$326
Subtract / (add back)
Share-based awards and deferred compensation	69	207
Unrealized mark-to-market (gain)/loss - strategic equity investments	(295)	69
General loan loss provision - collateralized loan obligations	1,164	1,251
Restructuring costs - CLO portfolios	(10)	286
Unrealized gain (loss) - real estate-related depreciation and amortization	(24)	1,745
Amortization of intangible asset - CLO III	69	69
Early retirement of debt	-	5,432
Total consolidation adjustments and reconciling items	973	9,059
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$2,907	$(8,733)

Income tax expense (benefit)	4,895	(198)
Consolidated net loss attributable to JMP Group LLC	$(1,988)	$(8,535)

(In thousands)	Six Months Ended June 30,
	2018	2017
Operating net income (loss)	$1,753	$(1,524)
Addback of segment income tax expense (benefit)	466	(788)
Total segments operating pre-tax net income (loss)	$2,219	$(2,312)
Subtract / (Add back)
Share-based awards and deferred compensation	213	1,167
Unrealized mark-to-market (gain)/loss - strategic equity investments	343	488
General loan loss provision - collateralized loan obligations	1,493	833
Restructuring costs - CLO portfolios	54	286
Unrealized gain (loss) - real estate-related depreciation and amortization	1,604	3,901
Amortization of intangible asset - CLO III	138	138
Early retirement of debt	1,318	5,432
Total consolidation adjustments and reconciling items	5,163	12,245
Consolidated pre-tax net loss attributable to JMP Group LLC	$(2,944)	$(14,557)

Income tax benefit	(673)	(1,282)
Consolidated net loss attributable to JMP Group LLC	$(2,271)	$(13,275)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $9.5 million, or 49.3%, from $19.1 million for the quarter ended June 30, 2017 to $28.6 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 82.7% for the quarter ended June 30, 2017 to 64.5% for the quarter ended June 30, 2018. On an operating basis, investment banking revenues were 61.7% and 65.2% for the quarters ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	31	$24,050	37	$14,384	(6)	$9,666	67.2%
Advisory	6	4,513	5	4,744	1	(232)	-4.9%
Total transactions	37	$28,563	42	$19,128	(5)	$9,435	49.3%

The increase in revenues was driven by a 69.5% increase in the average size of the fee paid per transaction. In addition, $2.7 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager was 7 for both the quarters ended June 30, 2018 and 2017.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $5.4 million and $5.1 million for the quarters ended June 30, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.9% for the quarter ended June 30, 2017 to 12.3% for the quarter ended June 30, 2018. On an operating basis, brokerage revenues were 12.4% and 16.4% for the quarters ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2018	2017
Base management fees:
Fees reported as asset management fees	$3,264	$4,098
Less: Non-controlling interest in HCAP Advisors	(220)	(173)
Total base management fees	3,044	3,925

Incentive fees:
Fees reported as asset management fees	$2,114	$55
Less: Non-controlling interest	-	(15)
Total incentive fees	2,114	40

Other fee income:
Fundraising and other income:	$311	$194
Less: Non-controlling interest	(42)	-
Total other fee income	269	194

Asset management related fees:
Fees reported as asset management fees	$5,378	$4,153
Fees reported as other income	311	194
Less: Non-controlling interest in HCAP Advisors	(262)	(188)
Total Segment asset management related fee revenues	$5,427	$4,159

Fees reported as asset management fees were $5.4 million and $4.2 million for the quarters ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 17.9% for the quarter ended June 30, 2017 to 12.3% for the quarter ended June 30, 2018. Fees reported as other income were $0.3 million and $0.2 million for the quarters ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other income was 0.8% and 0.7% for the quarter ended June 30, 2017 and for the quarter ended June 30, 2018.

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

Total segment asset management related fee revenue increased $1.2 million, from $4.2 million for the quarter ended June 30, 2017 to $5.4 million for the quarter ended June 30, 2018. Total base management fees were $5.4 million and $4.2 million for the quarters ended June 30, 2018 and 2017, respectively. Total incentive fees increased $2.1 million, from a $40 thousand for the quarter ended June 30, 2017 to $2.1 million for the same period in 2018. On an operating basis, asset management related fee revenues were 12.4% and 13.4% for the quarters ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $2.0 million, from a loss of $0.3 million for the quarter ended June 30, 2017 to a gain of $1.7 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 1.4% for the quarter ended June 30, 2017 and a positive 3.8% for the quarter ended June 30, 2018.

Total segment principal transaction revenues decreased $0.3 million, from a gain of $1.7 million for the quarter ended June 30, 2017 to a gain of $1.4 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Month Ended March 31,
(in thousands)	2018	2017

Equity and other securities excluding non-controlling interest	$(399)	$441
Warrants and other investments	1,311	406
Investment partnerships	492	878
Total segment principal transaction revenues	1,404	1,725
Operating adjustment addbacks	280	(2,048)
Total principal transaction revenues	$1,684	$(323)

The decrease is primarily attributed to a $0.8 million decrease in equity and other securities revenue and a $0.4 million decrease in investment partnership revenue, partially offset by a $0.9 million increase in warrants and other investments which is mainly the result of a sale of an investment in an independent financial services platform. On an operating basis, the percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 5.6% for the quarter ended June 30, 2017 to 3.2% for the quarter ended June 30, 2018.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $0.1 million for the quarter ended June 30, 2017 to a loss of $0.2 million for the quarter ended June 30, 2018. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans decreased from a gain of $0.1 million for the quarter ended June 30, 2017 to a $0.2 million loss for the quarter ended June 30, 2018.

Net Dividend Income

Net dividend income was $0.3 million for the both the quarters ended June 30, 2018 and 2017. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2018	2017
CLO I loan contractual interest income	$-	$-
CLO I ABS issued contractual interest expense	-	(3)
Net CLO I contractual interest	-	(3)

CLO II loan contractual interest income	$-	$2,625
CLO II ABS issued contractual interest expense	-	(2,169)
Net CLO II contractual interest	-	456

CLO III loan contractual interest income	$5,387	$4,711
CLO III ABS issued contractual interest expense	(3,229)	(2,827)
Net CLO III contractual interest	2,158	1,844

CLO IV loan contractual interest income	$6,674	$2,175
CLO IV ABS issued contractual interest expense	(4,796)	(821)
Net CLO IV contractual interest	1,878	1,354

CLO V warehouse loan contractual interest income	$3,287	$-
CLO V warehouse credit facility contractual interest expense	(1,689)	-
Net CLO V contractual interest	1,598	-

Bond Payable interest expense	$(1,826)	$(1,795)
Less: Non-controlling interest in CLOs	(1,108)	(1,013)
Other interest income	227	57
Total Segment net interest income	$2,927	$940

Non-controlling interest in CLOs	1,108	1,013
Total net interest income	$4,035	$1,953

Net interest income increased $2.0 million from $2.0 million for the quarter ended June 30, 2017 to $4.0 million for the quarter ended June 30, 2018. The increase was driven primarily by the increasing asset balance at CLO IV and the opening of the CLO V warehouse, leading to an increase in net interest income of $0.5 million and $1.6 million, respectively, that was only partially offset by the loss of $0.5 million in net interest earned from CLO II, which was liquidated in the second quarter of 2017. As a percentage of total net revenues after provision for loan losses, net interest income was 8.4% for the quarter ended June 30, 2017 and 9.1% for the quarter ended June 30, 2018.

Total segment net interest income increased from $0.9 million for the quarter ended June 30, 2017 to $2.9 million for the quarter ended June 30, 2018. Net interest income is earned in our Corporate segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% and 3.0% for the quarters ended June 30, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2018
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$5,387		$350,811	5.75%	2.24%	3.51%
CLO III ABS issued contractual interest expense	(3,229)		(332,100)	3.70%	2.34%	1.35%
CLO IV loan contractual interest income	6,674		440,310	5.75%	2.24%	3.51%
CLO IV ABS issued contractual interest expense	(4,796)		(423,408)	4.41%	2.34%	2.06%
CLO V warehouse loan contractual interest income	3,287		220,423	5.60%	2.26%	3.34%
CLO V warehouse credit facility contractual interest expense	(1,689)		(309,145)	3.46%	2.09%	1.38%
Net CLO contractual interest income	$5,634	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended June 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$-		$921	5.72%	0.00%	5.72%
CLO I ABS issued contractual interest expense	(3)		-	0.00%	0.00%	0.00%
CLO II loan contractual interest income	2,625		196,828	4.96%	1.13%	3.82%
CLO II ABS issued contractual interest expense	(2,169)		(213,226)	3.05%	1.13%	1.92%
CLO III loan contractual interest income	4,711		358,584	4.93%	1.13%	3.80%
CLO III ABS issued contractual interest expense	(2,827)		(332,100)	3.03%	1.13%	1.90%
CLO IV loan contractual interest income	2,175		145,864	4.79%	1.33%	3.46%
CLO IV ABS issued contractual interest expense	(821)		(424,718)	3.40%	1.33%	2.08%
Net CLO contractual interest income	$3,691	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Three Months Ended June 30,
	2018	2017

CLO related loan loss provision	$(1,280)	$(1,834)
Non-CLO related loan loss provision	-	(20)
Provision for loan losses	$(1,280)	$(1,854)

Less: General reserves related to CLO III, CLO IV, CLO V warehouse, and non-controlling interest	1,243	1,445
Segment provision for loan losses	$(37)	$(409)

Provision for loan losses decreased $0.6 million, from a provision of $1.9 million for the quarter ended June 30, 2017 to a provision of $1.3 million for the same period in 2018. The decrease was due to a decrease in loan provisions at CLO III. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 2.9% and 8.0% for the quarters ended June 30, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from a provision of $0.4 million for the quarter ended June 30, 2017 to zero for the quarter ended June 30, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses was negative 0.1% and negative 1.3% for the quarters ended June 30, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $6.5 million, or 28.6%, from $22.7 million for the quarter ended June 30, 2017 to $29.1 million for the quarter ended June 30, 2018.

Employee payroll, taxes and benefits, and consultant fees were $10.5 and $11.0 million for the quarters ended June 30, 2018 and 2017, respectively. Performance-based bonus and commission increased $7.2 million from $11.1 million for the quarter ended June 30, 2017 to $18.3 million for the quarter ended June 30, 2018.

Equity-based compensation was $0.4 million and $0.5 million for the quarters ended June 30, 2018 and 2017, respectively. The equity-based compensation included a $0.1 million increase in restricted share options.

Compensation and benefits as a percentage of revenues decreased from 97.9% of total net revenues after provision for loan losses for the quarter ended June 30, 2017 to 65.8% for the quarter ended June 30, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $6.4 million from $22.4 million for the quarter ended June 30, 2017 to $28.8 million for the quarter ended June 30, 2018. As a percent of total segment net revenues, compensation and benefits were 65.6% and 72.4% for the quarters ended June 30, 2018 and 2017, respectively.

Administration

Administration expense was $2.7 million for both the quarters ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 11.8% for the quarter ended June 30, 2017 to 6.1% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.8 million for both of the quarters ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.4% for the quarter ended June 30, 2017 to 1.8% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.1 million, from $1.1 million for the quarter ended June 30, 2017 to $1.2 million for the quarter ended June 30, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 2.7% and 4.8% and for the quarters ended June 30, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $2.3 million and zero for the quarters ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the quarter ended June 30, 2017 to 5.3% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $1.1 million for the quarter ended June 30, 2017 and $1.0 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.5% for the quarter ended June 30, 2017 to 2.4% for the same period in 2018.

Occupancy

Occupancy expenses were $1.1 million for both of the quarters ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, occupancy expense decreased from 4.8% for the quarter ended June 30, 2017 to 2.6% for the same period in 2018.

Professional Fees

Professional fees were $1.1 million and $0.9 million for the quarters ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.7% for the quarter ended June 30, 2017 to 2.6% for the same period in 2018.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, depreciation decreased from 1.3% for the quarter ended June 30, 2017 to 0.6% for the same period in 2018.

Other Expenses

Other expenses were $0.8 million and $1.0 million for the quarters ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 4.1% for the quarter ended June 30, 2017 to 1.8% for the same period in 2018.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from net income of $0.3 million for the quarter ended June 30, 2017 to net income of $0.8 million for the quarter ended June 30, 2018. Non-controlling interest for the quarter ended June 30, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors. Non-controlling interest for the quarter ended June 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

Income tax expense was $4.9 million for the quarter ended June 30, 2018, while an income tax benefit of $0.2 million was recorded for the quarter ended June 30, 2017. For the purposes of calculating operating net income, a combined federal and state tax rate of 26% is assumed for our taxable direct subsidiaries, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while a rate of 0% is applied to our direct subsidiary, which is a “pass-through entity” for tax purposes.

Segment income tax was an expense of $0.5 million and a benefit of $0.2 million for the quarters ended June 30, 2018 and 2017, respectively.

The increase was mainly due to the increase in book income earned by taxable direct subsidiaries.

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $16.5 million, or 50.4%, from $32.7 million for the six months ended June 30, 2017 to $49.2 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues were 68.9% for both the six months ended June 30, 2018 and 2017. On an operating basis, investment banking revenues were 65.1% and 58.2% for the six months ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	52	$35,912	60	$24,854	(8)	$11,058	44.5%
Advisory	13	13,313	8	7,874	5	5,439	69.1%
Total transactions	65	$49,225	68	$32,728	3	$16,497	50.4%

The increase in revenues was driven by a 57.3% increase in the average size of the fee paid per transaction. In addition, $4.7 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager decreased from twelve to eight for the six months ended June 30, 2017 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $10.1 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 21.8% for the six months ended June 30, 2017 to 14.1% for the six months ended June 30, 2018. On an operating basis, brokerage revenues were 13.4% and 18.4% for the six months ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Asset Management Fees

(In thousands)	Six Months ended June 30,
	2018	2017
Base management fees:
Fees reported as asset management fees	$6,325	$8,144
Less: Non-controlling interest	(360)	(507)
Total base management fees	5,965	7,637

Incentive fees:
Fees reported as asset management fees	$5,478	$1,920
Less: Non-controlling interest	-	(128)
Total incentive fees	5,478	1,792

Other fee income:
Fundraising and other income:	$360	$639
Less: Non-controlling interest	(79)	-
Total other fee income	281	639

Asset management related fees:
Fees reported as asset management fees	$11,803	$10,064
Fees reported as other income	360	639
Less: Non-controlling interest in HCAP Advisors	(439)	(635)
Total Segment asset management related fee revenues	$11,724	$10,068

Fees reported as asset management fees were $11.8 million and $10.1 million for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 21.8% for the six months ended June 30, 2017 to 14.1% for the six months ended June 30, 2018. Fees reported as other income were $0.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other income was 1.3% and 0.5% for the six months ended June 30, 2017 and for the six months ended June 30, 2018.

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

Total segment asset management related fee revenue increased $1.6 million, from $10.1 million for the six months ended June 30, 2017 to $11.7 million for the six months ended June 30, 2018. Total base management fees were $11.8 million and $10.1 million for the six months ended June 30, 2018 and 2017, respectively. Total incentive fees increased $3.7 million, from a $1.8 million for the six months ended June 30, 2017 to $5.5 million for the same period in 2018. On an operating basis, asset management related fee revenues were 15.5% and 17.9% for the six months ended June 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues after provision for loan losses.

Principal Transactions

Principal transaction revenues increased $0.3 million, from a loss of $2.2 million for the six months ended June 30, 2017 to a loss of $1.9 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 4.7% for the six months ended June 30, 2017 and a negative 2.7% for the six months ended June 30, 2018.

Total segment principal transaction revenues decreased $2.2 million, from a gain of $2.3 million for the six months ended June 30, 2017 to a gain of $0.2 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were based in our Corporate segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Six Month Ended March 31,
(in thousands)	2018	2017

Equity and other securities excluding non-controlling interest	$(830)	$477
Warrants and other investments	731	852
Investment partnerships	220	1,004
Total segment principal transaction revenues	121	2,333
Operating adjustment addbacks	(2,057)	(4,549)
Total principal transaction revenues	$(1,936)	$(2,216)

The decrease is primarily attributed to a $0.8 million decrease in investment partnership revenues and a $1.3 million decrease in equity and other securities revenues. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 4.2% for the six months ended June 30, 2017 to 0.2% for the six months ended June 30, 2018.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $0.9 million for the six months ended June 30, 2017 to a loss of $0.3 million for the six months ended June 30, 2018. Gain and loss on sale and payoff of loans was incurred in our Corporate segment. On a segment basis, gain on sale and payoff of loans decreased from a gain of $0.9 million for the six months ended June 30, 2017 to a $0.4 million loss for the six months ended June 30, 2018.

Net Dividend Income

Net dividend income was $0.5 million for the six months ended June 30, 2017 and $0.6 million for the same period of 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2018	2017
CLO I loan contractual interest income	$-	$480
CLO I ABS issued contractual interest expense	-	(691)
Net CLO I contractual interest	-	(211)

CLO II loan contractual interest income	$-	$6,446
CLO II ABS issued contractual interest expense	-	(4,807)
Net CLO II contractual interest	-	1,639

CLO III loan contractual interest income	$10,332	$9,404
CLO III ABS issued contractual interest expense	(6,337)	(5,712)
Net CLO III contractual interest	3,995	3,692

CLO IV loan contractual interest income	$12,572	$2,175
CLO IV ABS issued contractual interest expense	(8,936)	(821)
Net CLO IV contractual interest	3,816	1,354

CLO V warehouse loan contractual interest income	$4,694	$-
CLO V warehouse credit facility contractual interest expense	(2,332)	-
Net CLO V contractual interest	2,362	-

Bond Payable interest expense	$(3,652)	$(3,591)
Less: Non-controlling interest in CLOs	(1,989)	(1,970)
Other interest income	522	42
Total Segment net interest income	$5,054	$955

Non-controlling interest in CLOs	1,989	1,970
Total net interest income	$7,043	$2,925

Net interest income increased $4.1 million from $2.9 million for the six months ended June 30, 2017 to $7.0 million for the six months ended June 30, 2018. The increase was driven primarily by the increasing asset balance at CLO IV and the opening of the CLO V warehouse, leading to an increase in net interest income of $2.5 million and $2.4 million, respectively, that was only partially offset by the loss of $1.6 million in net interest earned from CLO II, which was liquidated in the second quarter of 2017. As a percentage of total net revenues after provision for loan losses, net interest income was 6.2% for the six months ended June 30, 2017 and 9.9% for the six months ended June 30, 2018.

Total segment net interest income increased from $1.0 million for the six months ended June 30, 2017 to $5.1 million for the six months ended June 30, 2018. Net interest income is earned in our Corporate segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% and 1.7% for the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2018
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$10,332		$351,303	5.57%	1.95%	3.61%
CLO III ABS issued contractual interest expense	(6,337)		(332,100)	3.49%	2.01%	1.48%
CLO IV loan contractual interest income	12,752		436,213	5.59%	1.96%	3.63%
CLO IV ABS issued contractual interest expense	(8,936)		(423,450)	4.08%	2.01%	2.07%
CLO V warehouse loan contractual interest income	4,694		162,122	5.48%	1.98%	3.49%
CLO V warehouse credit facility contractual interest expense	(2,332)		(159,668)	3.37%	2.00%	1.37%
Net CLO contractual interest income	$10,173	$	N/A	N/A	N/A	N/A

(In thousands)	Six Months Ended June 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$480		$6,975	4.10%	0.39%	3.71%
CLO I ABS issued contractual interest expense	(691)		(85,500)	1.03%	0.39%	0.64%
CLO II loan contractual interest income	6,446		244,074	4.91%	1.07%	3.84%
CLO II ABS issued contractual interest expense	(4,807)		(256,749)	2.98%	1.07%	1.91%
CLO III loan contractual interest income	9,404		357,302	4.93%	1.07%	3.87%
CLO III ABS issued contractual interest expense	(5,712)		(332,100)	3.11%	1.07%	2.04%
CLO IV loan contractual interest income	2,175		73,335	4.79%	1.33%	3.46%
CLO IV ABS issued contractual interest expense	(821)		(424,718)	3.40%	1.33%	2.08%
Net CLO contractual interest income	$6,474	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(In thousands)	Six Months Ended March 31,
	2018	2017

CLO related loan loss provision	$(2,556)	$(2,388)
Non-CLO related loan loss provision	(189)	(732)
Provision for loan losses	$(2,745)	$(3,120)

Less: General reserves related to CLO II, CLO III, CLO IV, CLO V warehouse, and non-controlling interest	1,815	1,298
Segment provision for loan losses	$(930)	$(1,822)

Provision for loan losses decreased $0.4 million, from a provision of $3.1 million for the six months ended June 30, 2017 to a provision of $2.7 million for the same period in 2018. The decrease in the loan provision is due to a large provision recorded in the prior year for a non-CLO loan held for investment. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 3.8% and 6.6% for the six months ended June 30, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from a provision of $1.8 million for the six months ended June 30, 2017 to a provision of $0.9 million for the six months ended June 30, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Corporate segment. As a percent of total segment adjusted net revenues, segment provision for loan losses was negative 1.2% and negative 3.2% for the six months ended June 30, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $8.9 million, or 20.1%, from $44.5 million for the six months ended June 30, 2017 to $53.4 million for the six months ended June 30, 2018.

Employee payroll, taxes and benefits, and consultant fees were $22.6 million and $23.1 million for the six months ended June 30, 2018 and 2017, respectively. Performance-based bonus and commission increased $10.1 million from $20.0 million for the six months ended June 30, 2017 to $30.1 million for the six months ended June 30, 2018.

Equity-based compensation was $0.7 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The equity-based compensation included a $0.1 million increase in restricted share options.

Compensation and benefits as a percentage of revenues decreased from 93.5% of total net revenues after provision for loan losses for the six months ended June 30, 2017 to 74.7% for the six months ended June 30, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $9.6 million from $42.9 million for the six months ended June 30, 2017 to $52.5 million for the six months ended June 30, 2018. As a percent of total segment net revenues, compensation and benefits were 69.5% and 76.3% for the six months ended June 30, 2018 and 2017, respectively.

Administration

Administration expense was $4.5 million for the six months ended June 30, 2017 and $4.9 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 9.6% for the six months ended June 30, 2017 to 6.9% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.5 million for the six months ended June 30, 2017 and $1.6 million for the six months ended June 30, 2018. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 3.3% for the six months ended June 30, 2017 to 2.2% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.2 million, from $2.0 million for the six months ended June 30, 2017 to $2.2 million for the six months ended June 30, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.0% and 4.3% and for the six months ended June 30, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $3.9 million and zero for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the six months ended June 30, 2017 to 5.5% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $2.1 million for both the six months ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.4% for the six months ended June 30, 2017 to 3.0% for the same period in 2018.

Occupancy

Occupancy expenses were $2.2 million for the six months ended June 30, 2017 and $2.3 million for the six months ended June 30, 2018. As a percentage of total net revenues after provision for loan losses, occupancy expense decreased from 4.7% for the six months ended June 30, 2017 to 3.2% for the same period in 2018.

Professional Fees

Professional fees were $3.0 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 4.2% for the six months ended June 30, 2017 to 4.3% for the same period in 2018.

Depreciation

Depreciation expenses were $0.6 million for both of the six months ended June 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, depreciation decreased from 1.3% for the six months ended June 30, 2017 to 0.8% for the same period in 2018.

Other Expenses

Other expenses were $1.2 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 3.4% for the six months ended June 30, 2017 to 1.6% for the same period in 2018.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.9 million for the six months ended June 30, 2017 to net loss of $0.7 million for the six months ended June 30, 2018. Non-controlling interest for the six months ended June 30, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors. Non-controlling interest for the six months ended June 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

Income tax benefit was $0.7 million for the six months ended June 30, 2018, while an income tax benefit of $1.3 million was recorded for the six months ended June 30, 2017. For the purposes of calculating operating net income, a combined federal and state tax rate of 26% is assumed for our taxable direct subsidiaries, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while a rate of 0% is applied to our direct subsidiary, which is a “pass-through entity” for tax purposes.

Segment income tax was an expense of $0.5 million and a benefit of $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

The increase was mainly due to the increase in book income earned by taxable direct subsidiaries.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended June 30, 2018 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2018, we had net liquid assets of $39.2 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2018, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

Our maximum exposure to loss of capital on the CLOs is the $13.3 million investment related to CLO III, $37.8 million investment in CLO IV and $60.0 million in CLO V warehouse as of June 30, 2018, plus our portion of the earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to repay indebtedness senior to us in the securitization, or, for CLO III or CLO IV, potentially to buy additional collateral. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes. The CLOs were in compliance as of June 30, 2018 and December 31, 2017.

For financial reporting purposes, the loans and asset-backed securities of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts and allowance for loan losses. The asset-backed securities are recorded net of liquidity discounts and original issue discounts. At June 30, 2018, we had $784.7 million of loans collateralizing asset-backed securities, net, $23.9 million of restricted cash and $1.9 million of interest receivable funded by $739.9 million of asset-backed securities issued, net, and interest payable of $6.5 million. These assets and liabilities represented 64.7% of total assets and 65.1% of total liabilities, respectively, reported on our Consolidated Statement of Financial Condition at June 30, 2018.

The tables below summarize the loans held by the CLOs and CLO V warehouse grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of June 30, 2018.

(Dollars in thousands)	As of June 30, 2018
Range of Outstanding Balance	Number of Loans	Maturity Date			Total Principal
$0 - $500	171	3/2020	-	12/2026	$74,728
$500 - $2,000	595	12/2018	-	5/2026	751,928
$2,000 - $5,000	99	9/2019	-	4/2026	254,230
Total	865				$1,080,886

(Dollars in thousands)	As of June 30, 2018
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	26	$33,514	3.1%
Automotive	34	39,007	3.6%
Banking, Finance, Insurance & Real Estate	59	64,646	6.0%
Beverage, Food & Tobacco	37	50,280	4.7%
Capital Equipment	34	33,250	3.1%
Chemicals, Plastics & Rubber	30	26,466	2.4%
Construction & Building	26	28,883	2.7%
Consumer Goods: Durable	20	24,106	2.2%
Consumer Goods: Non-durable	36	49,614	4.6%
Containers, Packaging & Glass	28	29,690	2.7%
Energy: Electricity	6	7,938	0.7%
Energy: Oil & Gas	11	13,962	1.3%
Environmental Industries	14	15,778	1.5%
Forest Products & Paper	3	1,985	0.2%
Healthcare & Pharmaceuticals	58	72,146	6.7%
High Tech Industries	64	87,438	8.1%
Hotel, Gaming & Leisure	50	59,295	5.5%
Media: Broadcasting & Subscription	22	33,810	3.1%
Media: Diversified & Production	14	17,237	1.6%
Media: Advertising, Printing, Publishing	9	10,570	1.0%
Metals & Mining	15	14,633	1.4%
Retail	51	75,235	7.0%
Services: Business	87	117,372	10.9%
Services: Consumer	49	68,770	6.4%
Telecommunications	33	42,925	4.0%
Transportation: Cargo	19	25,552	2.4%
Transportation: Consumer	20	21,645	2.0%
Utilities: Electric	2	1,236	0.1%
Wholesale	8	13,903	1.3%

Total	865	$1,080,886	100.0%

(Dollars in thousands)	As of June 30, 2018
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
B1	139	$172,742	16.0%
B2	328	428,013	9.6%
B3	154	182,896	16.9%
Ba1	30	37,353	3.5%
Ba2	64	68,025	6.3%
Ba3	105	125,718	11.6%
Baa2	32	52,053	4.8%
Baa3	6	5,095	0.5%
Caa1	3	5,105	0.5%
Caa2	2	1,930	0.2%
C	2	1,956	0.2%

Total	865	$1,080,886	100.0%

Other Liquidity Considerations

As of June 30, 2018, our indebtedness consists of our bonds payable, borrowings against lines of credit, and our borrowings under the CLO V warehouse credit facility. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”) related to JMP Securities.

In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”), which were fully redeemed on December 28, 2017. In November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company announced its intent to redeem $10 million of the issued and outstanding 2013 Senior Notes on July 31, 2018 (the "Redemption Date"). The Notes will be redeemed at 100% of their principal amount, $25, plus the accrued and unpaid interest thereon up to, but excluding, the Redemption Date.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period of one year and one month through August 31, 2018. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company’s outstanding balance on this line of credit was $18.0 million as of June 30, 2018 and zero as of December 31, 2017.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of June 30, 2018, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2018, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2019, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of June 30, 2018 and December 31, 2017.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2018 and December 31, 2017, the Company was in compliance with the loan covenants.

On July 31, 2017, the Company established, a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. The Company subsequently entered into amendments to the credit facility and as of June 21, 2018, the credit facility was increased to $340.0 million. As of June 30, 2018, the balance of the credit facility was $238.5 million.

         On February 28, 2018, the Company, entered into a Repurchase Agreement with BNP Paribas to finance the acquisition of asset-backed securities issued by CLO III in connection with risk retention requirements. During the second quarter of 2018 the Company fully repaid the outstanding balance and sold the assets collateralizing the agreement. As of June 30, 2018, there was no balance outstanding in connection with the Repurchase Agreement.

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

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The table below represents cash distributions made for the three months ended June 30, 2018.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
April 19, 2018	April 30, 2018	May 15, 2018	$0.030
April 19, 2018	May 31, 2018	June 15, 2018	$0.030
April 19, 2018	June 29, 2018	July 13, 2018	$0.030

During the three months ended June 30, 2018, the Company repurchased 92,922 of the Company’s shares at an average price of $5.15 per share for an aggregate purchase price of $0.5 million on the open market.

We had total restricted cash of $46.7 million comprised primarily of $43.3 million of restricted cash at JMP Investment Holdings on June 30, 2018. This balance was comprised of $14.6 million in interest received from loans in the CLOs, and $28.7 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $23.7 million and $37.3 million, which were $22.5 million and $35.9 million in excess of the required net capital of $1.3 million and $1.4 million, at June 30, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.79 to 1 and 0.58 to 1 at June 30, 2018 and December 31, 2017, respectively.

A condensed table of cash flows for the six months ended June 30, 2018 and 2017 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2017 to 2018
	2018	2017		%
Cash flows used in operating activities	$(14,194)	$(26,693)	$12,499	46.8%
Cash flows provided by investing activities	(214,481)	(44,254)	(170,227)	-384.7%
Cash flows provided by (used in) financing activities	188,449	(101,786)	290,235	285.1%
Total cash flows	$(40,226)	$(172,733)	$132,507	76.7%

Cash Flows for the six months Ended June 30, 2018

Cash decreased by $40.2 million during the six months ended June 30, 2018, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $14.2 million of cash from the net loss of $3.0 million, adjusted for the cash used by operating assets and liabilities of $19.0 million, and provided by non-cash revenue and expense items of $7.7 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation and other liabilities of 17.5 million and an increase in receivables of $8.3 million, partially offset by a decrease in deposits and other assets of $5.6 million.

Our investing activities used $214.8 million of cash primarily due to a $193.0 million funding of loans collateralizing asset-backed securities issued and $205.1 million of funding for loans held for investment, partially offset by the $172.4 million of receipts from loans collateralizing asset-backed securities issued and $11.2 million from sale of other investments.

Our financing activities provided $188.4 million of cash primarily due to $332.1 million of proceeds from the issuance of asset-backed securities issued, $177.3 million proceeds from draw downs of CLO V warehouse, and $18.0 million in proceeds for a line of credit, partially offset by the repurchase of $332.1 million of asset-backed securities issued.

Cash Flows for the six months Ended June 30, 2017

Cash decreased by $172.7 million during the six months ended June 30, 2017, as a result of cash used in operating, investing, and financing activities.

Our operating activities used $26.7 million of cash from the net loss of $12.3 million, adjusted for the cash used by operating assets and liabilities of $25.6 million, and provided by non-cash revenue and expense items of $11.3 million. The cash used by the change in operating assets and liabilities included a decrease in accrued compensation and other liabilities of $17.4 million and an increase in receivables of $5.5 million.

  Our investing activities used $44.3 million of cash primarily due $510.4 million of funding for loans collateralizing asset-backed securities, partially offset by $400.5 million of proceeds from issuance of loans collateralizing asset-backed securities, $34.0 million proceeds from sale of loans held for sale, $23.5 of cash provided by changes in cash collateral posted for derivative transactions, and $11.1 million of proceeds from sale of other investments.

Our financing activities used $101.8 million of cash primarily due to $503.6 million repayment of asset-backed securities issued relating to the liquidation of CLO I and CLO II, partially offset by $408.4 proceeds from issuance of asset-backed securities due to the securitization of CLO IV.

Contractual Obligations

As of June 30, 2018, our aggregate minimum future commitment on our leases was $22.9 million. See Note 13 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $3.1 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of June 30, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2018. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended June 30, 2018

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
				Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	Total Number of Shares Purchased	Average Price Paid Per Share

Period

April 1, 2018 to April 30, 2018	-	$-	-	804,125
May 1, 2018 to May 31, 2018	46,652	$5.09	46,652	757,473
June 1, 2018 to June 30, 2018	46,270	$5.21	46,270	711,203
Total	92,922		92,922

(1)	On December 11, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.21	Second Amendment to Credit Agreement, dated as of June 21, 2018, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed on June 21, 2018).

10.22	Indenture, dated as of July 26, 2018, among JMP Credit Advisors CLO V Ltd., as Issuer, JMP Credit Advisors CLO V LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on July 27, 2018).

10.23*	Amendment Number Nine to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 6, 2018, by and between JMP Securities LLC and City National Bank

10.24*	Amendment Number Four to Second Amended and Restated Credit Agreement, dated August 6, 2018, by and between JMP Holding LLC, the lenders, and City National Bank.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

_________

*Filed herewith