Form 10-Q
period 2018-09-30
JMP GROUP LLC
filed 2018-11-09
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

JMP Group LLC shares representing limited liability company interests outstanding as of November 6, 2018: 21,296,633

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$73,143	$85,594
Restricted cash	48,586	51,727
Investment banking fees receivable (net of allowance for doubtful accounts of $455 and $159 as of September 30, 2018 and December 31, 2017)	10,725	9,567
Marketable securities owned, at fair value	20,194	20,825
Other investments (includes $8,785 and $18,450 measured at fair value at September 30, 2018 and December 31, 2017, respectively)	15,793	27,984
Loans held for investment, net of allowance for loan losses	5,606	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,164,404	765,583
Interest receivable	3,046	2,259
Fixed assets, net	2,363	2,322
Other assets	19,706	26,817
Total assets	$1,363,566	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$5,604	$7,919
Accrued compensation	33,371	43,131
Asset-backed securities issued (net of debt issuance costs of $9,551 and $7,852 at September 30, 2018 and December 31, 2017, respectively)	1,112,049	738,248
Interest payable	10,371	6,512
Note payable	829	-
CLO V warehouse credit facility	-	61,250
Bond payable (net of debt issuance costs of $2,530 and $2,810 at September 30, 2018 and December 31, 2017, respectively)	83,395	93,103
Other liabilities	17,653	16,284
Total liabilities	1,263,272	966,447

Commitments and Contingencies (Footnote 13)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both September 30, 2018 and December 31, 2017; 21,357,212 and 21,729,079 shares outstanding at September 30, 2018 and December 31, 2017, respectively	23	23
Additional paid-in capital	134,960	134,719
Treasury shares at cost, 1,422,840 and 1,050,973 shares at September 30, 2018 and December 31, 2017, respectively	(7,908)	(5,955)
Accumulated deficit	(40,341)	(32,452)
Total JMP Group LLC shareholders' equity	86,734	96,335
Nonredeemable Non-controlling Interest	13,560	13,844
Total equity	100,294	110,179
Total liabilities and equity	$1,363,566	$1,076,626

See accompanying notes to consolidated financial statements.

JMP Group LLC

 Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	September 30, 2018		December 31, 2017

Restricted cash	$44,840		$43,050
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,164,404		765,583
Interest receivable	2,838		1,918
Other assets	1,104		568
Total assets of consolidated VIEs	$1,213,186		$811,119

Asset-backed securities issued, net of debt issuance costs	1,114,549	(1)	738,248
Interest payable	9,479		5,346
Other liabilities	1,650		1,221
Total liabilities of consolidated VIEs	$1,125,678		$744,815

(1) Includes $2.5 million of debt held by the Company which is eliminated on the Consolidated Statements of Financial Condition.

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Investment banking	$21,095	$22,085	$70,319	$54,813
Brokerage	4,676	4,763	14,787	15,127
Asset management fees	3,702	4,014	15,505	14,078
Principal transactions	469	(1,392)	(1,467)	(3,608)
Gain (loss) on sale, payoff and mark-to-market of loans	(556)	278	(888)	1,208
Net dividend income	320	278	935	817
Other income	306	282	666	921
Non-interest revenues	30,012	30,308	99,857	83,356

Interest income	18,652	10,900	47,031	29,663
Interest expense	(13,789)	(8,811)	(35,125)	(24,649)
Net interest income	4,863	2,089	11,906	5,014

Loss on repurchase, reissuance or early retirement of debt	(170)	-	(2,838)	(5,332)
Provision for loan losses	(1,454)	(368)	(4,199)	(3,488)
Total net revenues after provision for loan losses	33,251	32,029	104,726	79,550

Non-interest expenses
Compensation and benefits	22,671	24,563	76,070	69,013
Administration	2,302	1,459	7,246	5,999
Brokerage, clearing and exchange fees	808	740	2,373	2,288
Travel and business development	1,080	709	3,236	2,735
Communications and technology	1,040	1,046	3,149	3,150
Managed deal expenses	614	-	4,528	-
Occupancy	1,172	1,117	3,432	3,339
Professional fees	1,272	1,094	4,315	3,109
Depreciation	285	277	836	891
Other	369	366	1,532	1,993
Total non-interest expenses	31,613	31,371	106,717	92,517
Net income (loss) before income tax expense	1,638	658	(1,991)	(12,967)
Income tax expense (benefit)	527	1,113	(146)	(169)
Net income (loss)	1,111	(455)	(1,845)	(12,798)
Less: Net income attributable to nonredeemable non-controlling interest	823	780	138	1,712
Net income (loss) attributable to JMP Group LLC	$288	$(1,235)	$(1,983)	$(14,510)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.01	$(0.06)	$(0.09)	$(0.67)
Diluted	$0.01	$(0.06)	$(0.09)	$(0.67)

Distributions declared per common share	$0.090	$0.090	$0.270	$0.270

Weighted average common shares outstanding:
Basic	21,435	21,525	21,545	21,583
Diluted	21,737	21,525	21,545	21,583

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179
Net income (loss)	-	-	-	-	(1,983)	138	(1,845)
Additional paid-in capital - share-based compensation	-	-	-	897	-	-	897
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(5,906)	-	(5,906)
Purchases of shares of common shares for treasury	-	-	(2,340)	-	-	-	(2,340)
Reissuance of shares of common shares from treasury	-	-	387	-	-	-	387
Surrender of subsidiary shares from non-controlling interest holders	-	-	-	(656)	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	(1,527)	(1,527)
Capital contributions from non-controlling interest holders	-	-	-	-	-	449	449
Balance, September 30, 2018	22,780	$23	$(7,908)	$134,960	$(40,341)	$13,560	$100,294

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(14,510)	1,712	(12,798)
Additional paid-in capital - share-based compensation	-	-	-	1,485	-	-	1,485
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(5,829)	-	(5,829)
Purchases of shares of common shares for treasury	-	-	(1,967)	-	-	-	(1,967)
Reissuance of shares of common shares from treasury	-	-	2,154	-	-	-	2,154
Distributions to non-controlling interest holders	-	-	-	-	-	(3,868)	(3,868)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, September 30, 2017	22,780	$23	$(7,605)	$137,430	$(29,138)	$13,853	$114,563

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,845)	$(12,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	4,199	3,488
(Gain) loss on sale and payoff of loans and mark-to-market of loans	888	(1,208)
Loss on repurchase, reissuance or early retirement of debt	2,838	5,542
Change in other investments:
Income from investments in equity method investees	273	4,628
Unrealized loss on other equity investments	(179)	(505)
Realized (gain) loss on other investments	205	(26)
Depreciation and amortization	1,067	1,079
Share-based compensation expense	1,135	2,159
Other	296	90
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	(787)	1,378
Increase in receivables	(1,454)	(22,419)
Decrease (increase) in marketable securities	631	(3,293)
Decrease in deposits and other assets	6,937	714
Increase (decrease) in marketable securities sold, but not yet purchased	(2,315)	16,254
Increase in interest payable	3,859	1,240
Decrease in accrued compensation	(9,760)	(7,873)
Increase (decrease) in other liabilities	1,967	(1,110)
Net cash provided by (used in) operating activities	7,955	(12,660)

Cash flows from investing activities:
Purchases of fixed assets	(877)	(204)
Purchases of other investments	(1,525)	(2,034)
Sales of distributions from other investments	13,949	12,300
Funding of loans collateralizing asset-backed securities issued	(307,808)	(614,431)
Funding of loans held for sale	-	(2,752)
Funding of loans held for investment	(312,089)	(13,514)
Sale, payoff and principal receipts of loans held for sale	-	35,735
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	268,239	506,549
Sale, payoff and principal payments on loans held for investment	26,726	975
Net changes in cash collateral posted for derivative transactions	-	25,000
Net cash used in investing activities	(313,385)	(52,376)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Repayment on bonds payable	(9,980)	-
Proceeds from issuance of Repurchase Agreement	3,878	-
Proceeds from drawdowns on CLO V warehouse facility	263,750	7,000
Repayments on CLO V warehouse facility	(325,000)	-
Proceeds from sale of note payable to affiliate	829	-
Payment of debt issuance costs	(1,897)	-
Repayment of asset-backed securities issued	(332,100)	(503,617)
Repayment of Repurchase Agreement	(3,878)	-
Proceeds of issuance from asset-backed securities issued	699,107	408,394
Reissuance of asset-back securities	4,453	-
Distributions and distribution equivalents paid on common shares and RSUs	(5,906)	(5,838)
Capital contributions of nonredeemable non-controlling interest holders	449	92
Proceeds from exercises of stock options	-	1,149
Purchase of common shares for treasury	(2,309)	(1,660)
Distributions to non-controlling interest shareholders	(1,527)	(3,868)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	(307)
Net cash provided by (used in) financing activities	289,838	(98,655)
Net decrease in cash, cash equivalents, and restricted cash	(15,592)	(163,691)
Cash, cash equivalents and restricted cash, beginning of period	137,321	313,148
Cash, cash equivalents and restricted cash, end of period	$121,729	$149,457

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31,266	$20,096
Cash paid during the period for taxes	$2,173	$1,153

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$387	$2,154
Distributions declared but not yet paid	$643	$644
Acquisition of equity securities in restructuring of loans	$809	$520
Transfer of loans held for investment to loans collateralizing asset-backed securities issued upon securitization of CLO V	$362,213	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages three collateralized loan obligations (“CLO”) vehicles. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

In February 20, 2018, the Company closed a refinancing of the asset back securities issued by JMP Credit Advisors CLO III Ltd ("CLO III"), which lowered the weighted average cost of funds by 55 basis points and extended the reinvestment period for two years. In connection with the refinancing, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

On July 26, 2018, entities sponsored by JMP Group LLC closed a $407.8 million CLO. The senior notes offered in this transaction (the "Secured Notes") were issued by JMP Credit Advisors CLO V Ltd. ("CLO V"), a special purpose Cayman vehicle, and co-issued by JMP Credit Advisors CLO V LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Moody's Investors Service, Inc. The Company, through a wholly-owned subsidiary, retained 100% of the junior subordinated notes and 25% of the senior subordinated notes, which are not rated. JMPCA serves as collateral manager of CLO V under a collateral management agreement.

On October 11, 2018, the Company established, through its affiliate, JMP Credit Advisors Long-Term Warehouse Ltd., a Cayman Islands vehicle (the “Borrower”), and the Borrower's subsidiary, JMP Credit Advisors CLO VI Warehouse Ltd., a Cayman Islands vehicle (together with the Borrower, the Borrower Entities"), a $100 million revolving credit facility (the “Facility”) with BNP Paribas to finance the acquisition of a portfolio of broadly syndicated corporate loans. JMPCA will act as collateral manager with duties including the selection of assets to be acquired by the Borrower Entities. All borrowings under the Facility will be subject to the satisfaction of certain customary covenants, the accuracy of certain representations and warranties, concentration limitations and other restrictions. The Facility will be primarily secured by a portfolio of broadly syndicated corporate loans that are eligible for acquisition by the Borrower Entities. The Borrower Entities are collectively subject to mandatory prepayments under the Facility upon the occurrence of certain events. In addition, the Borrower may make optional prepayments under the Facility. The Facility is structured to have a revolving period of up to three years ending October 11, 2021, and a twelve-month amortization period. The Facility will have a market standard advance rate, and any outstanding balances will bear interest at standard market interest rates based on LIBOR.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the nine months ended September 30, 2018, there were no significant changes made to the Company’s significant accounting policies other than those described below. The accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard on January 1, 2018 using a modified retrospective approach. Accordingly, the new revenue standard was applied prospectively in the Company’s financial statements from January 1, 2018 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

Refer to Note 3, Recent Accounting Pronouncements, for additional information.

3. Recent Accounting Pronouncements

 Accounting Standards to be Adopted in Future Periods

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company expects to recognize its lease agreements as a right-to-use asset with a corresponding lease liability to reflect the present value of the future lease payments. The Company is evaluating the impact of the adoption of this standard.

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

ASU 2018-13, Fair Value Measurement (Topic 820), was issued in August 2018 as part of the disclosure framework project to improve the effectiveness of the disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The new guidance will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact of the adoption of this standard.

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

For the quarter ended September 30, 2018, there was no significant impact as a result of adoption of the new revenue standard to our consolidated financial statements. The new revenue standard primarily impacted the presentation of our investment banking revenue and expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in thousands)
	As Reported	ASC 606 Impact	Pre-Adoption (1)	As Reported	ASC 606 Impact	Pre-Adoption (1)

Revenues
Investment banking	$21,095	$913	$20,182	$70,319	$5,643	$64,676
Total non-interest revenues	30,012	913	29,099	99,857	5,643	94,214
Total net revenues after provision for loan losses	33,251	913	32,338	104,726	5,643	99,083

Expenses
Travel and business development	1,080	299	781	3,236	928	2,308
Managed deal expenses	614	614	-	4,528	4,528	-
Professional fees	1,272	-	1,272	4,315	187	4,128
Total non-comp expenses	8,942	913	8,029	30,647	5,643	25,004
Total non-interest expenses	31,613	913	30,700	106,717	5,643	101,074

(1)	Amounts reflect each impacted consolidated financial statement line item as they would have been reported under accounting principles generally accepted in the United States of America prior to the adoption of the new revenue standard.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-18 resulted in a decrease of cash used in operating activities of $1.3 million and a decrease in cash provided by investing activities of $167.0 million for the nine months ended September 30, 2017.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$73,143	$73,143	$-	$-	$73,143
Restricted cash and deposits	48,586	48,586	-	-	48,586
Marketable securities owned	20,194	20,194	-	-	20,194
Other investments (1)	868	-	868	-	868
Other investments measured at net asset value (1)	8,304	-	-	-	-
Loans held for investment, net of allowance for loan losses	5,606	-	1,325	3,673	4,998
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,164,404	-	1,171,526	1,271	1,172,797
Total assets:	$1,321,105	$141,923	$1,173,719	$4,944	$1,320,586

Liabilities:
Marketable securities sold, but not yet purchased	$5,604	$5,604	$-	$-	$5,604
Notes payable	829	-	829	-	829
Asset-backed securities issued, net of debt issuance costs	1,112,049	-	1,120,691	-	1,120,691
Bond payable	83,395	87,201	-	-	87,201
Total liabilities:	$1,201,877	$92,805	$1,121,520	$-	$1,214,325

	December 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,594	$85,594	$-	$-	$85,594
Restricted cash and deposits	51,727	51,727	-	-	51,727
Marketable securities owned	20,825	20,825	-	-	20,825
Receivable from clearing broker	6,801	6,801	-	-	6,801
Other investments (1)	10,226	-	10,226	-	10,226
Other investments measured at net asset value (1)	8,224	-	-	-	-
Loans held for investment, net of allowance for loan losses	83,948	-	80,956	3,342	84,298
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	-	766,298	-	766,298
Total assets:	$1,032,928	$164,947	$857,480	$3,342	$1,025,769

Liabilities:
Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919
Asset-backed securities issued, net of debt issuance costs	738,248	-	748,015	-	748,015
Bond payable	93,103	-	97,014	-	97,014
CLO V warehouse credit facility	61,250	-	61,250	-	61,250
Total liabilities:	$900,520	$7,919	$906,279	$-	$914,198

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

(In thousands)		September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$20,194	$20,194	$-	$-	$20,194
Other investments:
Investments in hedge funds managed by the Company	868	-	868	-	868
Investments in other funds managed by the Company (1)	4,870	-	-	-	-
Total investment in funds managed by the Company (1)	5,738	-	868	-	868
Limited partnership in investments in private equity/ real estate funds (1)	3,434	-	-	-	-
Total other investments	9,172	-	868	-	868
Total assets:	$29,366	$20,194	$868	$-	$21,062

Marketable securities sold, but not yet purchased	$5,604	$5,604	$-	$-	$5,604

Total liabilities:	$5,604	$5,604	$-	$-	$5,604

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

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2018 and year ended December 31, 2017.

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

The Company determined the fair value of short-term debt, which includes notes payable, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

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

As of both September 30, 2018 and December 31, 2017, $7.9 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$3,434	$3,761	$2,013	$3,279
Investment in other funds managed by the Company	Nonredeemable	N/A	$4,870	$4,173	$-	$-

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $1.6 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively.

Loans Held for Investment

 At September 30, 2018 and December 31, 2017, the number of loans held for investment outside of the CLO portfolios were six and ten, respectively. The Company reviews credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

There were no loans past due as of September 30, 2018, and there was one loan past due as of December 31, 2017. A summary of activity in loan losses for the three and nine months ended September 30, 2018 and 2017 is as follows:

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$-	$(1,746)	$(2,413)	$-	$(2,279)	$(494)	$(823)	$-
Provision for loan losses
Specific	(149)	-	(734)	-	(353)	-	(1,465)	-
General	-	-	-	(49)	-	(1,278)	-	(49)
Charge off	-	-	996	-	2,483	26	1376	-
Transfers to (from) loans collateralizing asset-backed securities	-	1,746	-	-	-	1,746	(1,239)	-
Balance, at end of the period	$(149)	$-	$(2,151)	$(49)	$(149)	$-	$(2,151)	$(49)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2018 and December 31, 2017, $0.5 million and $1.4 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

As of September 30, 2018 and December 31, 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status as of September 30, 2018 and December 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
Impaired loans with an allowance recorded	$467	$489	$149	$467	$22
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$467	$489	$149	$467	$22

(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,379	$1,448	$391	$1,411	$32

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans held for investment at September 30, 2018 and December 31, 2017:

(In thousands)	Cash Flow Loans
	September 30,	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	-	12,174
B1 - B3	-	64,170
Caa1 - Caa3	2,468	5,310
Not Rated	3,336	4,595
Total:	$5,804	$86,249

Internal rating (1) :
2	$918	$77,525
3	-	384
4	1,978	2,613
5	489	1,379
Not rated	2,419	4,348
Total:	$5,804	$86,249

Performance:
Performing	$5,300	$83,161
Non-performing	504	3,088
Total:	$5,804	$86,249

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

5. Loans Collateralizing Asset-backed Securities Issued

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 is as follows:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(110)	$(6,861)	$(1,211)	$(6,477)	$(390)	$(6,533)	$(937)	$(5,783)
Reversal (provision) for loan losses:
Specific reserve	(558)	-	(128)	26	(1,366)	-	(1,641)	26
General reserve	-	(747)	-	244	-	(1,075)	-	(630)
Charge off	110	-	950	-	1,198	-	950	180
Transfer to (from) loans held for investment	-	(1,746)	-	-	-	(1,746)	1,239	-
Balance at end of period	$(558)	$(9,354)	$(389)	$(6,207)	$(558)	$(9,354)	$(389)	$(6,207)

Impaired Loans, Non-Accrual, Past Due Loans and Restructured Loans

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2018 and December 31, 2017, $1.8 million and $1.4 million of the recorded investment amount in loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $1,172.5 million and $771.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at September 30, 2018 and December 31, 2017:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
Impaired loans with an allowance recorded	$1,830	$1,956	$558	$1,830	$119
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,830	$1,956	$558	$1,830	$119

December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,379	$1,448	$391	$1,411	$32

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at September 30, 2018 or December 31, 2017. During the three and nine months ended September 30, 2017, the Company had two loans which were modified in troubled debt restructurings. The principal balances of the loans were reduced from $2.5 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and the interest rates on the loans were increased by 1.30% and 3.00% percent. In addition the Company received $0.4 million of cash and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured.

During the nine months ended September 30, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of September 30, 2018. The Company had no loans modified in a troubled debt restructuring during the three months ended September 30, 2018.

Credit Quality of Loans

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at September 30, 2018 and December 31, 2017:

(In thousands)	Cash Flow Loans
	September 30,	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$7,411	$8,880
Ba1 - Ba3	239,980	134,061
B1 - B3	881,880	579,091
Caa1 - Caa3	43,215	50,475
Ca	1,271	-
Total:	$1,173,757	$772,507

Internal rating: (1)
2	$1,024,963	$692,198
3	134,928	70,217
4	12,595	8,713
5	1,271	1,379
Total:	$1,173,757	$772,507

Performance:
Performing	$1,172,486	$771,128
Non-Performing	1,271	1,379
Total:	$1,173,757	$772,507

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Debt

Bond Payable

(In thousands)	September 30, 2018	December 31, 2017

8.00% Senior Notes due 2023	$36,000	$46,000
7.25% Senior Notes due 2027	50,000	50,000
Total outstanding principal	$86,000	$96,000
Less: Debt issuance costs	(2,530)	(2,802)
Less: Consolidation elimination	(75)	(95)
Total debt obligations	$83,395	$93,103

The 8% Senior Notes due 2023 and the 7.25% Senior Notes due 2027 (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The 8% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 8% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $46 million 8% Senior Notes until the maturity of the Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both September 30, 2018 and December 31, 2017, the Company was in compliance with the debt covenants in the indentures. On July 31, 2018, the Company redeemed $10 million of the 8% Senior Notes. The Company recorded a loss of $0.2 million related to early redemption.

      The future scheduled principal payments of the debt obligations were as follows:

(In thousands)	September 30, 2018

2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	September 30, 2018	December 31, 2017

$340 million, CLO V Warehouse Credit Facility through July 31, 2018	$-	$61,250
$25 million, JMP Holding Credit Agreement through June 4, 2019	-	-
$20 million, JMP Securities Revolving Line of Credit through June 6, 2019	-	-
Other	829	-
Total Credit Facilities	$829	$61,250

The Company's Credit Agreement (the "Credit Agreement") dated as of August 3, 2016, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. As of both September 30, 2018 and December 31, 2017, the Company was in compliance with the loan covenants. As of both September 30, 2018 and December 31, 2017, the outstanding balance on the Credit Agreement was zero. The $25 million line of credit has a LIBOR plus 225 bps interest rate, which will convert to a term loan after June 4, 2019, and will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The net loans collateralizing asset-backed securities CLO V warehouse facility was $76.8 million as of December 31, 2017. The CLO V warehouse facility had a market standard advance rate and the outstanding balances bore interest at LIBOR plus 1.375% until July 31, 2018, which marked the end of the revolving period on the facility. If not paid off prior to July 31, 2018, the facility had a 10 month amortization period after the revolving period in which the outstanding balances would bear interest rate at LIBOR plus 2.30%. On July 26, 2018 CLO V completed a $407.8 million securitization, comprised of $368.0 million aggregate principal amount of secured notes (the “Secured Notes”) and $39.8 million of unsecured subordinated notes (the “Subordinated Notes”). Proceeds from the securitization were used, in part, to retire the warehouse facility. The Secured Notes offered in this transaction were issued in multiple tranches and are rated by Moody's Investors Service, Inc. and, in respect of certain tranches, Fitch. The Secured Notes will be repaid from the cash flows generated by the loan portfolio owned by CLO V. The CLO V warehouse was fully repaid as of July 26, 2018.

On February 28, 2018, the Company entered into a Repurchase Agreement with BNP Paribas. In connection with the Repurchase Agreement, BNP took custody of asset-back securities issued by CLO III that had a par-value of $4.5 million. The Repurchase Agreement specified that a significant decline in the fair market value of the asset-backed securities would result in a call of additional cash collateral. The Company settled the Repurchase Agreement and sold the CLO III asset-backed security in May 2018 and recognized a loss on redemption of the asset-backed security of $42 thousand.

7. Asset-backed Securities Issued

 The table below sets forth the outstanding debt obligations of CLO III, CLO IV, and CLO V as of September 30, 2018 and December 31, 2017:

(In thousands)	As of September 30, 2018			As of December 31, 2017
	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$769,750	0.85%-1.37%	10.12	$513,750	1.24%-1.37%	9.22
Class B Senior Secured Floating Rate Notes	143,700	1.30%-1.90%	10.13	95,700	1.80%-1.90%	9.26
Class C Senior Secured Deferrable Floating Rate Notes	71,500	1.80%-2.65%	10.09	49,500	2.60%-2.65%	9.18
Class D Senior Secured Deferrable Floating Rate Notes	68,350	2.60%-4.15%	10.09	46,350	3.90%-4.15%	9.14
Class E Senior Secured Deferrable Floating Rate Notes	60,800	5.70%-6.80%	10.11	40,800	6.80%-7.10%	9.21
Total secured notes sold to investors	$1,114,100			$746,100

Senior Subordinated Notes	7,500	6.90%	10.75	-
Less: Debt issuance costs	(9,551)			(7,852)
Total CLOs asset-backed securities issued	$1,112,049			$738,248

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLOs loan portfolio and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. Payment of interest on the Class C, Class D, Class E, and senior subordinated notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not available, interest on the Class C, Class D, Class E, and senior subordinated notes will be deferred. The secured notes are secured by the CLOs loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLOs loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. The subordinated notes are subordinated in right of payment to all other classes of notes and are unsecured.

        As of September 30, 2018, future scheduled payments with respect to the debt obligations of the CLOs were as follows:

(In thousands)
As of September 30, 2018
2018	$-
2019	-
2020	-
2021	-
2022	-
Thereafter	1,121,600
Total	$1,121,600

    The net loans collateralizing asset-backed securities for CLO III, CLO IV, and CLO V is $1,164.4 million and $765.6 million as of September 30, 2018 and December 31, 2017, respectively.

 8. Shareholders’ Equity

Share Repurchase Program

During the three months ended September 30, 2018, the Company repurchased 146,003 of the Company’s shares, at an average price of $5.34 per share, for an aggregate purchase price of $0.8 million on the open market. During the nine months ended September 30, 2018, the Company repurchased 434,800 of the Company’s shares, at an average price of $5.29 per share, for an aggregate purchase price of $2.3 million on the open market.

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

9. Share-Based Compensation

        On January 1, 2015, the Company's board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). The JMP Group Plan maintains authorization of the issuance of 4,000,000 shares, as originally approved by shareholders on April 12, 2007 and subsequently approved by shareholders on June 6, 2011. This amount is increased by any shares the Company purchases on the open market, or through any share repurchase or share exchange program, initiated by the Company unless the board of directors or its appointee determines otherwise. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury shares.

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	2,515,000	$6.55
Balance, end of period	2,515,000	$6.55

Options exercisable at end of period	2,515,000	$6.55

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2018:

September 30, 2018
			Options Outstanding				Options Vested and Exercisable

				Weighted				Weighted
				Average	Weighted			Average	Weighted
Range of				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise			Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices			Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05	-	$7.33	2,515,000	0.77	$6.55	$-	2,515,000	0.77	$6.55	-

   The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company did not recognize any compensation expense related to share options for the three months ended September 30, 2018 and 2017. The Company recognized compensation expense related to share options of zero and $54 thousand for the nine months ended September 30, 2018 and 2017, respectively.

   As of September 30, 2018, there was no unrecognized compensation expense related to share options.

   There were no share options exercised during the three and nine months ended September 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options. The Company recognized current income tax benefits of zero and $20 thousand from the exercise of share options during the three and nine months ended September 30, 2017, respectively.

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

   The following table summarizes RSU activity for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	277,193	$5.60
Granted	454,974	5.01
Vested	(69,044)	5.78
Forfeited	(128,003)	5.32
Balance, end of period	535,120	$5.14

The aggregate fair value of RSUs vested during both the three months ended September 30, 2018 and 2017 were $91 thousand and $380 thousand, respectively. The aggregate fair value of RSUs vested during both the nine months ended September 30, 2018 and 2017 were $399 thousand and $983 thousand, respectively. The income tax benefits realized from the vested RSUs were zero and $169 thousand for the three months ended September 30, 2018 and 2017, respectively. The income tax benefits realized from the vested RSUs were $28 thousand and $419 thousand for the nine months ended September 30, 2018 and 2017, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended September 30, 2018 and 2017, the Company recorded compensation expenses related to RSU's of $507 thousand and $788 thousand, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to RSU's of $1.3 million and $2.4 million, respectively.

For the three months ended September 30, 2018 and 2017, the Company recognized income tax benefits of $101 thousand and $299 thousand, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2018 and 2017, the Company recognized income tax benefits of $215 thousand and $658 thousand, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2018, there was $1.2 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 0.99 years.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.86%, distribution yield of 9.43%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the SARs outstanding as well as SARs vested and exercisable as of September 30, 2018:

September 30, 2018
Options Outstanding

Weighted
				Average	Weighted
Range of				Remaining	Average	Aggregate
Exercise Prices			Number	Contractual	Exercise	Intrinsic
			Outstanding	Life in Years	Price	Value

$7.33	-	$7.33	2,485,000	1.25	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period. All of the outstanding SARs as of September 30, 2018 are fully vested. For the three months ended September 30, 2018 and 2017, the Company recorded compensation benefit of $50 thousand and compensation expense of $68 thousand, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation benefit of $149 thousand and $263 thousand, respectively.

For the three months ended September 30, 2018 and 2017, the Company recognized income tax benefit of $13 thousand and income tax expense of $26 thousand, respectively, related to the compensation expense recognized for SARs. For the nine months ended September 30, 2018 and 2017, the Company recognized income tax benefit of $39 thousand and $101 thousand, respectively, related to the compensation expense recognized for SARs. As of September 30, 2018, there was no unrecognized compensation expense related to SARs. There were no SARs exercised during the nine months ended September 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of SARs.

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

The computations of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net income (loss) attributable to JMP Group LLC	$288	$(1,235)	$(1,983)	$(14,510)

Denominator:
Basic weighted average shares outstanding	21,435	21,525	21,545	21,583

Effect of potential dilutive securities:
Restricted share units	302	-	-	-

Diluted weighted average shares outstanding	21,737	21,525	21,545	21,583

Net income (loss) per share
Basic	$0.01	$(0.06)	$(0.09)	$(0.67)
Diluted	$0.01	$(0.06)	$(0.09)	$(0.67)

Due to the net loss for the three and nine months ended September 30, 2017, and nine months ended September 30, 2018, all of the share options and RSUs outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

11. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.5 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

For the three months ended September 30, 2018 and 2017, the Company recorded income tax expense of $0.5 million and $1.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax benefit of $0.1 million and $0.2 million, respectively. The effective tax rates were -11.24% and -8.12% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rates were 7.32% and 1.30% for the nine months ended September 30, 2018 and 2017, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a portion of the reported pre-tax income is attributable to non-controlling interests held in the Company’s consolidated entities by third parties, and (ii) a significant portion of pre-tax income (loss) is from qualifying sources that are generated by certain flow through entities within the Company. These amounts are excluded from the computation of corporate income tax.

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

13. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $1.2 million and $1.1 million for quarters ended September 30, 2018 and 2017, respectively. Occupancy expense was $3.4 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The California, Illinois, Minnesota, and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2018	$1,381
2019	4,365
2020	2,990
2021	2,982
2022	2,857
Thereafter	8,149
Total Lease Commitments	$22,724

     In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At both September 30, 2018 and December 31, 2017, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both September 30, 2018 and December 31, 2017. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $28.3 million and $49.1 million as of September 30, 2018 and December 31, 2017, respectively. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $26.7 million and $49.2 million as of September 30, 2018 and December 31, 2017, respectively.

14. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $28.3 million and $37.3 million, which were $27.0 million and $35.9 million in excess of the required net capital of $1.3 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.70 to 1 and 0.58 to 1 at September 30, 2018 and December 31, 2017, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

15. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of September 30, 2018 and December 31, 2017, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $18.3 million and $24.1 million, respectively, which consisted of investments in hedge and other private funds of $7.5 million and $14.7 million, respectively, and an investment in HCC common stock of $10.8 million and $9.4 million, respectively. Base management fees earned from these affiliated entities were $3.2 million and $3.9 million for the three months ended September 30, 2018 and 2017. Base management fees earned from these affiliated entities were $9.5 million and $12.1 million for the nine months ended September 30, 2018 and 2017. Also, the Company earned incentive fees of $0.5 million and $0.1 million, from these affiliated entities for the three months ended September 30, 2018 and 2017, respectively. The Company earned incentive fees of $6.0 million and $2.0 million, from these affiliated entities for the nine months ended September 30, 2018 and 2017, respectively. The Company had incentive fees receivable from these affiliated entities of zero and $0.4 million for September 30, 2018 and December 31, 2017, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of September 30, 2018 and December 31, 2017, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of loans held for investment to be $2.4 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of September 30, 2018, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million as capital attributable to non-controlling interest upon execution as of September 30, 2018. The Company has allocated income on the investment based on the affiliate's pro-rata share of ownership of the investment series of $16 thousand and $44 thousand for the three and nine months ended September 30, 2018.

16. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2018 and December 31, 2017 have subsequently settled with no resulting material liability to the Company. For the three and nine months ended September 30, 2018 and 2017, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2018 or December 31, 2017.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $1.1 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 13 for description of the Company's unfunded commitments to lend as of September 30, 2018 and December 31, 2017.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management Fee Income, Investment Income, and Corporate costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management Fee Income segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations. The Investment income segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities, and interest expense related to the Company's bond issuance. The Corporate Costs segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses.

During the third quarter of 2018, the Company changed its internal reporting which resulted in changes to the Company's segment information. The Company has restated the prior periods presented herein to conform to the new presentation.

Management uses operating net income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses non-cash share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss provisions related to the CLOs, (vii) reverses one-time transaction costs related to the refinancing of the debt; (viii) one time expense associated with redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of amortization of remaining capitalized issuance costs for each. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the three and nine months ended September 30, 2018 and 2017 was prepared using the following methodology:

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

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Broker-Dealer
Non-interest revenues	$25,777		$26,848		$85,121		$69,944
Total net revenues after provision for loan losses	$25,777		$26,848		$85,121		$69,944
Non-interest expenses	23,202		22,215		76,528		63,234
Segment operating pre-tax net income	$2,575		$4,633		$8,593		$6,710
Segment assets	$68,352		$81,880		$68,352		$81,880
Asset Management Fee Income
Non-interest revenues	$4,878		$4,798		$13,439		$14,965
Total net revenues after provision for loan losses	$4,878		$4,798		$13,439		$14,965
Non-interest expenses	4,794		4,948		14,570		15,346
Segment operating pre-tax net income (loss)	$84		$(150)		$(1,131)		$(381)
Segment assets	$21,033		$19,424		$21,033		$19,424
Investment Income
Non-interest revenues	$237		$1,572		$5,961		$6,989
Net interest income	3,715		1,145		8,769		2,100
Gain (loss) on repurchase, reissuance or early retirement of debt	-		-		(42)		210
Provision for loan losses	(470)		(593)		(1,400)		(2,415)
Total net revenues after provision for loan losses	$3,482		$2,124		$13,288		$6,884
Non-interest expenses	1,535		934		9,096		5,709
Segment operating pre-tax net income	$1,947		$1,190		$4,192		$1,175
Segment assets	$1,270,289		$908,228		$1,270,289		$908,228
Corporate Costs
Non-interest expenses	2,688		2,772		7,519		6,915
Segment operating pre-tax net loss	$(2,688)		$(2,772)		$(7,519)		$(6,915)
Segment assets	$258,217		$329,631		$258,217		$329,631
Eliminations
Non-interest revenues	$(1,205)		$(821)		$(3,352)		$(2,584)
Total net revenues after provision for loan losses	$(1,205)		$(821)		$(3,352)		$(2,584)
Non-interest expenses	(1,205)		(821)		(3,354)		(2,584)
Segment operating pre-tax net income	$-		$-		$2		$-
Segment assets	$(254,326)		$(308,132)		$(254,326)		$(308,132)
Consolidating adjustments and reconciling items
Non-interest revenues	$325	(a)	$(2,089)	(a)	$(1,312)	(a)	$(5,958)	(a)
Net interest income	1,148	(b)	944	(b)	3,137	(b)	2,914	(b)
Loss on repurchase or early retirement of debt	(170)		-		(2,796)		(5,542)
(Provision) reversal for loan losses	(984)		225		(2,799)		(1,073)
Total net revenues after provision for loan losses	$319		$(920)		$(3,770)		$(9,659)
Non-interest expenses	599	(c)	1,323	(c)	2,358	(c)	3,897	(c)
Non-controlling interest expense	823		780		138		1,712
Segment operating pre-tax net loss	$(1,103)		$(3,023)		$(6,266)		$(15,268)
Segment assets	$-		$-		$-		$-
Total Segments
Non-interest revenues	$30,012		30,308		99,857		83,356
Net interest income	4,863		2,089		11,906		5,014
Loss on repurchase, reissuance or early retirement of debt	(170)		-		(2,838)		(5,332)
Provision for loan losses	(1,454)		(368)		(4,199)		(3,488)
Total net revenues after provision for loan losses	$33,251		$32,029		$104,726		$79,550
Non-interest expenses	31,613		31,371		106,717		92,517
Non-controlling interest expense	823		780		138		1,712
Segment operating pre-tax net income (loss)	$815		$(122)		$(2,129)		$(14,679)
Total assets	$1,363,566		$1,031,031		$1,363,566		$1,031,031

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating net income	$1,741	$2,291	$3,494	$767
Addback (subtract) of segment income tax expense (benefit)	177	610	643	(178)
Total Segments adjusted operating pre-tax net income	$1,918	$2,901	$4,137	$589
Subtract (Add back)
Share-based awards and deferred compensation	76	696	289	1,863
General loan loss provision (reversal) – CLOs, CLO warehouse	855	(136)	2,348	697
Early debt retirement retirement/reissuance	170	-	1,488	5,432
Restructuring costs – CLOs	-	14	54	300
Amortization of intangible asset – CLO III	69	69	207	207
Unrealized loss – real estate-related depreciation and amortization	260	2,571	1,864	6,472
Unrealized mark-to-market (gain) loss-strategic equity investments	(327)	(191)	16	297
Total Consolidation Adjustments and Reconciling Items	1,103	3,023	6,266	15,268
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$815	$(122)	$(2,129)	$(14,679)

Income tax expense (benefit)	527	1,113	(146)	(169)
Consolidated net income (loss) attributable to JMP Group LLC	$288	$(1,235)	$(1,983)	$(14,510)

20. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from these VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	September 30, 2018	December 31, 2017
Investments	$5,405	$8,226
Receivables	28	262
Total	$5,433	$8,488

21. Consolidating Financial Statements

         JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s Senior Notes (Note 6). In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings LLC became guarantors of JMP Group Inc. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

The following consolidating financial statements present the financial condition, results of operations, and cash flows of JMP Group LLC and JMP Investment Holdings LLC (collectively, "Parent Companies and Guarantors"), JMP Group Inc. ("Subsidiary Issuer"), and all other consolidated subsidiaries (collectively, "Non-Guarantor Subsidiaries") in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of September 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$6,663	$5,819	$60,661	$-	$73,143
Restricted cash and deposits	-	1,471	47,115	-	48,586
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	10,725	-	10,725
Marketable securities owned, at fair value	10,864	-	9,404	(74)	20,194
Other investments	3,159	2,142	10,492	-	15,793
Loans held for investment, net of allowance for loan losses	3,175	-	2,431	-	5,606
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,164,404	-	1,164,404
Interest receivable	208	2	3,074	(238)	3,046
Fixed assets, net	-	-	2,363	-	2,363
Other assets	(15,998)	125,625	56,012	(145,933)	19,706
Investment in subsidiaries	318,508	76,325	-	(394,833)	-
Total assets	$326,579	$211,384	$1,366,681	$(541,078)	$1,363,566

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$5,604	$-	$5,604
Accrued compensation	1,030	2,257	30,084	-	33,371
Asset-backed securities issued	-	-	1,112,049	-	1,112,049
Interest payable	-	1,071	9,538	(238)	10,371
Notes payable	127,603	-	17,763	(144,537)	829
Bond payable	-	83,470	-	(75)	83,395
Other liabilities	2,759	5,530	10,653	(1,289)	17,653
Total liabilities	$131,392	$92,328	$1,185,691	$(146,139)	$1,263,272

Total shareholders' (deficit) equity	181,459	119,056	181,370	(395,151)	86,734
Nonredeemable Non-controlling Interest	$13,728	$-	$(380)	$212	$13,560
Total equity	$195,187	$119,056	$180,990	$(394,939)	$100,294
Total liabilities and equity	$326,579	$211,384	$1,366,681	$(541,078)	$1,363,566

	As of December 31, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$13,632	$4,819	$67,143	$-	$85,594
Restricted cash and deposits	-	1,471	50,256	-	51,727
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	9,567	-	9,567
Marketable securities owned, at fair value	9,464	-	11,456	(95)	20,825
Other investments	11,543	3,101	13,340	-	27,984
Loans held for investment, net of allowance for loan losses	4,233	-	79,715	-	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	765,583	-	765,583
Interest receivable	165	4	2,090	-	2,259
Fixed assets, net	-	-	2,322	-	2,322
Other assets	(13,390)	132,931	64,490	(157,214)	26,817
Investment in subsidiaries	354,219	70,775	-	(424,994)	-
Total assets	$379,866	$213,101	$1,065,962	$(582,303)	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$7,919	$-	$7,919
Accrued compensation	-	150	42,981	-	43,131
Asset-backed securities issued	-	-	738,248	-	738,248
Interest payable	-	1,109	5,403	-	6,512
CLO V warehouse credit facility	-	-	61,250	-	61,250
Bond payable	-	93,198	-	(95)	93,103
Other liabilities	138,796	5,710	28,885	(157,107)	16,284
Total liabilities	$138,796	$100,167	$884,686	$(157,202)	$966,447

Total shareholders' (deficit) equity	226,401	112,934	182,313	(425,313)	96,335
Nonredeemable Non-controlling Interest	$14,669	$-	$(1,037)	$212	$13,844
Total equity	$241,070	$112,934	$181,276	$(425,101)	$110,179
Total liabilities and equity	$379,866	$213,101	$1,065,962	$(582,303)	$1,076,626

	For the Three Months Ended September 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$21,095	$-	$21,095
Brokerage	-	-	4,676	-	4,676
Asset management fees	-	-	3,742	(40)	3,702
Principal transactions	620	(390)	239	-	469
Loss on sale, payoff and mark-to-market of loans	-	-	(556)	-	(556)
Net dividend income	284	13	23	-	320
Other income	-	-	306	-	306
Equity earnings of subsidiaries	5,490	1,635	-	(7,125)	-
Non-interest revenues	6,394	1,258	29,525	(7,165)	30,012

Interest income	639	1,084	19,122	(2,193)	18,652
Interest expense	(1,080)	(2,144)	(12,758)	2,193	(13,789)
Net interest income	(441)	(1,060)	6,364	-	4,863

Loss on repurchase, reissuance or early retirement of debt	-	(170)	-	-	(170)
Provision for loan losses	(149)	-	(1,305)	-	(1,454)

Total net revenues after provision for loan losses	5,804	28	34,584	(7,165)	33,251

Non-interest expenses
Compensation and benefits	745	1,086	20,840	-	22,671
Administration	151	128	2,063	(40)	2,302
Brokerage, clearing and exchange fees	-	-	808	-	808
Travel and business development	11	12	1,057	-	1,080
Communications and technology	1	1	1,038	-	1,040
Managed deal expense	-	-	614	-	614
Occupancy	-	-	1,172	-	1,172
Professional fees	586	169	517	-	1,272
Depreciation	-	-	285	-	285
Other	69	-	300	-	369
Total non-interest expenses	1,563	1,396	28,694	(40)	31,613
Net income (loss) before income tax expense	4,241	(1,368)	5,890	(7,125)	1,638
Income tax expense (benefit)	-	(265)	792	-	527
Net income (loss)	4,241	(1,103)	5,098	(7,125)	1,111
Less: Net income attributable to nonredeemable non-controlling interest	707	-	116	-	823
Net income (loss) attributable to JMP Group LLC	$3,534	$(1,103)	$4,982	$(7,125)	$288

	For the Three Months Ended September 30, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$22,085	$-	$22,085
Brokerage	-	-	4,763	-	4,763
Asset management fees	-	-	4,054	(40)	4,014
Principal transactions	-	85	(1,477)	-	(1,392)
Gain on sale, payoff and mark-to-market of loans	-	-	278	-	278
Net dividend income	-	2	276	-	278
Other income	-	-	282	-	282
Equity earnings of subsidiaries	4,220	2,077	-	(6,297)	-
Non-interest revenues	4,220	2,164	30,261	(6,337)	30,308

Interest income	367	1,139	11,349	(1,955)	10,900
Interest expense	(1,146)	(2,274)	(7,410)	2,019	(8,811)
Net interest income	(779)	(1,135)	3,939	64	2,089

Provision for loan losses	-	-	(368)	-	(368)

Total net revenues after provision for loan losses	3,441	1,029	33,832	(6,273)	32,029

Non-interest expenses
Compensation and benefits	498	1,455	22,610	-	24,563
Administration	145	102	1,252	(40)	1,459
Brokerage, clearing and exchange fees	-	-	740	-	740
Travel and business development	15	-	694	-	709
Communications and technology	-	3	1,043	-	1,046
Occupancy	-	-	1,117	-	1,117
Professional fees	536	55	503	-	1,094
Depreciation	-	-	277	-	277
Other	-	36	330	-	366
Total non-interest expenses	1,194	1,651	28,566	(40)	31,371
Net income (loss) before income tax expense	2,247	(622)	5,266	(6,233)	658
Income tax expense (benefit)	-	(493)	1,606	-	1,113
Net income (loss)	2,247	(129)	3,660	(6,233)	(455)
Less: Net income attributable to nonredeemable non-controlling interest	-	-	780	-	780
Net income (loss) attributable to JMP Group LLC	$2,247	$(129)	$2,880	$(6,233)	$(1,235)

	For the Nine Months Ended September 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$70,319	$-	$70,319
Brokerage	-	-	14,787	-	14,787
Asset management fees	-	-	15,766	(261)	15,505
Principal transactions	(2,026)	(533)	1,092	-	(1,467)
Loss on sale, payoff and mark-to-market of loans	(15)	-	(873)	-	(888)
Net dividend income	836	27	72	-	935
Other income	-	-	666	-	666
Equity earnings of subsidiaries	12,586	4,426	-	(17,012)	-
Non-interest revenues	11,381	3,920	101,829	(17,273)	99,857

Interest income	1,972	3,366	48,417	(6,724)	47,031
Interest expense	(3,382)	(6,735)	(31,731)	6,723	(35,125)
Net interest income	(1,410)	(3,369)	16,686	(1)	11,906

Loss on repurchase, reissuance or early retirement of debt	(42)	(170)	(2,626)	-	(2,838)
Provision for loan losses	(134)	-	(4,065)	-	(4,199)

Total net revenues after provision for loan losses	9,795	381	111,824	(17,274)	104,726

Non-interest expenses
Compensation and benefits	1,826	3,161	71,083	-	76,070
Administration	477	367	6,663	(261)	7,246
Brokerage, clearing and exchange fees	-	-	2,373	-	2,373
Travel and business development	46	31	3,159	-	3,236
Communications and technology	2	6	3,141	-	3,149
Managed deal expense	-	-	4,528	-	4,528
Occupancy	-	-	3,432	-	3,432
Professional fees	1,847	321	2,147	-	4,315
Depreciation	-	-	836	-	836
Other	208	-	1,324	-	1,532
Total non-interest expenses	4,406	3,886	98,686	(261)	106,717
Net income (loss) before income tax expense	5,389	(3,505)	13,138	(17,013)	(1,991)
Income tax expense (benefit)	-	(2,520)	2,374	-	(146)
Net income (loss)	5,389	(985)	10,764	(17,013)	(1,845)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	477	-	(339)	-	138
Net income (loss) attributable to JMP Group LLC	$4,912	$(985)	$11,103	$(17,013)	$(1,983)

	For the Nine Months Ended September 30, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$54,813	$-	$54,813
Brokerage	-	-	15,127	-	15,127
Asset management fees	-	-	14,197	(119)	14,078
Principal transactions	(72)	(394)	(3,142)	-	(3,608)
Gain on sale, payoff and mark-to-market of loans	-	-	1,208	-	1,208
Net dividend income	512	3	302	-	817
Other income	-	-	921	-	921
Equity earnings of subsidiaries	(8,861)	2,805	-	6,056	-
Non-interest revenues	(8,421)	2,414	83,426	5,937	83,356

Interest income	1,314	3,417	30,964	(6,032)	29,663
Interest expense	(3,424)	(6,820)	(20,501)	6,096	(24,649)
Net interest income	(2,110)	(3,403)	10,463	64	5,014

Gain (loss) on repurchase, reissuance or early retirement of debt	210	-	(5,542)	-	(5,332)
Provision for loan losses	(20)	-	(3,468)	-	(3,488)

Total net revenues after provision for loan losses	(10,341)	(989)	84,879	6,001	79,550

Non-interest expenses
Compensation and benefits	2,359	2,850	63,804	-	69,013
Administration	512	335	5,271	(119)	5,999
Brokerage, clearing and exchange fees	-	-	2,288	-	2,288
Travel and business development	103	-	2,632	-	2,735
Communications and technology	2	8	3,140	-	3,150
Occupancy	-	-	3,339	-	3,339
Professional fees	1,670	209	1,230	-	3,109
Depreciation	-	-	891	-	891
Other	138	53	1,802	-	1,993
Total non-interest expenses	4,784	3,455	84,397	(119)	92,517
Net income (loss) before income tax expense	(15,125)	(4,444)	482	6,120	(12,967)
Income tax expense (benefit)	-	(2,583)	2,414	-	(169)
Net income (loss)	(15,125)	(1,861)	(1,932)	6,120	(12,798)
Less: Net income attributable to nonredeemable non-controlling interest	693	-	1,019	-	1,712
Net income (loss) attributable to JMP Group LLC	$(15,818)	$(1,861)	$(2,951)	$6,120	$(14,510)

	For the Nine Months Ended September 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,080	$9,608	$14,341	$(27,074)	$7,955

Cash flows from investing activities:
Purchases of fixed assets	-	-	(877)	-	(877)
Purchases of other investments	(5,460)	(430)	(88)	4,453	(1,525)
Sales of distributions from other investments	13,363	448	4,549	(4,411)	13,949
Funding of loans collateralizing asset-backed securities issued	-	-	(307,808)	-	(307,808)
Funding of loans held for investment	(664)	-	(311,425)	-	(312,089)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	(15)	-	268,254	-	268,239
Sale, payoff and principal receipts on loans held for investment	1,614	-	25,112	-	26,726
Investment in subsidiary	35,711	(5,550)	-	(30,161)	-
Net cash provided by (used in) investing activities	$44,549	$(5,532)	$(322,283)	$(30,119)	$(313,385)

Cash flows from financing activities:
Repayment on bonds payable	-	(9,980)	-	-	(9,980)
Proceeds from issuance of Repurchase Agreement	3,878	-	-	-	3,878
Proceeds from drawdowns on CLO V warehouse facility	-	-	263,750	-	263,750
Repayments on CLO V warehouse facility	-	-	(325,000)	-	(325,000)
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payments of debt issuance costs	-	(203)	(1,715)	21	(1,897)
Repayment of asset-backed securities issued	(4,453)	-	(327,647)	-	(332,100)
Repayment of Repurchase Agreement	(10,000)	-	-	10,000	-
Repayment of notes payable	(3,878)	-	-	-	(3,878)
Proceeds from issuance of asset-backed securities issued	-	-	699,107	-	699,107
Reissuance of asset-back securities	4,411	-	42	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(5,906)	-	-	-	(5,906)
Capital contributions of nonredeemable non-controlling interest holders	-	-	449	-	449
Purchases of common shares for treasury	(2,309)	-	-	-	(2,309)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	656	-	-
Distributions to non-controlling interest shareholders	(1,418)	-	(109)	-	(1,527)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	-	-	-	(31)
Capital contributions of parent	(42,236)	7,107	(12,043)	47,172	-
Net cash provided by (used in) financing activities	$(62,598)	$(3,076)	$298,319	$57,193	$289,838
Net increase (decrease) in cash and cash equivalents	(6,969)	1,000	(9,623)	-	(15,592)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	-	137,321
Cash, cash equivalents and restricted cash, end of period	$6,663	$7,290	$107,776	$-	$121,729

	For the Nine Months Ended September 30, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(7,627)	$(2,282)	$6,331	$(9,082)	$(12,660)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(204)	-	(204)
Purchases of other investments	(1,190)	(844)	-	-	(2,034)
Sales of distributions from other investments	812	613	(4,327)	15,202	12,300
Funding of loans collateralizing asset-backed securities issued	-	-	(614,431)	-	(614,431)
Funding of loans held for sale	-	-	(2,752)	-	(2,752)
Funding of loans held for investment	(6,152)	-	(13,029)	5,667	(13,514)
Sale, payoff, and principal receipts of loans held for sale	-	-	35,735	-	35,735
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	512,216	(5,667)	506,549
Sale, payoff and principal payments on loans held for investment	610	-	365	-	975
Net changes in cash collateral posted for derivative transactions	-	-	25,000	-	25,000
Investment in subsidiary	126,673	828	-	(127,501)	-
Net cash provided by (used in) investing activities	$120,753	$597	$(61,427)	$(112,299)	$(52,376)

Cash flows from financing activities:
Proceeds from drawdowns on CLO V warehouse facility	-	-	7,000	-	7,000
Repayment of asset-backed securities issued	-	-	(503,617)	-	(503,617)
Proceeds from issuance of asset-backed securities issued	-	-	408,394	-	408,394
Distributions and distribution equivalents paid on common shares and RSUs	(5,838)	-	-	-	(5,838)
Capital contributions of nonredeemable non-controlling interest holders	-	-	92	-	92
Proceeds from exercises of stock options	1,149	-	-	-	1,149
Purchases of common shares for treasury	(1,660)	-	-	-	(1,660)
Distributions to non-controlling interest shareholders	(2,704)	-	(1,164)	-	(3,868)
Employee taxes paid on shares withheld for tax-withholding purposes	(307)	-	-	-	(307)
Capital contributions of parent	(81,189)	1,681	(41,873)	121,381	-
Net cash provided by (used in) financing activities	$(90,549)	$1,681	$(131,168)	$121,381	$(98,655)
Net increase (decrease) in cash and cash equivalents	22,577	(4)	(186,264)	-	(163,691)
Cash, cash equivalents and restricted cash, beginning of period	5,315	3,234	304,599	-	313,148
Cash, cash equivalents and restricted cash, end of period	$27,892	$3,230	$118,335	$-	$149,457

22. Subsequent Events

On October 11, 2018, the Company established, through its affiliate JMP Credit Advisors Long-Term Warehouse Ltd., a Cayman Islands vehicle (the “Borrower”), and the Borrower's subsidiary, JMP Credit Advisors CLO VI Warehouse Ltd., a Cayman Islands vehicle (the "CLO Subsidiary" and, together with the Borrower, the Borrower Entities"), a $100 million revolving credit facility (the “Facility”) with BNP Paribas to finance the acquisition of a portfolio of broadly syndicated corporate loans. JMPCA will act as collateral manager with duties including the selection of assets to be acquired by the Borrower Entities. All borrowings under the Facility will be subject to the satisfaction of certain customary covenants, the accuracy of certain representations and warranties, concentration limitations and other restrictions. The Facility will be primarily secured by a portfolio of broadly syndicated corporate loans that are eligible for acquisition by the Borrower Entities. The Borrower Entities are collectively subject to mandatory prepayments under the Facility upon the occurrence of certain events. In addition, the Borrower may make optional prepayments under the Facility. The Facility is structured to have a revolving period of up to three years ending October 11, 2021, and a twelve-month amortization period. The Facility has a market standard advance rate, and any outstanding balances bear interest at standard market interest rates based on LIBOR.

On October 18, 2018, the Company’s board of directors declared cash distributions of $0.03 per share for the months of October, November, and December. The October distribution is payable on November 15, 2018, to shareholders of record as of October 31, 2018. The November distribution is payable on December 14, 2018, to shareholders of record as of November 30, 2018. The December distribution is payable on January 15, 2019, to shareholders of record as of December 31, 2018.

On October 31, 2018, the Company amended the San Francisco office lease agreement to extend the term of the lease through June 30, 2024. The base rent begins at $226,448 per month from July 1, 2019 for 37,808 square feet of commercial office space.

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

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds, and private equity funds, as well as a publicly traded specialty finance company, HCC. These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Generally, we do not earn management fees calculated on the basis of average assets under management (“AUM”).

As of September 30, 2018 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); and 30% for JMP Capital I. Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMP Credit Advisors LLC (“JMPCA”) from the CLOs are eliminated on consolidation in accordance with GAAP. For the nine months ended September 30, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance. For both the nine months ended September 30, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO III were 0.35% and 0.33%, respectively, of the average aggregate collateral balance. For the nine months ended September 30, 2017, the contractual senior and subordinated base management fees earned from CLO IV warehouse portfolio were 1.0% of the average collateral balance. For the nine months ended September 30, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance. For the three and  nine months ended September 30, 2018, the contractual senior and subordinated base management fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions. For the three and months ended September 30, 2018, contractual senior and subordinated base management fees earned from CLO V, after securitization, were 0.50% of the average aggregate collateral balance.

The redemption provisions of our hedge funds require at least 60 to 90 days’ advance notice. Redemptions are not permitted in our private equity funds or our private debt capital vehicles. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, and JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30, 2018	December 31, 2017	September 30, 2018		December 31, 2017
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$373,349	$377,513		$365		$1,074
Harvest Agriculture Select (3)	73,297	99,133		504		9,259
Private Equity Funds:
Harvest Growth Capital LLC	19,883	19,487		878		852
Harvest Growth Capital II LLC	169,359	149,998		3,252		3,011
Harvest Intrexon Enterprise Fund	57,208	70,295		353		430
JMP Realty Partners I	38,782	33,282		2,832		2,832
Other	9,550	10,111		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	2,427	3,048		2		4
Capital or Private Debt Capital:
JMP Capital I	23,529	23,529		2,329		2,329
Harvest Capital Credit Corporation	132,493	128,408		N/A		N/A
HCS, JMPAM, and HCAP Advisors Totals	$899,877	$914,804		$10,515		$19,791

CLOs Managed by JMPCA:
CLO III (5)	360,098	360,680		N/A		N/A
CLO IV (5)	450,281	450,985		N/A		N/A
CLO V and CLO V warehouse (5)	400,170	82,691		N/A		N/A
JMPCA Totals	$1,210,549	$894,356	$	N/A	$	N/A

JMP Group LLC Totals	$2,110,426	$1,809,160		$10,515		$19,791

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund ("HIEF"), and Other, AUM represent the net assets of such funds. For JMP Realty Partners I and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I the commitment amount is subject to the management fee calculation. For CLOs, AUM represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

  The Company has agreed to a non-binding letter of intent to sell the general partnership interest in the Harvest Small Cap Partners fund entities to a newly formed entity owned by the portfolio manager of the Harvest Small Cap Partners funds. Completion of the sale is subject to certain terms and conditions and the parties are working toward the execution of the definitive agreements by year-end, assuming all conditions in the letter of intent are satisfied by the required time lines. The expected close date will be December 31, 2018.

(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	CLO III, CLO IV, CLO V (effective July 26, 2018), and CLO V warehouse (through July 26, 2018) were consolidated in the Company’s Statements of Financial Condition for the period ended September 30, 2018 and for the year ended December 31, 2017.

(In thousands)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$19	1,600	16	$134	1,850	19
Harvest Agriculture Select (2)	7	206	-	256	246	54
Private Equity Funds:
Harvest Growth Capital LLC	61	-	-	(68)	-	-
Harvest Growth Capital II LLC	32	146	-	(63)	130	-
Harvest Intrexon Enterprise Fund	(32)	176	-	2	613	-
JMP Realty Partners I	(30)	89	-	(6)	148	-
Other	-	5	-	-	3	-
Funds of Funds:
JMP Masters Fund (3)	1	6	-	-	8	-
Capital or private debt capital:
JMP Capital	N/A	1	-	N/A	-	-
Harvest Capital Credit Corporation (4)	N/A	964	487	N/A	943	-
CLOs:
CLO III (5)	N/A	323	-	N/A	303	-
CLO IV (5)	N/A	575	-	N/A	576	-
CLO V and CLO V warehouse (5)	N/A	413	-	N/A	9	-
Totals	$58	$4,504	$503	$255	$4,829	$73

(1)	The Company has agreed to a non-binding letter of intent to sell the general partnership interest in the Harvest Small Cap Partners fund entities to a newly formed entity owned by the portfolio manager of the Harvest Small Cap Partners funds. Completion of the sale is subject to certain terms and conditions and the parties are working toward the execution of the definitive agreements by year-end, assuming all conditions in the letter of intent are satisfied by the required time lines. The expected close date will be December 31, 2018.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	Management and Incentive Fees earned from CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

(In thousands)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$32	4,717	5,318	$(82)	5,853	1,651
Harvest Agriculture Select (2)	(353)	662	-	580	705	65
Private Equity Funds:
Harvest Growth Capital LLC	170	-	-	(6)	-	-
Harvest Growth Capital II LLC	452	460	-	608	426	-
Harvest Intrexon Enterprise Fund	(98)	527	-	(11)	1,839	-
JMP Realty Partners I	29	268	-	114	281	17
Other	-	14	-	-	25	-
Funds of Funds:
JMP Masters Fund (3)	1	20	-	4	25	-
Capital or private debt capital:
JMP Capital I	N/A	12	96	N/A	-	-
Harvest Capital Credit Corporation (4)	N/A	2,945	487	N/A	2,923	260
CLOs:
CLO I (5)(6)	N/A	-	-	N/A	179	42
CLO II (5)(6)	N/A	-	-	N/A	734	-
CLO III (5)	N/A	913	-	N/A	898	-
CLO IV (5)	N/A	1,709	-	N/A	690	-
CLO V and CLO V warehouse (5)	N/A	617	-		9	-
Assets Referenced in TRS (7)	N/A	-	-	N/A	88	-
Totals	$233	$12,864	$5,901	$1,207	$14,675	$2,035

(1)	The Company has agreed to a non-binding letter of intent to sell the general partnership interest in the Harvest Small Cap Partners fund entities to a newly formed entity owned by the portfolio manager of the Harvest Small Cap Partners funds. Completion of the sale is subject to certain terms and conditions and the parties are working toward the execution of the definitive agreements by year-end, assuming all conditions in the letter of intent are satisfied by the required time lines. The expected close date will be December 31, 2018.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	Management and incentive fees earned from CLOs are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(6)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017, respectively. Most of the CLO II assets remaining at liquidation were sold to CLO IV.
(7)	Management and incentive fees earned from Assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017

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

Gain (Loss) on Sale and Payoff of Loans

Gain (loss) on sale and payoff of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities. Gains are recorded when the proceeds exceed the carrying value of the loan. Gain on sale, payoff and mark-to-market of loans also consists of the lower of cost or market adjustments arising from loans held for sale. Losses are recorded for a loan held for sale when the carrying value exceeds fair value.

Net Dividend Income

Net dividend income includes dividends from our investments offset by dividend expense resulting from short positions in our principal investment portfolio.

Other Income

Other income includes revenues from equity method investments, revenues from fee-sharing arrangements with our funds, and fees earned to raise capital for third-party investment partnerships.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities ("ABS") issued and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued, Senior Notes, notes payable, and any warehouse credit facilities, as well as the amortization of bond issuance costs. Interest expense on ABS issued is the stated coupon payable as a percentage of the principal amount in addition to amortization of the liquidity discount that was recorded at the acquisition date. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instrument.

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt primarily consists of losses incurred in the write-off of debt issuance costs related to Senior Notes or ABS issued that have been repurchased or retired sooner than the life of the instrument.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC and JMP Investment Holdings (collectively loans held for investment) and on loans collateralizing ABS in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in our loan portfolios. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

A specific reserve is provided for loans that are considered impaired. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral securing the loan, if the loan is collateral-dependent, depending on the circumstances and our collection strategy. For those loans held by CLO I at the date of acquisition by JMP Credit, and deemed impaired at that date or a subsequent date, allowance for loan losses is calculated considering two additional factors. For loans deemed impaired at the date of acquisition, if there is a further decline in expected future cash flows, this reduction is recognized as a specific reserve in accordance with the guidance above. For those loans deemed impaired subsequent to the acquisition date, or for loans held at CLO III, CLO IV, or CLO V, if the net realizable value is lower than the current carrying value, the carrying value is reduced, and the difference is booked as a provision for loan losses. If the total discount from unpaid principal balance to carrying value is larger than the expected loss at the date of assessment, no provision for loan losses is recognized.

Loans which are deemed to be uncollectible are charged off, and the charged-off amount is deducted from the allowance.

Components of Expenses

We classify our expenses as compensation and benefits; administration; brokerage, clearing and exchange fees; travel and business development; communications and technology; managed deal expenses, occupancy; professional fees, depreciation, and other. A significant portion of our expense base is variable, including compensation and benefits; brokerage, clearing and exchange fees; travel and business development; communication and technology expenses, and managed deal expenses.

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, and medical and benefits expenses, as well as expenses for contractors, temporary employees, and equity-based compensation. Our employees receive a substantial portion of their compensation in the form of an individual, performance-based bonus. As is the widespread practice in our industry, we pay bonuses, for the most part, on an annual basis, and for senior professionals these bonuses typically make up a large portion of their total compensation. A portion of the performance-based bonuses paid to certain senior professionals is paid in the form of deferred compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

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

Brokerage, Clearing, and Exchange Fees

Brokerage, clearing, and exchange fees include the cost of floor and electronic brokerage and execution, securities clearance, and exchange fees. Changes in brokerage, clearing, and exchange fees fluctuate largely in line with the volume of our sales and trading activity.

Travel and Business Development

      Travel and business development expense primarily consists of costs incurred traveling to client locations for the purposes of executing transactions or meeting potential new clients, travel for administrative functions, and other costs incurred in developing new business. Travel costs related to existing clients for mergers and acquisitions and underwriting deals are sometimes reimbursed by clients. Under the new revenue standard ASC 606, reimbursed costs are presented as revenue on the Consolidated Statements of Operations.

Managed Deal Expenses

Managed deal expenses primarily relate to costs incurred and/or allocated in the execution of investment banking transactions, including reimbursable costs.  Under the new revenue standard ASC 606, reimbursed costs are presented as revenue on the Consolidated Statements of Operations.

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

Other Expenses

Other operating expenses primarily includes bad debt expense and CLO administration expense at JMP Investment Holdings.

Income Taxes

JMP Group LLC is a publicly traded partnership and, as such, is taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.”

The Company’s effective tax rate is directly impacted by the proportion of income subject to tax compared to income not subject to tax. JMP Group Inc., a wholly-owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to corporate-level taxation.

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

Non-controlling Interest

 Non-controlling interest for the nine months ended September 30, 2018 includes the interest of third parties in CLO III, HCS Strategic Investments LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.  Non-controlling interest for the nine months ended September 30, 2017 included the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors

          The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights.

    The Company owned approximately 94% of the subordinated notes of the issuer of CLO I. CLO I initiated liquidation proceedings in the fourth quarter of 2016 and completed its liquidation in the first quarter of 2017. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO I through its subsidiary manager, JMP Credit Advisors, and its equity ownership.

       The Company, through a wholly-owned subsidiary, managed CLO II from issuance through its liquidation in the second quarter of 2017. From issuance through December 31, 2013, the Company owned $17.3 million, or 72.8%, of the subordinated notes of the issuer. In the first quarter of 2014, the Company repurchased $6.0 million of subordinated notes, increasing its ownership to 98.0%. In March 2017, the Company repurchased $7.0 million of Class F notes. CLO II began and completed its liquidation in the second quarter of 2017. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO II through its subsidiary manager, JMP Credit Advisors, and its equity ownership.

       The Company, through a wholly-owned subsidiary, has managed CLO III since issuance. From issuance through September 27, 2016, the Company owned $5.2 million or 13.5% of the subordinated notes of the issuer. On September 27, 2016, the Company repurchased $12.8 million face value of the subordinated notes, increasing its ownership to 46.7%. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMPCA, and its equity ownership. In February 2018, the Company closed a refinancing of the asset-backed securities issued by CLO III, which lowered the weighted average costs of funds by 55 basis points and extended the reinvestment period for two years. In connection with the refinancing, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Group LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owned a 51.0% equity interest in the entity until April 27, 2018 when the Company purchased an additional 18.4% of HCAP equity from a non-controlling interest holder. As of April 27, 2018, the Company owns a 69.4% of equity interest in the entity.   The Company was identified as the primary beneficiary, based on the ability to direct activities of HCAP Advisors as the Manager and its equity ownership.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2018 and 2017, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change from 2017 to 2018		Nine Month Change from 2018 to 2017
	2018	2017	2018	2017	$	%	$	%
Revenues
Investment banking	$21,095	$22,085	$70,319	$54,813	$(990)	-4.5%	$15,506	28.3%
Brokerage	4,676	4,763	14,787	15,127	(87)	-1.8%	(340)	-2.2%
Asset management fees	3,702	4,014	15,505	14,078	(312)	-7.8%	1,427	10.1%
Principal transactions	469	(1,392)	(1,467)	(3,608)	1,861	133.7%	2,141	59.3%
Gain (loss) on sale, payoff and mark-to-market of loans	(556)	278	(888)	1,208	(834)	-300.0%	(2,096)	-173.5%
Net dividend income	320	278	935	817	42	15.1%	118	14.4%
Other income	306	282	666	921	24	8.5%	(255)	-27.7%
Non-interest revenues	30,012	30,308	99,857	83,356	(296)	-1.0%	16,501	19.8%

Interest income	18,652	10,900	47,031	29,663	7,752	71.1%	17,368	58.6%
Interest expense	(13,789)	(8,811)	(35,125)	(24,649)	(4,978)	-56.5%	(10,476)	-42.5%
Net interest income	4,863	2,089	11,906	5,014	2,774	132.8%	6,892	137.5%

Loss on repurchase, reissuance, or early retirement of debt	(170)	-	(2,838)	(5,332)	(170)	0.0%	2,494	46.8%
Provision for loan losses	(1,454)	(368)	(4,199)	(3,488)	(1,086)	-295.1%	(711)	-20.4%

Total net revenues after provision for loan losses	33,251	32,029	104,726	79,550	1,222	3.8%	25,176	31.6%

Non-interest expenses
Compensation and benefits	22,671	24,563	76,070	69,013	(1,892)	-7.7%	7,057	10.2%
Administration	2,302	1,459	7,246	5,999	843	57.8%	1,247	20.8%
Brokerage, clearing, and exchange fees	808	740	2,373	2,288	68	9.2%	85	3.7%
Travel and business development	1,080	709	3,236	2,735	371	52.3%	501	18.3%
Managed deal expenses	614	-	4,528	-	614	0.0%	4,528	0.0%
Communication and technology	1,040	1,046	3,149	3,150	(6)	-0.6%	(1)	0.0%
Occupancy	1,172	1,117	3,432	3,339	55	4.9%	93	2.8%
Professional fees	1,272	1,094	4,315	3,109	178	16.3%	1,206	38.8%
Depreciation	285	277	836	891	8	2.9%	(55)	-6.2%
Other	369	366	1,532	1,993	3	0.8%	(461)	-23.1%
Total non-interest expenses	31,613	31,371	106,717	92,517	242	0.8%	14,200	15.3%
Income (loss) before income tax expense	1,638	658	(1,991)	(12,967)	980	148.9%	10,976	84.6%
Income tax expense (benefit)	527	1,113	(146)	(169)	(586)	-52.7%	23	13.6%
Net income (loss)	1,111	(455)	(1,845)	(12,798)	1,566	344.2%	10,953	85.6%
Less: Net income attributable to non-controlling interest	823	780	138	1,712	43	5.5%	(1,574)	-91.9%
Net income (loss) attributable to JMP Group LLC	$288	$(1,235)	$(1,983)	$(14,510)	$1,523	123.3%	$12,527	86.3%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Overview

Total net revenues after provision for loan losses increased $1.3 million, or 3.8%, from $32.0 million for the quarter ended September 30, 2017 to $33.3 million for the quarter ended September 30, 2018, primarily resulting from a $1.0 million decrease in investment banking revenue, a $0.8 million decrease in gains on sale, payoff, and mark-to-market of loans, and a $1.1 million increase in the provision for loan losses, partially offset by a $1.9 million increase in revenues from principal transactions and a $2.8 million increase in net interest income.

Non-interest revenues decreased $0.3 million, or 1.0%, from $30.3 million for the quarter ended September 30, 2017 to $30.0 million in the same period in 2018. This decrease was primarily driven by a $1.0 million decrease in investment banking revenues, a $0.3 million decrease in asset management revenues, and a $0.8 million decrease in gains on sale, payoff, and mark-to-market of loans, partially offset by a $1.9 million increase in revenues from principal transactions. Of the total of investment banking revenues earned, $0.9 million of revenue is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net interest income increased $2.8 million, or 132.8%, from $2.1 million for the quarter ended September 30, 2017 to $4.9 million for the quarter ended September 30, 2018.

Loss on repurchase, reissuance, or early retirement of debt increased $0.2 million, from zero for the quarter ended September 30, 2017 to a loss of $0.2 million for the quarter ended September 30, 2018.

Provision for loan losses increased $1.1 million, or 295.1% from $0.4 million for the quarter ended September 30, 2017 to $1.5 million for the quarter ended September 30, 2018.

Total non-interest expenses increased $0.2 million, or 0.8%, from $31.4 million for the quarter ended September 30, 2017 to $31.6 million for the quarter ended September 30, 2018, primarily due to a $0.8 million increase in administration expenses, a $0.4 million increase in travel and business development, and a $0.6 million increase in managed deal expenses, partially offset by a $1.9 million decrease in compensation and benefits. Of the $0.2 million increase in expenses, $0.9 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest was $0.8 million for both of the quarters ended September 30, 2018 and 2017.

Net income attributable to JMP Group LLC increased $1.5 million, or 123.3% from a net loss $1.2 million for the quarter ended September 30, 2017 to net income of $0.3 million for the quarter ended September 30, 2018. This was primarily attributed to an increase in net income before tax expense of $1.0 million and a $0.6 million decrease in the income tax expense.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Overview

Total net revenues after provision for loan losses increased $25.1 million, or 31.6%, from $79.6 million for the nine months ended September 30, 2017 to $104.7 million for the nine months ended September 30, 2018, primarily resulting from a $15.5 million increase in investment banking revenues, a $1.4 million increase in asset management revenues, a $2.1 million increase in principal transaction revenue, a $6.9 million increase in net interest income, and a $2.5 million decrease in loss on repurchase/early retirement of debt, partially offset by a $2.1 million decrease in the gain on sale, payoff, and mark-to-market of loans and a $0.7 million increase in the provision for loan losses.

Non-interest revenues increased $16.5 million, or 19.8%, from $83.4 million for the nine months ended September 30, 2017 to $99.9 million in the same period in 2018. This increase was driven by a $15.5 million increase in investment banking revenues, and a $1.4 million increase in asset management revenues, and a $2.1 million increase in principal transaction revenue, partially offset by a $2.1 million decrease in the gain on sale, payoff, and mark-to-market of loans. Of the $15.5 million increase in investment banking revenues, $5.6 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net interest income increased $6.9 million, or 137.5%, from $5.0 million for the nine months ended September 30, 2017 to $11.9 million for the nine months ended September 30, 2018.

Loss on repurchase, reissuance, or early retirement of debt decreased $2.5 million, or 46.8%, from a loss of $5.3 million for the nine months ended September 30, 2017 to a loss of $2.8 million for the nine months ended September 30, 2018.

Provision for loan losses increased $0.7 million from $3.5 million for the nine months ended September 30, 2017 to $4.2 million for the nine months ended September 30, 2018.

Total non-interest expenses increased $14.2 million, or 15.3%, from $92.5 million for the nine months ended September 30, 2017 to $106.7 million for the nine months ended September 30, 2018, primarily due to a $7.1 million increase in compensation and benefits, a $1.2 million increase in administration expenses, a $4.5 million increase in managed deal expenses, and a $1.2 million increase in professional fees, partially offset by a $0.5 million decrease in other expenses. Of the $14.2 million increase in expenses, $5.6 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 of the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest decreased $1.6 million, or 91.9% from net income of $1.7 million for the nine months ended September 30, 2017 to a net income of $0.1 million for the nine months ended September 30, 2018.

Net loss attributable to JMP Group LLC decreased $12.5 million, or 86.3%, from $14.5 million for the nine months ended September 30, 2017 to $2.0 million for the nine months ended September 30, 2018. This was primarily attributed to a decrease in net loss before tax expense of $11.0 million and a decrease in net income attributable to non-controlling interest of $1.6 million.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and certain warrant positions;

(vi)	excludes general loan loss provisions related to the CLOs;

(vii)	reverses the one-time transaction costs related to the refinancing of the debt;

(viii)	one-time expenses associated with the redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of the amortization of remaining capitalized issuance costs for each; and

(ix)

assumes a combined federal, state and local income tax rate of 26% for the three and nine months ended September 30, 2018, and 38% for the three and nine months September 30, 2017, at the Company’s taxable direct subsidiary, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes.

Discussed below is our Operating Net Income (Loss) by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2018
(In thousands)	Broker-	Asset Management			Corporate	Eliminations	Total
	Dealer	Asset Management Fee Income	Investment Income	Total Asset Management	Costs		Segments
Revenues
Investment banking	$21,095	$-	$-	$-	$-	$-	$21,095
Brokerage	4,676	-	-	-	-	-	4,676
Asset management related fees	6	4,878	16	4,894	-	(1,205)	3,695
Principal transactions	-	-	377	377	-	-	377
Loss on sale, payoff, and mark-to-market of loans	-	-	(495)	(495)	-	-	(495)
Net dividend income	-	-	339	339	-	-	339
Net interest income	-	-	3,715	3,715	-	-	3,715
Provision for loan losses	-	-	(470)	(470)	-	-	(470)
Adjusted net revenues	25,777	4,878	3,482	8,360	-	(1,205)	32,932

Non-interest expenses
Non-interest expenses	23,202	4,794	1,535	6,329	2,688	(1,205)	31,014

Operating pre-tax net income (loss)	2,575	84	1,947	2,031	(2,688)	-	1,918

Income tax expense (benefit) (assumed rate of 26% for Operating Platforms)	670	23	(153)	(130)	(363)	-	177

Operating net income (loss)	$1,905	$61	$2,100	$2,161	$(2,325)	$-	$1,741

	Three Months Ended September 30, 2017
(In thousands)	Broker-	Asset Management			Corporate	Eliminations	Total
	Dealer	Asset Management Fee Income	Investment Income	Total Asset Management	Costs		Segments
Revenues
Investment banking	$22,085	$-		$-	$-	$-	$22,085
Brokerage	4,763	-		-	-	-	4,763
Asset management related fees	-	4,798	167	4,965	-	(821)	4,144
Principal transactions	-	-	867	867	-	-	867
Gain on sale, payoff, and mark-to-market of loans	-	-	260	260	-	-	260
Net dividend income	-	-	278	278	-	-	278
Net interest income	-	-	1,145	1,145	-	-	1,145
Provision for loan losses	-	-	(593)	(593)	-	-	(593)
Adjusted net revenues	26,848	4,798	2,124	6,922	-	(821)	32,949

Non-interest expenses
Non-interest expenses	22,215	4,948	934	5,882	2,772	(821)	30,048

Operating pre-tax net income (loss)	4,633	(150)	1,190	1,040	(2,772)	-	2,901

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	1,761	(57)	(467)	(524)	(627)	-	610

Operating net income (loss)	$2,872	$(93)	$1,657	$1,564	$(2,145)	$-	$2,291

	Nine Months Ended September 30, 2018
(In thousands)	Broker-	Asset Management			Corporate	Eliminations	Total
	Dealer	Asset Management Fee Income	Investment Income	Total Asset Management	Costs		Segments
Revenues
Investment banking	$70,318	$-	$-	$-	$-	$2	$70,320
Brokerage	14,787	-	-	-	-	-	14,787
Asset management related fees	16	13,439	5,318	18,757	-	(3,354)	15,419
Principal transactions	-	-	498	498	-	-	498
Loss on sale, payoff, and mark-to-market of loans	-	-	(859)	(859)	-	-	(859)
Net dividend income	-	-	1,004	1,004	-	-	1,004
Net interest income	-	-	8,769	8,769	-	-	8,769
Gain on repurchase of asset-backed securities issue	-	-	(42)	(42)	-	-	(42)
Provision for loan losses	-	-	(1,400)	(1,400)	-	-	(1,400)
Adjusted net revenues	85,121	13,439	13,288	26,727	-	(3,352)	108,496

Non-interest expenses
Non-interest expenses	76,528	14,570	9,096	23,666	7,519	(3,354)	104,359

Operating pre-tax net income (loss)	8,593	(1,131)	4,192	3,061	(7,519)	2	4,137

Income tax expense (benefit) (assumed rate of 26% for Operating Platforms)	2,234	(293)	(289)	(582)	(1,009)	-	643

Operating net income (loss)	$6,359	$(838)	4,481	$3,643	$(6,510)	$2	$3,494

	Nine Months Ended September 30, 2017
(In thousands)	Broker-	Asset Management			Corporate	Eliminations	Total
	Dealer	Asset Management Fee Income	Investment Income	Total Asset Management	Costs		Segments
Revenues
Investment banking	$54,813	$-	$-	$-	$-	$-	$54,813
Brokerage	15,127	-	-	-	-	-	15,127
Asset management related fees	4	14,965	1,827	16,792	-	(2,584)	14,212
Principal transactions	-	-	3,200	3,200	-	-	3,200
Gain (loss) on sale, payoff, and mark-to-market of loans	-	-	1,143	1,143	-	-	1,143
Net dividend income	-	-	819	819	-	-	819
Net interest income	-	-	2,100	2,100	-	-	2,100
Gain on repurchase of asset-backed securities issued	-	-	210	210	-	-	210
Provision for loan losses	-	-	(2,415)	(2,415)	-	-	(2,415)
Adjusted net revenues	69,944	14,965	6,884	21,849	-	(2,584)	89,209

Non-interest expenses
Non-interest expenses	63,234	15,346	5,709	21,055	6,915	(2,584)	88,620

Operating pre-tax net income (loss)	6,710	(381)	1,175	794	(6,915)	-	589

Income tax expense (benefit) (assumed rate of 38% for Operating Platforms)	2,551	(145)	(1,272)	(1,417)	(1,312)	-	(178)

Operating net income (loss)	$4,159	$(236)	$2,447	$2,211	$(5,603)	$-	$767

The following table reconciles operating net income to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months and nine months ended September 30, 2018 and 2017.

(In thousands)	Three Months Ended September 30,
	2018	2017
Operating net income	$1,741	$2,291
Addback of Segment Income tax expense	177	610
Total Segments adjusted operating pre-tax net income	$1,918	$2,901
Subtract / (Add back)
Share-based awards and deferred compensation	76	696
General loan loss provision (reversal) - CLOs, CLO warehouse	855	(136)
Early debt retirement/reissuance	170	-
Restructuring costs - CLOs	-	14
Amortization of intangible asset - CLO III	69	69
Unrealized gain - real estate-related depreciation and amortization	260	2,571
Unrealized mark-to-market gain - strategic equity investments	(327)	(191)
Total consolidation adjustments and reconciling Items	1,103	3,023
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$815	$(122)

Income tax expense	527	1,113
Consolidated net income (loss) attributable to JMP Group LLC	$288	$(1,235)

(In thousands)	Nine Months Ended September 30,
	2018	2017
Operating net income	$3,494	$767
Addback of Segment Income tax expense (benefit)	643	(178)
Total Segments adjusted operating pre-tax net income	$4,137	$589
Subtract
Share-based awards and deferred compensation	289	1,863
General loan loss provision (reversal) - CLOs, CLO warehouse	2,348	697
Early debt retirement/reissuance	1,488	5,432
Restructuring costs - CLOs	54	300
Amortization of intangible asset - CLO III	207	207
Unrealized gain - real estate-related depreciation and amortization	1,864	6,472
Unrealized mark-to-market gain - strategic equity investments	16	297
Total Consolidation Adjustments and Reconciling Items	6,266	15,268
Consolidated pre-tax net loss attributable to JMP Group LLC	$(2,129)	$(14,679)

Income tax benefit	(146)	(169)
Consolidated Net Loss attributable to JMP Group LLC	$(1,983)	$(14,510)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $1.0 million, or 4.5%, from $22.1 million for the quarter ended September 30, 2017 to $21.1 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 69.0% for the quarter ended September 30, 2017 to 63.4% for the quarter ended September 30, 2018. On an operating basis, investment banking revenues were 64.1% and 67.0% for the quarters ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	21	$11,366	22	$15,639	(1)	$(4,273)	-27.3%
Advisory	4	9,729	6	6,446	(2)	3,283	50.9%
Total transactions	25	$21,095	28	$22,085	(3)	$(990)	-4.5%

The decrease in revenues was primarily driven by a 7.0% increase in the average size of the fee paid per transaction and a 10.7% decrease in the number of transactions completed.  In addition, of the total investment banking revenue earned during the three months ended September 30, 2018, $0.9 million is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager was one and six for the three months ended September 30, 2018 and 2017, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $4.7 million and $4.8 million for the quarters ended September 30, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 14.9% for the quarter ended September 30, 2017 to 14.1% for the quarter ended September 30, 2018. On an operating basis, brokerage revenues were 14.2% and 14.5% for the quarters ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2018	2017
Base management fees:
Fees reported as asset management fees	$3,199	$3,941
Less: Non-controlling interest	(123)	(152)
Total base management fees	3,076	3,789

Incentive fees:
Less: Non-controlling interest	503	73
Less: Non-controlling interest	(149)	-
Total incentive fees	354	73

Other fee income:
Fundraising and other income:	306	282
Less: Non-controlling interest	(41)	-
Total other fee income	265	282

Asset management related fees:
Fees reported as asset management fees	3,702	4,014
Fees reported as other income	306	282
Less: Non-controlling interest	(313)	(152)
Total Segment asset management related fee revenues	$3,695	$4,144

Fees reported as asset management fees were $3.7 million and $4.0 million for the quarters ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 12.5% for the quarter ended September 30, 2017 to 11.1% for the quarter ended September 30, 2018. Fees reported as other income were $0.3 million for both the quarters ended September 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, other income was 0.9% for both of the quarters ended September 30, 2018 and 2017.

Total segment asset management-related fees include base management fees and incentive fees from our funds, HCC, and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue decreased $0.4 million, from $4.1 million for the quarter ended September 30, 2017 to $3.7 million for the quarter ended September 30, 2018. Total base management fees were $3.1 million and $3.8 million for the quarters ended September 30, 2018 and 2017, respectively. Total incentive fees increased $0.3 million, from a $0.1 million for the quarter ended September 30, 2017 to $0.4 million for the same period in 2018. On an operating basis, asset management related fee revenues were 11.2% and 12.6% for the quarters ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $1.9 million, from a loss of $1.4 million for the quarter ended September 30, 2017 to a gain of $0.5 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 4.3% for the quarter ended September 30, 2017 and a positive 1.4% for the quarter ended September 30, 2018.

Total segment principal transaction revenues decreased $0.5 million, from a gain of $0.9 million for the quarter ended September 30, 2017 to a gain of $0.4 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were reported in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

	Three Months Ended September 30,
(In thousands)	2018	2017

Equity and other securities excluding non-controlling interest	$292	$293
Warrants and other investments	83	438
Investment partnerships	2	136
Total segment principal transaction revenues	377	867
Operating adjustment addbacks	92	(2,259)
Total principal transactions revenues	$469	$(1,392)

On a GAAP basis, the increase in principal transaction revenues is primarily attributed to the cessation of recording equity-method losses in an investment whose carrying value has been reduced to zero on the balance sheet, partially offset by decreases in net income earned on hedge fund investments. On an operating basis, as a percentage of total adjusted net revenues, principal transaction revenues decreased from 2.6% for the quarter ended September 30, 2017 to 1.1% for the quarter ended September 30, 2018.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $0.3 million for the quarter ended September 30, 2017 to a loss of $0.6 million for the quarter ended September 30, 2018. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On a segment basis, gain on sale and payoff of loans decreased from a gain of $0.3 million for the quarter ended September 30, 2017 to a loss of $0.5 million for the quarter ended September 30, 2018.

Net Dividend Income

Net dividend income was $0.3 million for the both the quarters ended September 30, 2018 and 2017. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2018	2017
CLO II loan contractual interest income	$-	$29
CLO II ABS issued contractual interest expense	-	-
Net CLO II contractual interest	-	29

CLO III loan contractual interest income	$5,553	$4,743
CLO III ABS issued contractual interest expense	(3,343)	(2,975)
Net CLO III contractual interest	2,210	1,768

CLO IV loan contractual interest income	$6,939	$5,861
CLO IV ABS issued contractual interest expense	(4,943)	(3,876)
Net CLO IV contractual interest	1,996	1,985

CLO V loan contractual interest income	$5,780	$33
CLO V warehouse/ABS issued contractual interest expense	(3,816)	(7)
Net CLO V contractual interest	1,964	26

Bond Payable interest expense	$(1,792)	$(1,900)

Less: Non-controlling interest in CLOs	(1,148)	(944)
Other interest income	485	181
Total Segment net interest income	$3,715	$1,145
Non-controlling interest in CLOs	1,148	944
Total net interest income	$4,863	$2,089

Net interest income increased $2.8 million from $2.1 million for the quarter ended September 30, 2017 to $4.9 million for the quarter ended September 30, 2018. The increase was driven primarily by the increased net asset balance at CLO V, which was in the warehouse phase in 2017 and securitized in July 2018. As a percentage of total net revenues after provision for loan losses, net interest income was 6.5% for the quarter ended September 30, 2017 and 14.6% for the quarter ended September 30, 2018.

Total segment net interest income increased from $1.1 million for the quarter ended September 30, 2017 to $3.7 million for the quarter ended September 30, 2018. Net interest income is reported in our Investment Income segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total adjusted net revenues, net interest income was 11.3% and 3.5% for the quarters ended September 30, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2018
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$5,553		352,740	5.87%	2.34%	3.53%
CLO III ABS issued contractual interest expense	(3,343)		(332,100)	3.74%	2.39%	1.35%
CLO IV loan contractual interest income	6,939		443,247	5.88%	2.34%	3.54%
CLO IV ABS issued contractual interest expense	(4,943)		(422,017)	4.45%	2.39%	2.06%
CLO V loan contractual interest income	5,780		368,143	5.81%	2.33%	3.48%
CLO V warehouse/ABS issued contractual interest expense	(3,816)		(358,255)	4.02%	2.27%	1.75%
Net CLO contractual interest	$6,170	$	N/A	N/A	N/A	N/A

(In thousands)	Three Months Ended September 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO II loan contractual interest income	$29		2,435	4.10%	0.00%	4.10%
CLO III loan contractual interest income	4,743		349,038	5.07%	1.28%	3.79%
CLO III ABS issued contractual interest expense	(2,975)		(332,100)	3.18%	1.28%	1.90%
CLO IV loan contractual interest income	5,861		435,724	5.02%	1.33%	3.70%
CLO IV ABS issued contractual interest expense	(3,876)		(424,718)	3.40%	1.33%	2.08%
CLO V loan contractual interest income	33		2,424	4.88%	1.24%	3.64%
CLO V warehouse issued contractual interest expense	(7)		(3,960)	2.61%	1.24%	1.38%
Net CLO contractual interest	$3,782	$	N/A	N/A	N/A	N/A

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt increased from zero for the quarter ended September 30, 2017 to $0.2 million for the quarter ended September 30, 2018. The increase was related to the Company's early redemption of $10.0 million of the 8% Senior Notes. As a percentage of adjusted net revenues after provision for loan losses, the loss on repurchase/early retirement was 0.5% and zero for the quarters ended September 30, 2018 and 2017, respectively.

Provision for Loan Losses

(in thousands)	Three Months Ended September 30,
	2018	2017
CLO related reversal (provision)	$(1,306)	$229
Non-CLO related provision	(148)	(597)
Provision for Loan Losses	$(1,454)	$(368)
Less: General reserves related to CLO II, CLO III, CLO IV, CLO V, CLO V warehouse, and non-controlling interest	984	(225)
Segment provision for loan losses	$(470)	$(593)

Provision for loan losses increased $1.1 million, from a provision of $0.4 million for the quarter ended September 30, 2017 to a provision of $1.5 million for the same period in 2018. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 4.4% and 1.1% for the quarters ended September 30, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from $0.6 million for the quarter ended September 30, 2017 to $0.5 million for the quarter ended September 30, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Investment Income segment. As a percent of total adjusted net revenues, segment provision for loan losses was negative 4.4% and negative 1.8% for the quarters ended September 30, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $1.9 million, or 7.7%, from $24.6 million for the quarter ended September 30, 2017 to $22.7 million for the quarter ended September 30, 2018.

Employee payroll, taxes and benefits, and consultant fees were $10.4 million and $11.1 million for the quarters ended September 30, 2018 and 2017, respectively. Performance-based bonus and commission decreased $0.9 million from $12.4 million for the quarter ended September 30, 2017 to $11.5 million for the quarter ended September 30, 2018.

Equity-based compensation was $0.5 million and $0.9 million for the quarters ended September 30, 2018 and 2017, respectively.

Compensation and benefits as a percentage of total net revenues after provision for loan losses decreased from 76.7% for the quarter ended September 30, 2017 to 68.2% for the quarter ended September 30, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $1.2 million from $23.5 million for the quarter ended September 30, 2017 to $22.3 million for the quarter ended September 30, 2018. As a percent of total adjusted net revenues, compensation and benefits were 67.7% and 71.3% for the quarters ended September 30, 2018 and 2017, respectively.

Administration

Administration expense was $2.3 million for the quarter ended September 30, 2018 and $1.5 million for the quarter ended September 30, 2017. As a percentage of total net revenues after provision for loan losses, administration expense increased from 4.6% for the quarter ended September 30, 2017 to 6.9% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees was $0.7 million for the quarter ended September 30, 2017 and $0.8 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the quarter ended September 30, 2017 to 2.4% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.4 million, from $0.7 million for the quarter ended September 30, 2017 to $1.1 million for the quarter ended September 30, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.2% and 2.2% and for the quarters ended September 30, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $0.6 million and zero for the quarters ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the quarter ended September 30, 2017 to 1.8% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $1.0 million for both the quarters ended September 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 3.3% for the quarter ended September 30, 2017 to 3.1% for the same period in 2018.

Occupancy

Occupancy expenses were $1.1 million for the quarter ended September 30, 2017 and $1.2 million for the quarter ended September 30, 2018. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 3.5% for both the quarter ended September 30, 2018 and 2017.

Professional Fees

Professional fees were $1.3 million and $1.1 million for the quarters ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.4% for the quarter ended September 30, 2017 to 3.8% for the same period in 2018.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended September 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, depreciation was 0.9% for both the quarters ended September 30, 2018 and 2017.

Other Expenses

Other expenses were $0.4 million for both the quarters ended September 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, other expenses was 1.1% for both the quarter ended September 30, 2018 and 2017.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest was $0.8 million for both the quarters ended September 30, 2018 and 2017. Non-controlling interest for the quarter ended September 30, 2017 includes the interest of third parties in CLO III and HCAP Advisors. Non-controlling interest for the quarter ended September 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

Income tax expense was $0.5 million for the quarter ended September 30, 2018, while an income tax expense of $1.1 million was recorded for the quarter ended September 30, 2017. For the purposes of calculating operating net income, a combined federal and state tax rate of 26% is assumed for our taxable direct subsidiaries, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while a rate of 0% is applied to our direct subsidiary, which is a “pass-through entity” for tax purposes.

Segment income tax was an expense of $0.2 million and $0.6 million for the quarters ended September 30, 2018 and 2017, respectively.

The decrease was mainly due to a lower projected effective tax rate for the current year then the prior year.

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Investment Banking

Investment banking revenues, included in our Broker-Dealer segment, increased $15.5 million, or 28.3%, from $54.8 million for the nine months ended September 30, 2017 to $70.3 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues were 67.1% and 68.9% for the nine months ended September 30, 2018 and 2017, respectively. On an operating basis, investment banking revenues were 64.8% and 61.4% for the nine months ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	73	$47,276	82	$40,493	(9)	$6,784	16.8%
Advisory	17	23,042	14	14,321	3	8,722	60.9%
Total transactions	90	$70,319	96	$54,813	(6)	$15,505	28.3%

The increase in revenues was driven primarily by a 36.8% increase in the average size of the fee paid per transaction, partially offset by a 6.3% decrease in the number of transactions completed. In addition, $5.6 million of the increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager decreased from eighteen to twelve for the nine months ended September 30, 2017 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $14.8 million and $15.1 million for the nine months ended September 30, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 19.0% for the nine months ended September 30, 2017 to 14.1% for the nine months ended September 30, 2018. On an operating basis, brokerage revenues were 13.6% and 17.0% for the nine months ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2018	2017
Base management fees:
Fees reported as asset management fees	$9,524	$12,085
Less: Non-controlling interest	(483)	(659)
Total base management fees	9,041	11,426

Incentive fees:
Fees reported as asset management fees	$5,981	$1,993
Less: Non-controlling interest	(149)	(128)
Total incentive fees	5,832	1,865

Other fee income:
Fundraising and other income:	$666	$921
Less: Non-controlling interest	(120)	-
Total other fee income	546	921

Asset management related fees:
Fees reported as asset management fees	$15,505	$14,078
Fees reported as other income	666	921
Less: Non-controlling interest	(752)	(787)
Total Segment asset management related fee revenues	$15,419	$14,212

Fees reported as asset management fees were $15.5 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 17.7% for the nine months ended September 30, 2017 to 14.8% for the nine months ended September 30, 2018. Fees reported as other income were $0.7 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other income was 1.2% and 0.6% for the nine months ended September 30, 2017 and for the nine months ended September 30, 2018.

Total segment asset management-related fees include base management fees and incentive fees from our funds, HCC ,and CLOs under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $1.2 million, from $14.2 million for the nine months ended September 30, 2017 to $15.4 million for the nine months ended September 30, 2018. Total base management fees were $9.0 million and $11.4 million for the nine months ended September 30, 2018 and 2017, respectively. Total incentive fees increased $3.9 million, from a $1.9 million for the nine months ended September 30, 2017 to $5.8 million for the same period in 2018. On an operating basis, asset management related fee revenues were 14.2% and 15.9% for the nine months ended September 30, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $2.1 million, from a loss of $3.6 million for the nine months ended September 30, 2017 to a loss of $1.5 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 4.5% for the nine months ended September 30, 2017 and a negative 1.4% for the nine months ended September 30, 2018.

Total segment principal transaction revenues decreased $2.7 million, from a gain of $3.2 million for the nine months ended September 30, 2017 to a gain of $0.5 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were reported in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Nine Months Ended September 30,
	2018	2017

Equity and other securities excluding non-controlling interest	$(537)	$770
Warrants and other investments	815	1,290
Investment partnerships	220	1,140
Total segment principal transaction revenues	498	3,200
Operating adjustment addbacks	(1,965)	(6,808)
Total principal transactions revenues	$(1,467)	$(3,608)

On a GAAP basis, the increase in income from principal transaction revenues is the result of the cessation of recording equity-method losses investment due to a reduction of the carrying balance of the investment to zero on the balance sheet, partially offset by decreases in net income earned on hedge funds. On an operating basis, as a percentage of total net revenues after provision for loan losses, principal transaction revenues decreased from 3.6% for the nine months ended September 30, 2017 to 0.5% for the nine months ended September 30, 2018.

Gain (Loss) on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $1.2 million for the nine months ended September 30, 2017 to a loss of $0.9 million for the nine months ended September 30, 2018. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On a segment basis, gain on sale and payoff of loans decreased from a gain of $1.1 million for the nine months ended September 30, 2017 to a $0.9 million loss for the nine months ended September 30, 2018.

Net Dividend Income

Net dividend income was $0.8 million for the nine months ended September 30, 2017 and $0.9 million for the same period of 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2018	2017
CLO I loan contractual interest income	$-	$480
CLO I ABS issued contractual interest expense	-	(691)
Net CLO I contractual interest	-	(211)

CLO II loan contractual interest income	$-	$6,474
CLO II ABS issued contractual interest expense	-	(4,807)
Net CLO II contractual interest	-	1,667

CLO III loan contractual interest income	$15,885	$14,147
CLO III ABS issued contractual interest expense	(9,680)	(8,687)
Net CLO III contractual interest	6,205	5,460

CLO IV loan contractual interest income	$19,691	$8,035
CLO IV ABS issued contractual interest expense	(13,879)	(4,697)
Net CLO IV contractual interest	5,812	3,338

CLO V loan contractual interest income	$10,475	$33
CLO V warehouse/ABS issued contractual interest expense	(6,148)	(7)
Net CLO V contractual interest	4,327	26

Bond Payable interest expense	(5,630)	(5,701)

Less: Non-controlling interest in CLOs	(3,137)	(2,914)

Other interest income	1,192	435

Total Segment net interest income	$8,769	$2,100

Non-controlling interest in CLOs	3,137	2,914

Total net interest income	$11,906	$5,014

Net interest income increased $6.9 million from $5.0 million for the nine months ended September 30, 2017 to $11.9 million for the nine months ended September 30, 2018. The increase was driven primarily by the increased net asset balance at CLO IV and CLO V, leading to an increase in net interest income of $2.5 million and $4.3 million, respectively. CLO IV was securitized in June 2017 and CLO V was securitized in July 2018. The increase in net interest income from CLO IV and CLO V was partially offset by the loss of $1.7 million in net interest earned from CLO II, which was liquidated in the second quarter of 2017. As a percentage of total net revenues after provision for loan losses, net interest income was 6.3% for the nine months ended September 30, 2017 and 11.4% for the nine months ended September 30, 2018.

Total segment net interest income increased from $2.1 million for the nine months ended September 30, 2017 to $8.8 million for the nine months ended September 30, 2018. Net interest income is reported in our Investment Income segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of adjusted net revenues, net interest income was 8.1% and 2.4% for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2018
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$15,885		351,788	5.69%	2.08%	3.61%
CLO III ABS issued contractual interest expense	(9,680)		(332,100)	3.56%	2.11%	1.44%
CLO IV loan contractual interest income	19,691		438,583	5.69%	2.08%	3.61%
CLO IV ABS issued contractual interest expense	(13,879)		(422,847)	4.18%	2.12%	2.07%
CLO V loan contractual interest income	10,475		231,550	5.66%	2.33%	3.32%
CLO V warehouse/ABS issued contractual interest expense	(6,148)		(209,618)	3.58%	2.08%	1.50%
Net CLO contractual interest	$16,344	$	N/A	N/A	N/A	N/A

(In thousands)	Nine Months Ended September 30, 2017
	Interest Income (Expense)	Average CLO Loan (CLO ABS Issued) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$480		$6,975	4.10%	0.39%	3.71%
CLO I ABS issued contractual interest expense	(691)		(85,500)	1.03%	0.39%	0.64%
CLO II loan contractual interest income	6,474		162,643	4.96%	0.00%	4.96%
CLO II ABS issued contractual interest expense	(4,807)		(256,749)	2.98%	1.07%	1.91%
CLO III loan contractual interest income	14,147		354,518	5.01%	1.14%	3.87%
CLO III loan contractual interest income	(8,687)		(332,100)	3.13%	1.14%	1.99%
CLO IV loan contractual interest income	8,035		195,459	4.96%	1.33%	3.64%
CLO IV ABS issued contractual interest expense	(4,697)		(320,946)	3.05%	1.22%	1.83%
CLO V loan contractual interest income	33		817	4.88%	1.24%	3.64%
CLO V warehouse issued contractual interest expense	(7)		(3,960)	2.61%	1.24%	1.38%
Net CLO contractual interest	$10,254	$	N/A	N/A	N/A	N/A

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt decreased from $5.3 million for the nine months ended September 30, 2017, to $2.8 million for the same period in 2018. The decrease in the loss is related to the liquidation of CLO II during the nine months ended September 30, 2017, partially offset by the refinancing of CLO III during the nine months ended September 30, 018.

Provision for Loan Losses

(in thousands)	Nine Months Ended September 30,
	2018	2017
CLO related provision	$(3,861)	$(2,159)
Non-CLO related provision	(338)	(1,329)
Provision for Loan Losses	(4,199)	(3,488)

Less: General reserves related to CLO II, CLO III, CLO IV, CLO V, CLO V warehouse, and non-controlling interest	2,799	1,073
Segment provision for loan losses	$(1,400)	$(2,415)

Provision for loan losses increased $0.7 million, from a provision of $3.5 million for the nine months ended September 30, 2017 to a provision of $4.2million for the same period in 2018. The increase in the provision for loan losses is attributable to the larger average CLO loan balance outstanding for the nine months ended September 30, 2018 than September 30, 2017. As a percent of net revenues after provision for loan losses, the provision for loan losses was negative 4.0% and negative 4.4% for the nine months ended September 30, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from a provision of $2.4 million for the nine months ended September 30, 2017 to a provision of $1.4 million for the nine months ended September 30, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses was negative 1.3% and negative 2.7% for the nine months ended September 30, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $7.1 million, or 10.2%, from $69.0 million for the nine months ended September 30, 2017 to $76.1 million for the nine months ended September 30, 2018.

Employee payroll, taxes and benefits, and consultant fees were $33.0 million and $34.4 million for the nine months ended September 30, 2018 and 2017, respectively. Performance-based bonus and commission increased $8.4 million from $32.2 million for the nine months ended September 30, 2017 to $40.6 million for the nine months ended September 30, 2018.

Equity-based compensation was $2.5 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Compensation and benefits as a percentage of revenues decreased from 86.8% of total net revenues after provision for loan losses for the nine months ended September 30, 2017 to 72.6% for the nine months ended September 30, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $8.4 million from $66.4 million for the nine months ended September 30, 2017 to $74.8 million for the nine months ended September 30, 2018. As a percent of total segment net revenues, compensation and benefits were 69.0% and 74.5% for the nine months ended September 30, 2018 and 2017, respectively.

Administration

Administration expense was $6.0 million for the nine months ended September 30, 2017 and $7.2 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 7.5% for the nine months ended September 30, 2017 to 6.9% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.3 million for the nine months ended September 30, 2017 and $2.4 million for the nine months ended September 30, 2018. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.9% for the nine months ended September 30, 2017 to 2.3% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.5 million, from $2.7 million for the nine months ended September 30, 2017 to $3.2 million for the nine months ended September 30, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.1% and  3.4% for the nine months ended September 30, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $4.5 million and zero for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the nine months ended September 30, 2017 to 4.3% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $3.1 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased from 4.0% for the nine months ended September 30, 2017 to 3.0% for the same period in 2018.

Occupancy

Occupancy expenses were $3.3 million for the nine months ended September 30, 2017 and $3.4 million for the nine months ended September 30, 2018. As a percentage of total net revenues after provision for loan losses, occupancy expense decreased from 4.2% for the nine months ended September 30, 2017 to 3.3% for the same period in 2018.

Professional Fees

Professional fees were $4.3 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees increased from 3.9% for the nine months ended September 30, 2017 to 4.1% for the same period in 2018.

Depreciation

Depreciation expenses were $0.8 million and $0.9 million for the nine months ended September 30, 2018 and 2017. As a percentage of total net revenues after provision for loan losses, depreciation decreased from 1.1% for the nine months ended September 30, 2017 to 0.8% for the same period in 2018.

Other Expenses

Other expenses were $1.5 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other expenses decreased from 2.5% for the nine months ended September 30, 2017 to 1.5% for the same period in 2018.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $1.7 million for the nine months ended September 30, 2017 to net income of $0.1 million for the nine months ended September 30, 2018. Non-controlling interest for the nine months ended September 30, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors. Non-controlling interest for the nine months ended September 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

Income tax benefit was $0.1 million for the nine months ended September 30, 2018 and $0.2 million for the nine months ended September 30, 2017. For the purposes of calculating operating net income, a combined federal and state tax rate of 26% is assumed for our taxable direct subsidiaries, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while a rate of 0% is applied to our direct subsidiary, which is a “pass-through entity” for tax purposes.

Segment income tax was an expense of $0.6 million and a benefit of $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The decrease in the income tax benefit was mainly due to the increase in book income earned by taxable direct subsidiaries and a change in the estimated effective tax rate for the year.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows, and capital resources and liquidity for the nine months ended September 30, 2018 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2018, we had net liquid assets of $60.5 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2018, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing ASB issued, loans held for investment, and ABS issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

Our maximum exposure to loss of capital on the CLOs is the $13.3 million investment related to CLO III, $36.8 million investment in CLO IV and $28.7 million in CLO V as of September 30, 2018, plus our portion of the earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or to repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes. The CLOs were in compliance as of September 30, 2018 and December 31, 2017.

For financial reporting purposes, the loans and ABS of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts, and allowance for loan losses. The ABS are recorded net of liquidity discounts and original issue discounts. At September 30, 2018, we had $1,164 million of loans collateralizing asset-backed securities, net, $44.8 million of restricted cash and $2.8 million of interest receivable funded by $1,114.5 million of asset-backed securities issued, net, and interest payable of $9.5 million. These assets and liabilities represented 89.0% of total assets and 89.1% of total liabilities, respectively, reported on our Consolidated Statement of Financial Condition at September 30, 2018.

The tables below summarize the loans held by the CLOs grouped by range of outstanding balance, Moody’s Investors Services, Inc. rating category and industry as of September 30, 2018.

(Dollars in thousands)	As of September 30, 2018
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	175	3/3020 - 12/2026	$75,302
$500 - $2,000	595	12/2018 - 8/2026	758,365
$2,000 - $5,000	94	9/2019 - 4/2026	240,597
$5,000 - $10,000	0		-
Total	864		$1,074,264

(Dollars in thousands)	As of September 30, 2018
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
Aerospace & Defense	25	$37,296	3.5%
Automotive	34	39,622	3.7%
Banking, Finance, Insurance & Real Estate	59	68,913	6.4%
Beverage, Food & Tobacco	38	51,655	4.8%
Capital Equipment	32	31,553	2.9%
Chemicals, Plastics & Rubber	29	25,937	2.4%
Construction & Building	25	27,439	2.6%
Consumer Goods: Durable	20	24,984	2.3%
Consumer Goods: Non-durable	36	49,442	4.6%
Containers, Packaging & Glass	26	27,905	2.6%
Energy: Electricity	8	9,827	0.9%
Energy: Oil & Gas	11	13,921	1.3%
Environmental Industries	13	15,341	1.4%
Forest Products & Paper	3	2,220	0.2%
Healthcare & Pharmaceuticals	58	73,061	6.8%
High Tech Industries	66	86,763	8.1%
Hotel, Gaming & Leisure	51	55,411	5.2%
Media: Broadcasting & Subscription	19	25,910	2.4%
Media: Diversified & Production	15	18,207	1.7%
Media: Advertising, Printing, Publishing	14	19,223	1.8%
Metals & Mining	15	13,044	1.2%
Retail	48	71,467	6.7%
Services: Business	87	116,693	10.9%
Services: Consumer	50	67,873	6.3%
Telecommunications	27	34,681	3.2%
Transportation: Cargo	21	26,188	2.4%
Transportation: Consumer	21	22,822	2.1%
Utilities: Electric	1	236	0.0%
Wholesale	12	16,630	1.5%
	864	$1,074,264	100.0%

(Dollars in thousands)	As of September 30, 2018
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	6	$7,421	0.7%
Ba1	34	41,355	3.8%
Ba2	67	67,939	6.3%
Ba3	98	116,209	10.8%
B1	140	170,229	15.8%
B2	325	423,313	39.4%
B3	165	200,855	18.7%
Caa1	25	40,824	3.8%
Caa2	2	4,163	0.4%
Ca	2	1,956	0.2%

Total	864	$1,074,264	100.0%

Other Liquidity Considerations

As of September 30, 2018, our indebtedness consists of our Senior Notes and notes payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”) held at JMP Securities or JMP Holdings.

In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”), which were fully redeemed on December 28, 2017. In November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company redeemed $10.0 million of the issued and outstanding 2013 Senior Notes on July 31, 2018 The Company recorded a loss of $0.2 million related to the early retirement of the 2013 Senior Notes.

In connection with the Reorganization Transaction, pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among JMP Group Inc., JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014, a Third Supplemental Indenture, dated as of October 15, 2014, and the Fourth Supplemental Indenture, dated as of November 28, 2017.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period through June 4, 2019. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company had no outstanding balance on this line of credit as of September 30, 2018 and December 31, 2017.

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

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of September 30, 2018, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s Executive Committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2018, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2019, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of September 30, 2018 and December 31, 2017.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both September 30, 2018 and December 31, 2017, the Company was in compliance with the loan covenants.

On July 31, 2017, the Company established a $200.0 million revolving credit facility with BNP Paribas to finance the acquisition of a portfolio of assets, including certain debt obligations. The Company subsequently entered into amendments to the credit facility and as of June 21, 2018, the credit facility was increased to $340.0 million. On July 26, 2018, the credit facility was fully repaid using proceeds from the securitization of CLO V. The balance of the facility was zero as of September 30, 2018 and $61.3 million as of December 31, 2017.

         On February 28, 2018, the Company, entered into a Repurchase Agreement with BNP Paribas to finance the acquisition of asset-backed securities issued by CLO III in connection with risk retention requirements. During the second quarter of 2018 the Company fully repaid the outstanding balance and sold the assets collateralizing the agreement. As of September 30, 2018, there was no balance outstanding in connection with the Repurchase Agreement.

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

The Company currently intends to continue to declare monthly cash distributions on all outstanding shares. The table below represents cash distributions made for the three months ended September 30, 2018.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
July 18, 2018	July 31, 2018	August 15, 2018	$0.030
July 18, 2018	August 31, 2018	September 14, 2018	$0.030
July 18, 2018	September 28 2018	October 15, 2018	$0.030

During the three months ended September 30, 2018, the Company repurchased 146,003 of the Company’s shares at an average price of $5.34 per share for an aggregate purchase price of $0.8 million on the open market.

We had total restricted cash of $48.6 million comprised primarily of $44.8 million of restricted cash related to the CLOs as of September 30, 2018. This balance was comprised of $16.0 million in interest received from loans in the CLOs, and $28.8 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $28.3 million and $37.3 million, which were $27.0 million and $35.9 million in excess of the required net capital of $1.3 million and $1.4 million, at September 30, 2018 and December 31, 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.70 to 1 and 0.58 to 1 at September 30, 2018 and December 31, 2017, respectively.

A condensed table of cash flows for the nine months ended September 30, 2018 and 2017 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2017 to 2018
	2018	2017	$	%
Cash flows provided by (used in) operating activities	$7,955	$(12,660)	$20,615	162.8%
Cash flows used in investing activities	(313,385)	(52,376)	(261,009)	-498.3%
Cash flows provided by (used in) financing activities	289,838	(98,655)	388,493	393.8%
Total cash flows	$(15,592)	$(163,691)	$148,099	90.5%

Cash Flows for the nine months Ended September 30, 2018

Cash decreased by $15.6 million during the nine months ended September 30, 2018, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $8.0 million of cash from the net loss of $1.8 million, adjusted for the cash used by operating assets and liabilities of $0.9 million, and provided by non-cash revenue and expense items of $10.7 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $9.8 million, partially offset by a decrease in deposits and other assets of $6.9 million and an increase in interest payable of $3.9 million.

Our investing activities used $313.4 million of cash primarily due to a $307.8 million funding of loans collateralizing asset-backed securities issued and $312.1 million of funding for loans held for investment, partially offset by the $268.2 million of receipts from loans collateralizing asset-backed securities issued, $26.7 million of receipts from loans held for investments, and $13.9 million from the sale of other investments.

Our financing activities provided $289.8 million of cash primarily due to $669.1 million of proceeds from the issuance of asset-backed securities due to the refinancing of CLO III and the securitization of CLO V and $263.8 million in proceeds from draws on the CLO V warehouse facility, partially offset by the repurchase of $332.1 million of asset-backed securities issued at CLO III, $325.0 million in repayments on the CLO V warehouse facility, and $9.9 million of repayments on bonds payable.

Cash Flows for the nine months Ended September 30, 2017

Cash decreased by $163.7 million during the nine months ended September 30, 2017, as a result of cash used in operating, investing, and financing activities.

Our operating activities used $12.7 million of cash from the net loss of $12.8 million, adjusted for the cash used by operating assets and liabilities of $15.1 million, and provided by non-cash revenue and expense items of $15.2 million. The cash used by the change in operating assets and liabilities is primarily due to a $22.4 million increase in receivables, and a $7.9 million decrease in accrued compensation, partially offset by a $16.3 million increase in market securities sold but not yet purchased.

Our investing activities used $52.4 million of cash primarily due $614.4 million of funding for loans collateralizing asset-backed securities issued and $13.5 million of funding of loans held for investment, partially offset by $506.5 million of receipts from loans collateralizing asset-backed securities, $35.7 million of proceeds from loans held for sale, $25.0 million of cash provided by changes in cash collateral posted for derivative transactions, and $12.3 million of proceeds from sale of other investments.

Our financing activities used $98.7 million of cash primarily due to $503.6 million of repayments of asset-backed securities issued relating to the liquidation of CLO I and CLO II, partially offset by $408.4 million of proceeds from issuance of asset-backed securities due to the securitization of CLO IV, and $7.0 million of proceeds from the CLO V warehouse facility.

Contractual Obligations

As of September 30, 2018, our aggregate minimum future commitment on our leases was $22.7 million. See Note 13 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $1.1 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of September 30, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2018.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended September 30, 2018

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	50,169	$5.38	50,169	661,034
August 1, 2018 to August 31, 2018	33,198	$5.38	33,198	627,836
September 1, 2018 to September 30, 2018	62,636	$5.28	62,636	565,200
Total	146,003	$5.34	146,003

(1)	On December 11, 2017, our board of directors authorized the repurchase of 1,000,000 shares through December 31, 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.25	Credit Agreement, dated as of October 11, 2018, by and among BNP Paribas, as lender and administrative agent, JMP Credit Advisors Long-Term Warehouse Ltd., as borrower, JMP Credit Advisors CLO VI Warehouse Ltd., as a subsidiary of borrower, each other CLO Subsidiary from time to time party thereto, JMP Credit Advisors LLC, as collateral manager, and JMP Capital LLC as preferred investor (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed on October 12, 2018).

10.26*	Lease Agreement, dated August 10, 2011, between Transamerica Pyramid Properties, LLC, as landlord, and JMP Group Inc., as tenant.

10.27*	Third Amendment to Office Lease, dated as of October 31, 2018, by and among Transamerica Pyramid Properties, LLC as landlord, and JMP Group Inc. as tenant.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

_________

*Filed herewith

**Furnished, and not filed