Form 10-K
period 2018-12-31
JMP GROUP LLC
filed 2019-03-28
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2018 as reported on The New York Stock Exchange was $57,366,229.

JMP Group LLC shares representing limited liability company interests outstanding as of March 25, 2019: 21,258,983

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2019 annual meeting of shareholders to be held in June 2019 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the fact that we do not anticipate that any tax adjustments will result in a material adverse affect on our financial condition;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	our beliefs regarding the impact of interest rate, credit and inflation risks;

•	the fact that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months; and

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds, and our expected distribution rate.

The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions, based upon our current expectations and projections about future events. Any projections of our future financial performance may be based upon expected outcomes of our growth strategies and anticipated trends in our business. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks including, but not limited to, the following factors:

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

•	the impact of requirements by the SEC, the Financial Industry Regulatory Authority and various other self-regulatory organizations on our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by potential conflicts of interest, employee misconduct and business partner misconduct;

•	the risks posed by using estimates to prepare our consolidated financial statements and new accounting standards;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for interest rate, credit and inflation risks to impact our business;

•	the potential for market and non-market factors to impact our share price; and

•	any fluctuations in our share price related to the performance of our investment banking division.

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

JMP Group Inc. was incorporated in Delaware in January 2000, and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900. We completed an initial public offering in May 2007 and a reorganization transaction (the "Reorganization Transaction") in January 2015. The Reorganization Transaction was previously announced by JMP Group Inc. in a current report on Form 8-K filed with the SEC on August 20, 2014. References to JMP group LLC in this Annual Report on Form 10-K that includes any period before the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc.

On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as C corporation for tax purposes, rather than a partnership, going forward. The Company expects this election will be retroactively effective as of January 1, 2019.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”.

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”); our asset management business through Harvest Capital Strategies LLC (“HCS”), JMP Asset Management LLC (“JMPAM”) and HCAP Advisors LLC ("HCAP Advisors"); our corporate credit business through JMP Credit Advisors LLC ("JMPCA"); and certain principal investments through JMP Investment Holdings LLC ("JMP Investment Holdings"), JMP Capital LLC ("JMP Capital") and other subsidiaries.

JMP Securities is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA. JMP Securities provides equity research, sales and trading to institutional brokerage clients, and capital raising and strategic advisory services to corporate clients. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS, including hedge and private equity funds. JMPAM is the investment manager of JMP Realty Partners I LLC ("JMP Realty Partners I"), a private equity fund that invests opportunistically in real estate assets. HCAP Advisors is a majority-owned subsidiary and manages the investment activities of Harvest Capital Credit Corporation ("HCC"), a business development company offering customized financing solutions to small and midsized companies.

JMPCA is a registered investment advisor under the Investment Advisers Act and is an asset management platform established to underwrite and manage investments in senior secured debt. JMPCA actively manages JMP Credit Advisors CLO III(R) Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”), and JMP Credit Advisors CLO VI Ltd. (“CLO VI”) which holds a portfolio of loans that is funded by a revolving credit facility and is not yet securitized. JMPCA also managed JMP Credit Advisors CLO I Ltd. (“CLO I”) and JMP Credit Advisors CLO II Ltd. (“CLO II”) as of January 1, 2017, before their liquidation in the first and second quarters of 2017, respectively.

We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, West Palm Beach and the Atlanta and Minneapolis areas. Our focus on four target industries—technology, healthcare, financial services and real estate—and on four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors. Over the years, we have been able to balance fluctuating revenue streams from our investment banking activities, asset management incentive fees and principal investments with more stable revenue streams from our sales and trading activities and asset management base fees. In addition, our target industries have historically performed, in certain respects, counter-cyclically to one another, enabling us to generate revenues in various economic and capital markets environments.

Investment Banking

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

Our investment banking professionals provide capital raising services, mergers and acquisitions transaction services, and other strategic advisory services to corporate clients. We focus our efforts on small and middle-market companies in the following four industries: technology, healthcare, financial services and real estate. Our specialization in these areas has enabled us to develop recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients, as well as a trusted resource for institutional investors.

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

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting and private placement of a wide range of equity and debt securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings, follow-on offering, and at the market offerings. We also arrange private investments in public equity (“PIPE”) transactions and privately negotiated, registered direct stock offerings on behalf of our publicly traded clients. For our privately held clients, we act as an agent in private placements of equity and debt securities. We typically place securities with our client base of institutional investors, private equity and venture capital funds, and high-net-worth individuals.

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

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create equilibrium in our advisory business and expect to increasingly represent corporate clients as buyers over time. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors.

Sales and Trading

Our sales and trading operation distributes our equity research product and communicates our investment recommendations to our institutional brokerage clients. In addition, our sales and trading staff executes securities trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our customers. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to more than 400 institutional clients nationwide.

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

Our equity research focuses on our four broad industries—technology, healthcare, financial services and real estate—and on the following sectors underlying each industry:

Technology • Communications Infrastructure • Cybersecurity • Data Management • Digital Media • Energy Technology • Industrial Technology • Internet • Software	Healthcare • Biopharmaceuticals • Biotechnology • Healthcare Facilities • Healthcare Services • Medical Devices & Supplies

Financial Services

•   Alternative Asset Managers

•   Commercial Finance

•   Consumer Finance

•   Financial Processing & Outsourcing

•   Financial Technology

•   Insurance

•   Investment Banks & Brokers

•   Mortgage Finance

•   Specialty Finance

Real Estate • Housing • Land Development • Property Services • Real Estate Investment Trusts (REITs) • Residential Services

As of December 31, 2018, our research department included 18 publishing research analysts providing investment recommendations on 424 public companies divided among our four target sectors. Approximately 37% of the stocks under coverage had market capitalizations of less than $1.0 billion.

Asset Management

Through HCS, JMPAM, JMPCA, and HCAP Advisors, we actively manage hedge funds, private equity funds, a private debt fund, a real estate fund, CLO entities, and one entity, HCC, formed to provide loans to small and midsized U.S. companies. As of December 31, 2018, we had a total of $2,176.8 million in assets under management (including assets of employees and portfolio managers) and including $8.6 million of our own capital invested in these vehicles. In addition, as of December 31, 2018, we had invested $7.5 million in entities managed by certain third parties. On December 31, 2018, the Company sold its general partnership interest in Harvest Small Cap Partners ("HSCP") fund entities to a newly formed entity owned by Jeff Osher, the portfolio manager, of the HSCP fund entities. The HSCP fund entities had an aggregated assets under management of $365.7 million as of December 31, 2018.  Upon completion of the sale, the investment management agreements with the HSCP fund entities were terminated; as a result, the Company's assets under management decreased by the aforementioned amount on January 1, 2019.

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

HCAP Advisors manages HCC for the purpose of making investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments, primarily in privately held, small and midsized U.S. companies. As of December 31, 2018, HCC’s portfolio consisted of 23 loans with an aggregate fair value of $87.8 million. HCAP Advisors also provides HCC with administrative services and is thus reimbursed by HCC for expenses, including the allocable percentage of the compensation costs for the employees performing services under the agreement.

JMPCA currently serves as the investment manager to CLO III, CLO IV, CLO V, and CLO VI which together had a diversified portfolio of 952 corporate loans with an aggregate par amount of $1.2 billion and restricted cash available to lend of $39.9 million as of December 31, 2018. For the year ended December 31, 2018, JMPCA earned management fees of $4.7 million from CLO III, CLO IV, CLO V and CLO VI. Because we consolidate the CLOs in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the management fees earned from the CLOs are eliminated upon consolidation.

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

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including lending, deposit-taking and insurance in addition to investment banking, brokerage and asset management services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and capital markets products with commercial banking, insurance and other financial products in an effort to gain market share. This approach could result in downward pricing pressure across some or all of our businesses, as our competitors may be able to withstand losses in the areas in which we compete due to offsetting revenues and profits derived from other, complementary services that we do not offer. In particular, the trend in the equity underwriting business toward multiple bookrunners and co-managers, with bookrunners earning a disproportionately large portion of underwriting fees, has increased competition in the investment banking industry while placing downward pressure on average transaction fees.

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

Employees

As of December 31, 2018, we had 226 employees, including 81 managing directors. We believe that our managing directors and other professionals are attracted to our firm because of our reputation, our entrepreneurial culture, and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

Because we operate an investment bank and several different asset management platforms, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, operational, legal and reputational risks. We believe that we exercise sound practical judgment and undertake rigorous quantitative analysis before engaging in transactions to ensure that appropriate risk mitigators are in place. We mitigate risk by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions in instances when we believe we have the advantage of industry- or company-specific expertise. Our focus is always on balancing risk and return, in that we attempt to achieve returns from each of our businesses that are commensurate with the risks they assume. Our participation in any underwritten securities offering is submitted for approval to a committee consisting of capital markets, investment banking, compliance and legal professionals. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment, and all significant investments must be approved by our executive committee and/or board of directors. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

JMP Securities is registered as a securities broker-dealer with the SEC and is a member of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. JMP Securities is also licensed as a broker-dealer in each of the 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each state. Each state may revoke the license to conduct securities business, fine, and otherwise discipline broker-dealers and their employees.

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

Our asset management subsidiaries, HCS, JMPAM, JMPCA and HCAP Advisors, are SEC-registered investment advisers, or in the case of JMPAM, a relying advisor, and are accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, conduct both targeted and industry-wide investigations of certain practices relating to the financial services industry, including sales and marketing practices, valuation practices, and compensation arrangements. These investigations have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

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

We focus our business activities principally in four target industries: technology, healthcare, financial services and real estate. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. Over the last decade, the mix of our investment banking revenues has shifted. In 2007, the year of our initial public offering, the financial services and real estate sectors, together, represented 48% of our total investment banking revenues; in 2018, these two sectors represented 24% of such revenues. While the healthcare sector constituted 23% of our total investment banking revenues in 2007, the sector constituted 49% of such revenues in 2018.

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

Our investment bank subsidiary had 182 employees as of December 31, 2018. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be more able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors; and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions were to decline, larger investment banking firms could seek to enter into engagements with smaller companies and to execute transactions that traditionally would have been considered too small for these firms.

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

We have experienced, and expect to experience in the future, significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. In addition, we incur significant expenses related to a contemplated transaction, regardless of whether or not the contemplated transaction generates revenue. This risk may be intensified by our focus on growth companies in the technology, healthcare, financial services and real estate industries, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. In addition, our investment banking revenues are highly dependent on the level of merger and acquisition and capital raising activity in the U.S., which fluctuates substantially from period to period. According to data from Thomson Reuters, a provider of global investment banking analysis and systems, the number of announced U.S. merger and acquisition transactions in our four target industries with values of $1.0 billion or less varied from 1,831 in 2016 ($243.0 billion of  aggregate value) to 2,028 in 2017 ($202.2 billion of aggregate value) to 1,080 in 2018 ($212.2 billion of aggregate value). The number of U.S. equity capital raising transactions varied from  to 874 in 2016 (raising $197.8 billion) to 1,066 in 2017 (raising $210.4 billion) to 1,041 in 2018 (raising $214.0 billion). Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions in our sectors of focus decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our share price.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 15%, 19% and 18% of our net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. Since we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. However , it is unclear whether the SEC and its staff will maintain the same level of enforcement if, in the future, there is an effort on the part of the federal government to ease restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At December 31, 2018, our gross principal investments included $9.9 million invested in other investments, of which $8.6 million related to our family of funds and $1.3 million to entities managed by third parties. We also had $18.9 million invested in marketable securities and $4.6 million invested through short positions on marketable securities. In addition, we have investments in private companies through loans and lines of credit, which, as of December 31, 2018, are carried at $29.6 million net of reserves for credit losses. We have $93.1 million par value invested in the subordinated securities issued by the CLOs.

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

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial markets and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment and geopolitical issues. While financial markets have become more stable and have generally improved since the extreme disruption from 2007 to 2009, there remains a certain degree of uncertainty about a sustained global economic recovery. U.S. markets may be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Britain’s notice to the European Council of its decision to exit the EU (“Brexit”) and the stability of the EU’s sovereign debt, may cause further uncertainty and disruption for financial markets globally. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our results of operations in future periods.

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

We are Exposed to Interest Rate Risk

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

We are Exposed to Credit Risk

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

We are Exposed to Inflation Risk

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

Increased leverage may harm our financial condition and results of operations

As of December 31, 2018, our total indebtedness was approximately $86.8 million, consisting of $36.0 million in principal amount of 8.00% Senior Notes due 2023, $50.0 million principal amount of 7.25% Senior Notes due 2027, and $0.8 million principal amount of a note payable due 2022 to an affiliate. This indebtedness does not include asset-backed securities of CLO III, CLO IV or CLO V, nor the warehouse credit facility related to JMP Credit Advisors Long-Term Warehouse Ltd., all of which are consolidated in our financial statements, together with the loans collateralizing the asset-backed securities of the CLOs and the loans funded by the JMP Credit Advisors Long-Term Warehouse Ltd, even though the CLOs are bankruptcy-remote entities with no recourse to us. Our level of indebtedness could have important consequences to you, because:

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

As of December 31, 2018, we had $93.1 million par value invested in the subordinated securities issued by CLOs managed by JMP Credit Advisors. Subject to market conditions, we expect to continue to acquire subordinated securities of CLOs managed by JMP Credit Advisors (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and over-collateralization coverage tests. Consequently, to the extent that the value of a CLO’s loan portfolio has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C-rated loans, the value of the subordinated securities could be reduced. Additionally, we may not be able to continue to complete new CLOs due to prevailing CLO market conditions or other factors.

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

We cannot assure holders of our common shares that our intended distributions will be paid each quarter or at all.

In conjunction with our election to be treated as a C-corporation for tax purposes, rather than a partnership, with an effective date retroactive to January 1, 2019, we have adopted a distribution policy to provide a steady quarterly distribution for each calendar year that will be based on our after-tax fee related earnings. Starting in the second quarter of 2019, we intend to pay a common share distribution to reflect an annual payout ratio of approximately 50% of operating net income. Our distribution will be reassessed each year based upon the level and growth of our after-tax fee related earnings. The declaration, payment and determination of the amount of quarterly distributions, if any, will be at the sole discretion of our board of directors, which may change our distribution policy at any time. We cannot assure our common shareholders that any distributions, whether quarterly or otherwise, can or will be paid. In making decisions regarding our quarterly distribution, our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

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

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. One of our most critical estimates is our allowance for loan losses. At any given point in time, conditions in real estate and credit markets may increase the complexity and uncertainty involved in estimating the losses inherent in our loan portfolios. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” of this report for additional information on the nature of these estimates.

Our financial instruments, including certain trading assets and liabilities, available-for-sale securities, certain loans, and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means, which ultimately rely to some degree on our subjective judgment. Some of these instruments and other assets and liabilities may have no directly observable inputs, making their valuation particularly subjective and, consequently, based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain items, which may lead to the possibility that such valuations will be subject to further change or adjustment, as well as declines in our earnings in subsequent periods.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For further discussion of some of our significant accounting policies and standards, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this report, and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K.

The FASB has issued several new accounting standards, including on the topics of credit losses and leases and the Federal banking regulators have released implementation guidance and proposed implementation rules for some of these new standards. In particular, the new credit losses standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact that the adoption of these standards and the proposed regulatory implementation rules will have on our financial position, results of operations as well as our regulatory capital. See Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

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

As an investment banking and asset management firm, we depend to a large extent on our reputation for integrity and high-quality professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it can be more damaging to our business than it would be to another sort of business. Moreover, our role as advisor to our clients on important underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with merger and acquisition and other transactions. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings in which we are involved. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients, who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services; however, there can be no assurance that these provisions will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. We have in the past been, currently are, and may in the future be subject to such securities litigation. Substantial legal liability or significant regulatory action against us could harm our results of operations or cause reputational harm to us, which could adversely affect our business and prospects. In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation has increased costs associated with attorneys’ fees. Outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and could materially and adversely affect our results of operations as such fees arise. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby substantially increasing the costs incurred to resolve any such litigation.

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

Tax Risks to Holders of our Shares

Newly enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

We will be treated as a corporation for U.S. federal income tax purposes, which will reduce the amount available for distributions to holders of our common shares and could adversely affect the value of our common shareholders’ investment.

Effective January 1, 2019, we have elected to be taxed as a corporation for U.S. federal income tax purposes. We could be liable for significant U.S. federal income taxes and applicable state and local taxes that would not otherwise be incurred if we were treated as a partnership for U.S. federal income tax purposes, which could reduce the amount of cash available for distributions to holders of our common shares and adversely affect the value of their investment.

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

Changes to and replacement of the London Interbank Offered Rate ("LIBOR") benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee ("ARRC"), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the establishment of the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018. During the third quarter of 2018, several market participants began utilizing SOFR through the issuance of variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR linked consolidated obligation and the Bank began offering SOFR linked advances. Given the large volume of LIBOR-based financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage hedging in the alternative reference rate still need to be completed, and the transition in the markets, and adjustments in systems, could be disruptive. Many of our assets and liabilities are indexed to LIBOR, and approximately 63.4% of our combined CLO portfolios had LIBOR floor. We are planning for the eventual replacement of its LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. We are not currently able to predict whether LIBOR will remain as an available rate index, whether and when an alternative rate such as SOFR will become a robust market benchmark rate in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

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

We occupy five principal offices, with our headquarters in San Francisco and other offices in New York, Boston, Chicago and outside Atlanta. We occupy additional space in a few other cities in the U.S. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 51,730 square feet of leased space pursuant to lease agreements expiring in 2019 and 2024. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025 and approximately 4,293 square feet at 767 Third Avenue pursuant to a lease agreement expiring in 2023. In Boston, we lease approximately 2,490 square feet at 265 Franklin Street pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring in 2020. Outside Atlanta, we lease approximately 4,087 square feet in Alpharetta, Georgia, at 8000 Avalon Boulevard, pursuant to a lease agreement expiring in 2026. Additionally we lease approximately 600 square feet in other cities in the U.S. which the Company is committed to until 2020. We sublease approximately 370 square feet in San Francisco to third parties.

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

Market Information

Our common shares trade on the NYSE under the symbol “JMP.” As of December 31, 2018, there were 50 holders of record of our shares.

Distribution Policy

Since the Reorganization Transaction through the end of 2018, we have declared and  paid monthly cash distributions on all of our outstanding common shares. On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The Company expects this election will be retroactively effective as of January 1, 2019. In April 2019, the Company expects to initiate regular quarterly cash distributions, intended to reflect an annual payout ratio of approximately 50% of operating net income.

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants governing our debt instruments and corporate credit facility.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchases for the fourth quarter of the year ended December 31, 2018:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

October 1, 2018 to October 31, 2018	59,598	$5.09	59,598	505,602
November 1, 2018 to November 30, 2018	61,292	$4.94	61,292	444,310
December 1, 2018 to December 31, 2018	74,069	$4.43	74,069	370,241
Total	194,959		194,959

(1)	On December 3, 2018, the Board of Directors of the Company approved the extension of the term of the Company’s share repurchase program through April 30, 2019. The current repurchase program was initially authorized on December 13, 2017, and allowed for the repurchase of up to one million of the Company’s outstanding common shares during 2018.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this Form 10-K.

Item 6.	Selected Financial Data

Not required as a Smaller Reporting Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our consolidated financial statements and the accompanying notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those discussed under the caption “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made.

Impact of Adopting Revenue Recognition Guidance

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a more robust framework for addressing revenue issues, and clarifies the implementation guidance on principal versus agent considerations. The Company adopted this standard using a modified retrospective approach and the new revenue standard was applied prospectively in the Company's financial statements. The Company reported financial information for historical comparable periods that was not revised and will continue to report those historical periods under the accounting standards that were in effect then. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, it did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expenses. The new standard primarily impacts the presentation of our investment banking revenues, specifically underwriting revenues, strategic advisory revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions are presented gross in the Consolidated Statements of Operations. For investment banking and asset management revenues, the Company has separately described the accounting policies in effect during the years ended December 31, 2018 and 2017. For additional information, see Note 3.

The Election for JMP Group LLC to be Taxed as a Corporation

Since January 2015, JMP Group LLC has been a publicly traded partnership and, as such, has been taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.” On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The Company expects this election will be retroactively effective as of January 1, 2019. As a partnership, the Company has previously been treated as a disregarded entity for tax purposes and has only paid taxes on a few taxable corporate holding subsidiaries.

An entity taxed as a partnership generally does not incur any U.S. federal income tax liability, and any income, gains, losses or deductions are taken in by the owners of the partnership in computing their U.S. federal income tax liability, regardless of any distributions from the partnership. In contrast, an entity treated as a corporation for U.S. federal income tax purposes generally pays U.S. federal income tax on its taxable income as it is considered a taxable entity. For years beginning after December 31, 2017, the maximum U.S. federal tax rate imposed on the net income of corporations is 21%. This rate may be subject to change in the future. Owners of a corporate entity generally do not incur any U.S. federal income tax liability on any earnings of the corporation unless the corporation makes a distribution of cash or property. Any distributions paid from current or accumulated earnings are treated as dividends, and these "qualifying dividends" are generally taxed at a lower rate than the ordinary income tax rate. Any distributions in excess of current or accumulated earnings are treated as nontaxable returns of capital which reduce the owner's tax basis in the corporation. Any remaining excess is treated as capital gain. For corporate entities, as both the corporation and distributions from the corporation are taxed, there are two levels of potential tax on the income earned.

Overview

The Company, is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

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

Underwriting Revenues

We earn revenues from securities offerings in which we act as an underwriter, such as initial public offerings and follow-on equity offerings. Underwriting revenues include management fees, underwriting fees, selling concessions, and realized and unrealized net gains and losses on equity positions held in inventory for a period of time to facilitate the completion of certain underwritten offerings. We record underwriting revenues, gross of related syndicate expenses, on the trade date which is typically the date of pricing an offering (or the following day). The Company has determined that its performance obligations are completed and the related income is reasonably determinable on the trade date. In syndicated transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenues gross of such expense. On final settlement by the lead manager, typically 90 days from the trade date of the transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

Strategic Advisory Revenues

Our strategic advisory revenues primarily consist of success fees received upon the closing of mergers and acquisitions but also include retainer fees received when we are first engaged to provide advisory services. We also earn fees for related advisory work and other services, such as fairness opinions, valuation analyses, due diligence, and pre-transaction structuring advice. These revenues may be earned for providing services to either the buyer or the seller involved in a transaction. Depending on the nature of the engagement letter and the agreed upon services, customers may simultaneously receive and consume the benefits of services or services may culminate in the delivery of the advisory services at a point in time. The Company evaluates each contract individually and the performance obligations identified to determine if revenue should be recognized ratably over the term of the agreement or at a specific point in time. Any retainer fees received in connection with these agreements are individually evaluated and any unearned fees are deferred for revenue recognition.

Private Capital Markets and Other Revenues

We earn fees for private capital markets and other services in connection with transactions that are not underwritten, such as private placements of equity securities, private investments in public equity (“PIPE”) transactions and Rule 144A offerings. We record private placement revenues on the closing date of these transactions. Client reimbursements for costs associated for private placement fees are recorded gross within Investment banking and various expense captions, excluding compensation.

Since our investment banking revenues are generally recognized at the time of completion of a transaction or the services to be performed, these revenues typically vary between periods and may be affected considerably by the timing of the closing of significant transactions.

Brokerage Revenues

Our brokerage revenues include trading commissions paid by customers for purchases or sales of exchange-listed and over-the-counter (“OTC”) equity securities. Commissions resulting from equity securities transactions executed on behalf of customers are recorded on a trade date basis. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.  Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to deliver equity research and other value-added services to our clients. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased pressure on trading commissions and spreads across our industry. We expect this trend toward alternative trading systems and the related pricing pressure in the brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the equity research and other value-added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, an institutional investor concentrates its trading with fewer “execution” brokers and pays a fixed amount for execution, with a designated amount set aside for payments to other firms for research or other brokerage services. Accordingly, trading volume directed to us by investors that enter into such arrangements may be reduced, or eliminated, but we may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we agree to this practice and depending on our ability to enter into arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our brokerage business by negatively affecting both volumes and trading commissions.

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds, and private equity funds, a real estate fund, a capital debt fund, as well as a publicly traded specialty finance company, HCC. These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management ("AUM") or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that it is not probable that a significant reversal of revenue will occur. Generally, we do not earn management fees calculated on the basis of average AUM.

As of December 31, 2018 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

 The Company sold the general partnership interest in the Harvest Small Cap Partners ("HSCP") fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated.  As a result, the Company's AUM decreased by $365.7 million on January 1, 2019. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue. These trailer fees will be recognized as other income.

Asset management fees for the CLOs we manage currently consist only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMPCA are eliminated on consolidation in accordance with GAAP. For the year ended December 31, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance. For the years ended December 31, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO III were 0.35% and 0.33%, respectively, of the average aggregate collateral balance. For the year ended December 31, 2017, the contractual senior and subordinated base management fees earned from CLO IV warehouse portfolio were 1.0% of the average collateral balance. For the years ended December 31, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance. For the years ended December 31, 2018 and 2017, the contractual senior and subordinated base management fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions. For the year ended December 31, 2018, contractual senior and subordinated base management fees earned from CLO V, after securitization, were 0.50% of the average aggregate collateral balance. For the year ended December 31, 2018, contractual senior and subordinated base management fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our hedge funds require at least 60 to 90 days’ advance notice. Redemptions are not permitted in our private equity funds or our private debt capital vehicles. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, and JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2018	2017	2018		2017
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$365,728	$377,513		$-		$1,106
Harvest Agriculture Select (3)	68,591	99,133		490		9,120
Private Equity Funds:
Harvest Growth Capital LLC	20,189	19,487		876		852
Harvest Growth Capital II LLC	198,782	149,998		3,823		2,883
Harvest Intrexon Enterprise Fund	67,729	70,295		415		451
JMP Realty Partners I	39,782	33,282		2,832		2,832
Other	20,924	11,933		N/A		N/A
Funds of Funds:
JMP Masters Fund (4)	2,371	3,048		5		4
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	123,689	128,408		N/A		N/A
JMP Capital I	23,529	23,529		2,329		2,329
HCS, JMPAM, and HCAP Advisors Totals	$931,314	$916,626		$10,770		$19,577

CLOs and Other Managed by JMPCA:
CLO III (5)	360,086	360,680		N/A		N/A
CLO IV (5)	450,594	450,985		N/A		N/A
CLO V and CLO V warehouse (5)	400,557	82,691		N/A		N/A
CLO VI warehouse (5)	34,219	-		N/A		N/A
JMPCA Totals	$1,245,456	$894,356	$	N/A	$	N/A

JMP Group LLC Totals	$2,176,770	$1,810,982		$10,770		$19,577

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund, and Other, AUM represent the net assets of such funds. For JMP Realty Partners I and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I the commitment amount is subject to the management fee calculation. For CLOs, AUM represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)

 The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated.  As a result, the Company's AUM decreased by $365.7 million on January 1, 2019. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.

(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(5)	CLO III, CLO IV, CLO V (effective July 26, 2018), CLO V warehouse (through July 26, 2018), and CLO VI warehouse (effective October 18, 2019) were consolidated in the Company’s Statements of Financial Condition for the year ended December 31, 2018. CLO III, CLO IV, and CLO V warehouse were consolidated in the Company’s Statements of Financial Condition for the year ended December 31, 2017.

(In thousands)	Year Ended December 31, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR
Hedge Funds:
Harvest Small Cap Partners (1)	$21	6,366	$5,318	2.7%
Harvest Agriculture Select (2)	(367)	846	-	-11.2%
Private Equity Funds:
Harvest Growth Capital LLC	169	-	-	N/A
Harvest Growth Capital II LLC	1,023	606	-	N/A
Harvest Intrexon Enterprise Fund	(36)	703	-	N/A
JMP Realty Partners I	112	357	-	N/A
Other	-	55	80	N/A
Funds of Funds:
JMP Masters Fund (3)	3	25	-	-0.3%
Loans:
Harvest Capital Credit Corporation (4)	N/A	3,851	905	N/A
JMP Capital I	-	21	96
CLOs and Other:
CLO III (5)	N/A	1,237	N/A	N/A
CLO IV (5)	N/A	2,284	N/A	N/A
CLO V and CLO V warehouse (5)	N/A	1,128	N/A	N/A
CLO VI warehouse (5)	N/A	18	N/A	N/A
Totals	$925	$17,497	$6,399	N/A

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	Management and Incentive Fees earned from CLOs and CLO warehouses are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.

(In thousands)	Year Ended December 31, 2017
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	TWR
Hedge Funds:
Harvest Small Cap Partners (1)	(99)	7,528	$1,651	-8.2%
Harvest Agriculture Select (2)	974	956	573	9.7%
Private Equity Funds:
Harvest Growth Capital LLC	(60)	-	-	N/A
Harvest Growth Capital II LLC	553	556	-	N/A
Harvest Intrexon Enterprise Fund	(17)	2,011	-	N/A
JMP Realty Partners I	86	387	17	N/A
Other	-	77	-
Funds of Funds:
JMP Masters Fund (3)	4	31	2	-2.0%
Loans:
Harvest Capital Credit Corporation (4)	N/A	3,996	260	N/A
JMP Capital I	-	13	-	N/A
CLOs and Other:
CLO I (5) (6)	N/A	179	42	N/A
CLO II (5) (6)	N/A	734	-	N/A
CLO III (5)	N/A	1,199	-	N/A
CLO IV (5)	N/A	1,266	-	N/A
CLO V warehouse (5)	N/A	45	-	N/A
Assets Referenced in TRS (5) (7)	N/A	88	-	N/A
Totals	$1,441	$19,066	$2,545	N/A

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	Management and incentive fees earned from CLOs and CLO warehouse are consolidated and then eliminated in consolidation in the Company’s Statements of Operations.
(6)	CLO I and CLO II were liquidated on February 21, 2017 and June 15, 2017, respectively. Most of the CLO II assets remaining at liquidation were sold to CLO IV.
(7)	Management and incentive fees earned from assets referenced in TRS are consolidated and then eliminated in consolidation in the Company’s Statements of Operations. All of the assets referenced in TRS were sold to CLO IV in the second quarter of 2017, and TRS completed its liquidation in the third quarter of 2017.

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

Gain (Loss) on Sale and Payoff of Loans

Gain (loss) on sale and payoff of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities and loans held for investment. Gains are recorded when the proceeds exceed the carrying value of the loan.

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

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued, Senior Notes, notes payable, line of credit, and any warehouse credit facilities, as well as the amortization of bond issuance costs. Interest expense on ABS issued is the stated coupon payable as a percentage of the principal amount in addition to amortization of the liquidity discount that was recorded at the acquisition date. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instrument.

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt primarily consists of losses incurred in the write-off of debt issuance costs related to Senior Notes or ABS issued that have been repurchased or retired sooner than the life of the instrument.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital and JMP Investment Holdings (collectively loans held for investment) and on loans collateralizing ABS in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in our loan portfolios. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

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

Components of Expenses

We classify our expenses as compensation and benefits; administration; brokerage, clearing and exchange fees; travel and business development; managed deal expenses, communications and technology; occupancy; professional fees, depreciation, and other. A significant portion of our expense base is variable, including compensation and benefits; brokerage, clearing and exchange fees; travel and business development; managed deal expenses, communication and technology expenses.

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

Other Expenses

Other operating expenses primarily includes bad debt expense and CLO administration expense.

Income Taxes

Since January 2015, JMP Group LLC has been a publicly traded partnership and, as such, has been taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.” On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The Company expects this election will be retroactively effective as of January 1, 2019. In April 2019, the Company expects to initiate regular quarterly cash distributions, intended to reflect an annual payout ratio of approximately 50% of operating net income. As a partnership, the Company targeted an annual payout ratio of approximately 90% to 100%.

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

Non-controlling Interest

Non-controlling interest for the year ended December 31, 2018 includes the interest of third parties in CLO III, HCS Strategic Investments LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.  Non-controlling interest for the year ended December 31, 2017 included the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

          The Company currently manages several asset management funds, which are structured as limited partnerships, or limited liability companies, and is the general partner or managing member of each. The Company assesses whether the partnerships or companies meet the definition of variable interest entities (“VIEs”) in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner or managing member controls the limited partnership or limited liability company may be overcome if the limited partners have substantive kick-out rights.

    The Company owned approximately 94% of the subordinated notes of the issuer of CLO I. CLO I completed its liquidation in the first quarter of 2017. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO I through its subsidiary manager, JMPCA, and its equity ownership.

       The Company, through JMPCA, a wholly-owned subsidiary, managed CLO II from issuance through its liquidation in the second quarter of 2017. From issuance through December 31, 2013, the Company owned $17.3 million, or 72.8%, of the subordinated notes of the issuer. In the first quarter of 2014, the Company repurchased $6.0 million of subordinated notes, increasing its ownership to 98.0%. In March 2017, the Company repurchased $7.0 million of Class F notes. CLO II completed its liquidation in the second quarter of 2017. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO II through its subsidiary manager, JMPCA, and its equity ownership.

       The Company, through JMPCA, a wholly-owned subsidiary, has managed CLO III since issuance. From issuance through September 27, 2016, the Company owned $5.2 million or 13.5% of the subordinated notes of the issuer. On September 27, 2016, the Company repurchased $12.8 million face value of the subordinated notes, increasing its ownership to 46.7%. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMPCA, and its equity ownership. In February 2018, the Company closed a refinancing of the asset-backed securities issued by CLO III, which lowered the weighted average costs of funds by 55 basis points and extended the reinvestment period for two years. In connection with the refinancing, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the year ended December 31, 2018.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Holding LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owned a 51.0% equity interest in the entity until April 27, 2018 when the Company purchased an additional 18.4% of HCAP Advisors equity from a non-controlling interest holder. As of April 27, 2018, the Company owns a 69.4% of equity interest in the entity. The Company was identified as the primary beneficiary, based on the ability to direct activities of HCAP Advisors as the Manager and its equity ownership.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,		Change from 2017 to 2018
	2018	2017	$	%
Revenues
Investment banking	$88,107	$77,322	$10,785	13.9%
Brokerage	20,710	21,129	(419)	-2.0%
Asset management fees	19,148	18,049	1,099	6.1%
Principal transactions	(2,287)	(6,437)	4,150	-64.5%
(Loss) gain on sale, payoff and mark-to-market of loans	(532)	797	(1,329)	166.8%
Net dividend income	1,281	1,188	93	7.8%
Other income	1,017	1,351	(334)	-24.7%
Non-interest revenues	127,444	113,399	14,045	12.4%
Interest income	66,494	41,159	25,335	61.6%
Interest expense	(49,552)	(33,702)	(15,850)	-47.0%
Net interest income	16,942	7,457	9,485	127.2%
Loss on repurchase, reissuance, or early retirement of debt	(2,838)	(6,107)	3,269	-53.5%
Provision for loan losses	(5,124)	(4,363)	(761)	17.4%
Total net revenues after provision for loan losses	136,424	110,386	26,038	23.6%

Non-interest expenses
Compensation and benefits	97,359	90,601	6,758	7.5%
Administration	8,904	7,464	1,440	19.3%
Brokerage, clearing and exchange fees	3,097	3,209	(112)	-3.5%
Travel and business development	4,830	4,034	796	19.7%
Managed deal expenses	4,849	-	4,849	0.0%
Communication and technology	4,107	4,308	(201)	-4.7%
Occupancy	4,770	4,418	352	8.0%
Professional fees	5,446	4,407	1,039	23.6%
Depreciation	1,124	1,162	(38)	N/A
Other	1,994	2,410	(416)	-17.3%
Total non-interest expenses	136,480	122,013	14,467	11.9%
Loss before income tax expense	(56)	(11,627)	11,571	-99.5%
Income tax expense	1,167	1,744	(577)	-33.1%
Net loss	(1,223)	(13,371)	12,148	-90.9%
Less: Net income attributable to non-controlling interest	964	2,512	(1,548)	-61.6%
Net loss attributable to JMP Group LLC	$(2,187)	$(15,883)	$13,696	-86.2%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Overview

Total net revenues after provision for loan losses increased $26.0 million, or 23.6% from $110.4 million for the year ended December 31, 2018 to $136.4 million for the year ended December 31, 2018, primarily resulting from a $10.8 million increase in investment banking revenue, a $4.2 million decrease in losses on principal transactions, a $9.5 million increase in net interest income, and a $3.3 million decrease in losses on repurchase, reissuance, or early retirement of debt.

Non-interest revenues increased $14.0 million, or 12.4%, from $113.4 million for the year ended December 31, 2017 to $127.4 million in the same period in 2018. This increase was primarily driven by a $10.8 million increase in investment banking revenues, a $1.1 million increase in asset management revenues, and a $4.2 million increase in revenues from principal transactions, partially offset by $1.3 million increases in losses on sale, payoff, and mark-to-market of loans. Of the total of investment banking revenues earned, $6.5 million of revenue is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net interest income increased $9.4 million, or 127.2% from $7.5 million for the year ended December 31, 2017 to $16.9 million for the year ended December 31, 2018.

Loss on repurchase, reissuance, or early retirement of debt decreased $3.3 million, from a loss of $6.1 million for the year ended December 30, 2017 to a loss of $2.8 million for the year ended December 31, 2018.

Provision for loan losses increased $0.7 million, or 17.4% from $4.4 million for the year ended December 31, 2017 to $5.1 million for the year ended December 31, 2018.

Total non-interest expenses increased $14.5 million, or 11.9% from $122.0 million for the year ended December 31, 2017 to $136.5 million for the year ended December 31, 2018, primarily due to a $6.8 million increase in compensation and benefits, a $1.4 million increase in administration expenses, $0.8 million increase in travel and business development, $4.8 million increase in managed deal expenses, and a $1.0 million increase in professional fee. Of the $14.5 million increase in expenses, $6.5 million of the increase is related to a gross-up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Net income attributable to non-controlling interest decreased $1.5 million, or 61.6%, from $2.5 million to $1.0 million for the years ended December 31, 2017 and 2018, respectively.

Net income attributable to JMP Group LLC increased $13.7 million, or 86.2%, from a net loss $15.9 million for the year ended December 31, 2017 to a net loss of $2.2 million for the year ended December 31, 2018. This was primarily attributed to an increase in net revenue after provision for loan losses of $26.0 million partially offset by an increase in non-interest expenses of $14.5 million.

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

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)

reverses share-based compensation expense recognized under GAAP related to equity awards granted in prior periods, as management generally evaluates performance by considering the full expense of equity awards in the period in which they are granted, even if the expense of such compensation will be recognized in future periods under GAAP;

(ii)

recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and certain warrant positions;

(vi)	excludes general loan loss provisions related to the CLOs;

(vii)	reverses the one-time transaction costs related to the refinancing of the debt;

(viii)	reverses one-time expenses associated with the redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of the amortization of remaining capitalized issuance costs for each;

(ix)

assumes a combined federal, state and local income tax rate of 26% for the year ended December 31, 2018, and 38% for the year ended December 31, 2017, at the Company’s taxable direct subsidiary, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while applying a tax rate of 0% to the Company’s other direct subsidiary, which is a “pass-through entity” for tax purposes; and

(x)	presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income (Loss) by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Year Ended December 31, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$88,107	$-	$-	$-	$-	$-	$88,107
Brokerage	20,710	-	-	-	-	-	20,710
Asset management related fees	25	18,471	5,318	23,789	-	(4,676)	19,138
Principal transactions	-	-	1,030	1,030	-	-	1,030
Loss on sale, payoff, and mark-to-market of loans	-	-	(656)	(656)	-	-	(656)
Net dividend income	-	-	1,329	1,329	-	-	1,329
Net interest income	-	-	12,681	12,681	-	-	12,681
Loss on repurchase of asset-backed securities issued			(42)	(42)	-		(42)
Provision for loan losses	-	-	(1,638)	(1,638)	-	-	(1,638)
Adjusted net revenues	108,842	18,471	18,022	36,493	-	(4,676)	140,659

Non-interest expenses
Non-interest expenses	97,910	19,422	11,006	30,428	10,069	(4,676)	133,731

Operating pre-tax net income (loss)	10,932	(951)	7,016	6,065	(10,069)	-	6,928

Income tax expense (benefit)	2,842	(246)	(414)	(660)	(1,271)	-	911

Operating net income (loss)	$8,090	$(705)	$7,430	$6,725	$(8,798)	$-	$6,017

	Year Ended December 31, 2017
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$77,329	$-	$-	$-	$-	$(7)	$77,322
Brokerage	21,129	-	-	-	-	-	21,129
Asset management related fees	11	19,888	2,021	21,909	-	(3,429)	18,491
Principal transactions	-	-	3,354	3,354	-	-	3,354
Gain on sale, payoff, and mark-to-market of loans	-	-	892	892	-	-	892
Net dividend income	-	-	1,189	1,189	-	-	1,189
Net interest income	-	-	3,466	3,466	-	-	3,466
Gain on repurchase of asset-backed securities issued			210	210	-		210
Provision for loan losses	-	-	(2,543)	(2,543)	-	-	(2,543)
Adjusted net revenues	98,469	19,888	8,589	28,477	-	(3,436)	123,510

Non-interest expenses
Non-interest expenses	87,572	19,699	5,102	24,801	9,403	(3,429)	118,347

Operating pre-tax net income (loss)	10,897	189	3,487	3,676	(9,403)	(7)	5,163

Income tax expense (benefit)	4,142	72	(1,521)	(1,449)	(1,888)	-	805

Operating net income (loss)	$6,755	$117	$5,008	$5,125	$(7,515)	$(7)	$4,358

The following table reconciles consolidated net loss attributable to JMP Group LLC to total Operating Net Income for the years ended December 31, 2018 and 2017.

(In thousands)	Year Ended December 31,
	2018	2017
Consolidated Net loss attributable to JMP Group LLC	$(2,187)	$(15,883)
Income tax expense	1,167	1,744
Consolidated pre-tax net loss attributable to JMP Group LLC	$(1,020)	$(14,139)
Subtract
Share-based awards and deferred compensation	(167)	(1,077)
General loan loss provision – collateralized loan obligations	(2,878)	(1,377)
Early retirement of debt	(1,488)	(6,499)
Restructuring costs – CLO portfolios	(54)	(315)
Amortization of intangible asset – CLO III	(276)	(276)
Unrealized loss – real estate-related depreciation and amortization	(2,233)	(7,645)
Unrealized mark-to-market loss -strategic equity investments	(853)	(2,113)
Total Consolidation Adjustments and Reconciling Items	(7,949)	(19,302)
Total segments operating pre-tax net income	$6,929	$5,163

Addback of Segment Income tax expense	911	805
Operating Net Income	$6,018	$4,358

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $10.8 million, or 13.9%, from $77.3 million for the year ended December 31, 2017 to $88.1 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 70.0% for the year ended December 31, 2017 to 64.6% for the year ended December 31, 2018. On an operating basis, investment banking revenues were 62.6% for both of the years ended December 31, 2018 and 2017 as a percentage of adjusted net revenues.

(Dollars in thousands)	Year Ended December 31,				Change from 2017 to 2018
	2018		2017
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	90	$54,660	103	$53,355	(13)	$1,305	2.4%
Strategic advisory and private placements	22	33,447	18	23,967	4	9,480	39.6%
Total	112	$88,107	121	$77,322	(9)	$10,785	13.9%

The increase in revenues was primarily driven by a 23.1% increase in the average size of the fee paid per transaction, partially offset by a 7.4% decrease in the number of transactions completed.  In addition, of the total investment banking revenue earned during the year ended December 31, 2018, $6.5 million is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption. The number of transactions in which we acted as a bookrunning manager was eleven and twenty for the years ended December 31, 2018 and 2017, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $20.7 million and $21.1 million for the years ended December 31, 2018 and 2017, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 19.1% for the year ended December 31, 2017 to 15.2% for the year ended December 31, 2018. On an operating basis, brokerage revenues were 14.7% and 17.1% for the years ended December 31, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Year Ended December 31,
	2018	2017
Base management fees:
Fees reported as asset management fees	$12,749	$15,548
Less: Non-controlling interest in HCAP Advisors	(589)	(781)
Total base management fees	12,160	14,767

Incentive fees:
Fees reported as asset management fees	$6,399	$2,501
Less: Non-controlling interest in HCAP Advisors	(277)	(128)
Total incentive fees	6,122	2,373

Other fee income:
Fundraising fees and other	$1,017	$1,352
Less: Non-controlling interest in HCAP Advisors	(161)	-
Total other fee income	856	1,352

Asset management related fees:
Fees reported as asset management fees	$19,148	$18,049
Fees reported as other income	1,017	1,351
Less: Non-controlling interest in HCAP Advisors	(1,027)	(909)
Total segment asset management related fee revenues	$19,138	$18,491

Fees reported as asset management fees were $19.1 million and $18.0 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 16.4% for the year ended December 31, 2017 to 14.0% for the year ended December 31, 2018. Fees reported as other income were $1.0 million and $1.4 million for years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other income was 0.7% and 1.2% for both of the years ended December 31, 2018 and 2017, respectively.

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

Total segment asset management related fee revenue increased $0.6 million, from $18.5 million for the year ended December 31, 2017 to $19.1 million for the year ended December 31, 2018. Total base management fees were $12.2 million and $14.8 million for the years ended December 31, 2018 and 2017, respectively. Total incentive fees increased $3.7 million, from $2.4 million for the year ended December 31, 2017 to $6.1 million for the same period in 2018. On an operating basis, asset management related fee revenues were 13.6% and 15.0% for the years ended December 31, 2018 and 2017, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues changed $4.1 million, from a loss of $6.4 million for the year ended December 31, 2017 to a loss of $2.3 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 5.8% for the year ended December 31, 2017 and a negative 1.7% for the year ended December 31, 2018.

Total segment principal transaction revenues decreased $2.4 million, from a gain of $3.4 million for the year ended December 31, 2017 to a gain of $1.0 million for the same period in 2018. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2018 and 2017 were reported in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below.

(In thousands)	Year Ended December 31,
	2018	2017

Equity and other securities excluding non-controlling interest	$(933)	$1,190
Warrants and other investments	1,084	760
Investment partnerships	879	1,404
Total segment principal transaction revenues	1,030	3,354
Operating adjustment addbacks	(3,317)	(9,791)
Total principal transaction revenues	$(2,287)	$(6,437)

On a GAAP basis, the increase in principal transaction revenues is primarily attributed to the cessation of recording equity-method losses in an investment whose carrying value has been reduced to zero on the balance sheet, partially offset by decreases in net income earned on hedge fund investments. On an operating basis, as a percentage of total adjusted net revenues, principal transaction revenues decreased from 2.7% for the year ended December 31, 2017 to 0.7% for the year ended December 31, 2018.

Gain and Loss on Sale and Payoff of Loans

Gain on sale and payoff of loans decreased from a gain of $0.8 million for the year ended December 31, 2017 to a loss of $0.5 million for the year ended December 31, 2018. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On an operating basis, gain on sale and payoff of loans decreased from a gain of $0.9 million for the year ended December 31, 2017 to a loss of $0.7 million for the quarter ended December 31, 2018.

Net Dividend Income

Net dividend income was $1.3 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Year Ended December 31,
	2018	2017
CLO I loan contractual interest income	$-	$480
CLO I ABS issued contractual interest expense	-	(691)
Net CLO I contractual interest	-	(211)

CLO II loan contractual interest income	$-	$6,475
CLO II ABS issued contractual interest expense	-	(4,807)
Net CLO II contractual interest	-	1,668

CLO III loan contractual interest income	$21,472	$18,928
CLO III ABS issued contractual interest expense	(13,101)	(11,723)
Net CLO III contractual interest	8,371	7,205

CLO IV loan contractual interest income	$26,776	$13,920
CLO IV ABS issued contractual interest expense	(19,180)	(8,591)
Net CLO IV contractual interest	7,596	5,329

CLO V loan contractual interest income	$16,687	$612
CLO V warehouse/ABS issued contractual interest expense	(10,479)	(240)
Net CLO V contractual interest	6,208	372

CLO VI loan contractual interest income	$193	$-
CLO VI warehouse credit facility contractual interest expense	(73)	-
Net CLO VI contractual interest	120	-

Bond Payable interest expense	(7,358)	(7,916)

Less: Non-controlling interest in CLOs	(4,261)	(3,991)

Other interest income	2,005	1,010

Total segment net interest income	$12,681	$3,466

Non-controlling interest in CLOs	4,261	3,991

Total net interest income	$16,942	$7,457

Net interest income increased $9.4 million from $7.5 million for the year ended December 31, 2017 to $16.9 million for the year ended December 31, 2018. The increase was driven primarily by the increased net asset balance at CLO V, which was in the warehouse phase in 2017 and securitized in July 2018. As a percentage of total net revenues after provision for loan losses, net interest income was 12.4% for the year ended December 31, 2018 and 6.8% for the year ended December 31, 2017.

Total segment net interest income increased from $3.5 million for the year ended December 31, 2017 to $12.7 million for the year ended December 31, 2018. Net interest income is reported in our Investment Income segment and reflects our portion of the net CLO contractual interest. Total segment net interest income is reconciled to the GAAP measure, total net interest expense, in the table above. As a percentage of total adjusted net revenues, net interest income was 9.0% and 2.8% for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	21,472		348,710	5.79%	2.17%	3.62%
CLO III ABS contractual interest expense	(13,101)		(332,100)	3.60%	2.17%	1.43%
CLO IV loan contractual interest income	26,776		438,457	5.79%	2.17%	3.62%
CLO IV ABS contractual interest expense	(19,180)		(422,656)	4.23%	2.17%	2.06%
CLO V loan contractual interest income	16,687		272,134	5.78%	2.39%	3.39%
CLO V warehouse/ABS contractual interest expense	(10,479)		(377,822)	4.28%	2.39%	1.89%
CLO VI loan contractual interest income	193		2,705	6.01%	2.38%	3.63%
CLO VI warehouse contractual interest expense	(73)		(14,764)	3.63%	2.38%	1.25%
Net CLO contractual interest	$22,295	$	N/A	N/A	N/A	N/A

(In thousands)	Year Ended December 31, 2017
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO I loan contractual interest income	$480		$6,975	4.10%	0.39%	3.71%
CLO I ABS contractual interest expense	(691)		(85,500)	1.03%	0.39%	0.64%
CLO II loan contractual interest income	6,475		162,643	4.90%	0.00%	4.90%
CLO II ABS contractual interest expense	(4,807)		(256,749)	2.98%	1.07%	1.91%
CLO III loan contractual interest income	18,928		352,616	5.03%	1.19%	3.84%
CLO III ABS contractual interest expense	(11,723)		(332,100)	3.16%	1.19%	1.97%
CLO IV loan contractual interest income	13,920		254,783	5.02%	1.34%	3.68%
CLO IV ABS contractual interest expense	(8,591)		(424,407)	3.42%	1.34%	2.08%
CLO V loan contractual interest income	612		11,414	4.96%	1.32%	3.64%
CLO V warehouse contractual interest expense	(240)		(27,154)	2.69%	1.32%	1.38%
Net CLO contractual interest	$14,363	$	N/A	N/A	N/A	N/A

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt decreased from $6.4 million for the year ended December 31, 2017 to $2.8 million for the year ended December 31, 2018. The decrease in the loss was related to the Company's early redemption of the 2014 Senior Notes and the liquidation of CLO II during the year ended December 31, 2017, partially offset by the CLO III refinancing during the year ended December 31, 2018. As a percentage of adjusted net revenues after provision for loan losses, the loss on repurchase, reissuance, or early retirement of debt was 0.0% and 0.2% for the years ended December 31, 2018 and 2017, respectively.

Provision for Loan Losses

(in thousands)	Year ended December 31,
	2018	2017
CLO related provision	$(4,717)	$(2,906)
Non-CLO related provision	(407)	(1,457)
Provision for loan losses	(5,124)	(4,363)

Less: General reserves related to CLO II, CLO III, CLO IV, CLO V, CLO V warehouse, CLO VI warehouse, and non-controlling interest	3,486	1,820
Segment provision for loan losses	$(1,638)	$(2,543)

Provision for loan losses increased $0.8 million, from a provision of $4.4 million for the year ended December 31, 2017 to a provision of $5.1 million for the same period in 2018. As a percent of net revenues after provision for loan losses, the provision for loan losses was 3.8% and 4.0% for the years ended December 31, 2018 and 2017, respectively.

Total segment provision for loan losses decreased from $2.5 million for the year ended December 31, 2017 to $1.6 million for the year ended December 31, 2018. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2018 and 2017 was solely recognized in our Investment Income segment. As a percent of total adjusted net revenues, segment provision for loan losses was 1.2% and 2.1% for the years ended December 31, 2018 and 2017, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $6.8 million, or 7.5%, from $90.6 million for the year ended December 31, 2017 to $97.4 million for the year ended December 31, 2018.

Employee payroll, taxes and benefits, and consultant fees were $43.7 million and $45.1 million for the years ended December 31, 2018 and 2017, respectively. Performance-based bonus and commission increased $9.0 million from $43.1 million for the year ended December 31, 2017 to $52.1 million for the year ended December 31, 2018.

Equity-based compensation was $1.5 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

Compensation and benefits as a percentage of total net revenues after provision for loan losses decreased from 82.1% for the year ended December 31, 2017 to 71.4% for the year ended December 31, 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits increased $7.5 million from $88.5 million for the year ended December 31, 2017 to $96.0 million for the year ended December 31, 2018. As a percent of total adjusted net revenues, compensation and benefits were 68.2% and 71.7% for the years ended December 31, 2018 and 2017, respectively.

Administration

Administration expense was $8.9 million for the year ended December 31, 2018 and $7.5 million for the year ended December 31, 2017. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 6.8% for the year ended December 31, 2017 to 6.5% for the same period in 2018.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees was $3.2 million for the year ended December 31, 2017 and $3.1 million for the same period in 2018. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.9% for the year ended December 31, 2017 to 2.3% for the same period in 2018.

Travel and Business Development

Travel and business development expenses increased $0.8 million, from $4.0 million for the year ended December 31, 2017 to $4.8 million for the year ended December 31, 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.7% and 3.5% and for the years ended December 31, 2018 and 2017, respectively.

Managed deal expenses

Managed deal expenses were $4.8 million and zero for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses increased from zero percent for the year ended December 31, 2017 to 3.6% for the same period in 2018. The increase is related to a gross up of expenses as a result of the Company's adoption of ASC 606. See Note 3 to the Consolidated Financial Statements for additional details on the new revenue standard and accounts affected by adoption.

Communications and Technology

Communications and technology expenses were $4.1 million and $4.3 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense decreased to 3.0% for the year ended December 31, 2018 from 3.9% for the year ended December 31, 2017

Occupancy

Occupancy expenses were $4.8 and $4.4 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 3.5% for the year ended December 31, 2018 and were 4.0% for the year ended December 31, 2017.

Professional Fees

Professional fees were $5.4 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 4.0% for both the years ended December 31, 2018 and 2017.

Depreciation

Depreciation expenses were $1.1 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, depreciation was 1.1% for the year ended December 31, 2017 and 0.8% for the year ended December 31, 2018.

Other Expenses

Other expenses were $2.0 million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of total net revenues after provision for loan losses, other expenses was 2.2% for the year ended December 31, 2017 and 1.5% for the year ended December 31, 2018.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest was $1.0 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively. Non-controlling interest for the year ended December 31, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC. Non-controlling interest for the year ended December 31, 2017 includes the interest of third parties in CLO I, CLO II, CLO III, and HCAP Advisors.

Provision for Income Taxes

Income tax expense was $1.2 million for the year ended December 31, 2018, while an income tax expense of $1.7 million was recorded for the year ended December 31, 2017. For the purposes of calculating operating net income, a combined federal and state tax rate of 26% is assumed for our taxable direct subsidiaries, adjusted for a cap on allowable interest expense deduction due to recent tax reform, while a rate of 0% is applied to our direct subsidiary, which is a “pass-through entity” for tax purposes.

Segment income tax was an expense of $0.9 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively.

The decrease was mainly due to a lower projected effective tax rate for the current year than the prior year.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows, and capital resources and liquidity for the year ended December 31, 2018 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2018, we had net liquid assets of $46.0 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2019, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing ASB issued, loans held for investment, and ABS issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

Our maximum exposure to loss of capital on the CLOs is the $13.3 million investment related to CLO III, $36.8 million investment in CLO IV and $28.7 million in CLO V as of December 31, 2018, plus our portion of the earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their over-collateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or to repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes. The CLOs were in compliance with these requirements as of December 31, 2018 and 2017.

For financial reporting purposes, the loans and ABS of the CLOs are consolidated on our balance sheet. The loans are reported at their cost adjusted for credit reserves, purchase discounts, and allowance for loan losses. The ABS are recorded net of liquidity discounts and original issue discounts. At December 31, 2018, we had $1,161.5 million of loans collateralizing asset-backed securities, $26.0 million of loans held for investment, net, $58.4 million of restricted cash and $2.7 million of interest receivable funded by $1,122.2 million of asset-backed securities issued, net, $22.5 million of draws on warehouse credit facilities, and interest payable of $10.2 million. These assets and liabilities in the CLOs and CLO warehouse represented 87.9% of total assets and 87.7% of total liabilities, respectively, reported on our Consolidated Statement of Financial Condition at December 31, 2018.

The tables below summarize the loans held by the CLOs and warehouse grouped by range of outstanding balance, Moody’s Investors Services, Inc. ("Moody's") rating category and industry as of December 31, 2018.

(Dollars in thousands)	As of December 31, 2018
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal
$0 - $500	174	2/2020 - 7/2026	$71,896
$500 - $2,000	676	1/2019 - 11/2026	876,126
$2,000 - $5,000	102	9/2019 - 4/2026	256,783

Total	952		$1,204,805

(Dollars in thousands)	As of December 31, 2018
Industry	Number of Loans	Outstanding Balance	% of Outstanding
Aerospace & Defense	30	$47,298	3.9%
Automotive	39	45,999	3.8%
Banking, Finance, Insurance & Real Estate	77	86,141	7.1%
Beverage, Food & Tobacco	38	51,602	4.3%
Capital Equipment	36	38,926	3.2%
Chemicals, Plastics & Rubber	28	30,160	2.5%
Construction & Building	24	27,766	2.3%
Consumer Goods: Durable	21	29,352	2.4%
Consumer Goods: Non-durable	36	48,207	4.0%
Containers, Packaging & Glass	25	26,582	2.2%
Energy: Electricity	10	13,231	1.1%
Energy: Oil & Gas	16	18,160	1.5%
Environmental Industries	13	16,075	1.3%
Forest Products & Paper	4	3,701	0.3%
Healthcare & Pharmaceuticals	63	74,972	6.2%
High Tech Industries	75	90,708	7.5%
Hotel, Gaming & Leisure	55	63,978	5.3%
Media: Broadcasting & Subscription	21	32,944	2.7%
Media: Diversified & Production	16	20,147	1.7%
Media: Advertising, Printing, Publishing	15	17,547	1.5%
Metals & Mining	15	16,690	1.4%
Retail	49	77,601	6.4%
Services: Business	91	122,015	10.1%
Services: Consumer	55	78,044	6.5%
Telecommunications	31	41,690	3.5%
Transportation: Cargo	21	29,170	2.4%
Transportation: Consumer	30	31,296	2.6%
Utilities: Electric	1	458	0.0%
Wholesale	17	24,345	2.0%
	952	$1,204,805	100.0%

(Dollars in thousands)	As of December 31, 2018
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding
Baa3	6	$7,308	0.6%
Ba1	40	48,441	4.0%
Ba2	84	83,791	7.0%
Ba3	105	123,555	10.3%
B1	148	193,349	16.0%
B2	334	440,778	36.6%
B3	195	245,369	20.4%
Caa1	36	56,113	4.7%
Caa2	2	4,150	0.3%
Ca	2	1,951	0.2%

Total	952	$1,204,805	100.0%

Other Liquidity Considerations

As of December 31, 2018, our indebtedness consists of our Senior Notes, notes payable, and warehouse credit facility. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”) held at JMP Securities or JMP Holding LLC.

In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”), which were fully redeemed on December 28, 2017 and for which the Company recognized a $0.8 million loss on the early retirement of the 2014 Senior Notes. In November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company redeemed $10.0 million of the issued and outstanding 2013 Senior Notes on July 31, 2018. The Company recorded a loss of $0.2 million related to this partial retirement of the 2013 Senior Notes.

In connection with the Reorganization Transaction, pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among JMP Group Inc., as issuer, and JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors have jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014, a Third Supplemental Indenture, dated as of October 15, 2014, and a Fourth Supplemental Indenture, dated as of November 28, 2017.

The Company’s Credit Agreement (the “Credit Agreement”), dated as of August 3, 2006, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period through June 4, 2019. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company had no outstanding balance on this line of credit as of December 31, 2018 and 2017.

The Credit Agreement for the line of credit provides that the proceeds of the CNB loans are subject to the following restrictions: (i) up to $5.0 million of the revolving line of credit loans may not be used for any purpose other than to fund certain permitted investments and acquisitions and to fund JMP Holding’s working capital needs in the ordinary course of its business; and (ii) all other proceeds of the revolving line of credit may not be used for any purpose other than to make investments in HCS and by HCS to make investments in loans that are made to persons that are not affiliates of borrower.

The Credit Agreement includes a minimum fixed charge applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of December 31, 2018, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2018, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2019, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of December 31, 2018 and 2017.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both December 31, 2018 and 2017, the Company was in compliance with the loan covenants.

On July 31, 2017, the Company, through an affiliate, established a $200.0 million revolving credit facility with BNP Paribas for the CLO V warehouse to finance the acquisition of a portfolio of assets, including certain debt obligations. The Company, through an affiliate,  subsequently entered into amendments to the credit facility and as of June 21, 2018, the credit facility was increased to $340.0 million. On July 26, 2018, the credit facility was fully repaid using proceeds from the securitization of CLO V. The balance of the facility was zero as of December 31, 2018 and $61.3 million as of December 31, 2017.

On February 28, 2018, the Company, entered into a Repurchase Agreement with BNP Paribas to finance the acquisition of asset-backed securities issued by CLO III in connection with risk retention requirements. During the second quarter of 2018 the Company fully repaid the outstanding balance and sold the assets collateralizing the agreement. As of December 31, 2018, there was no balance outstanding in connection with the Repurchase Agreement.

On October 11, 2018, the Company established through its affiliate, JMP Credit Advisors Long-Term Warehouse Ltd., a Cayman Islands vehicle (the “Borrower”), and the Borrower’s subsidiary, JMP Credit Advisors CLO VI Warehouse Ltd., a Cayman Islands vehicle (the “CLO Subsidiary” and, together with the Borrower, the “Borrower Entities”), a $100.0 million revolving credit facility with BNP Paribas for the CLO VI warehouse to finance the acquisition of a portfolio of assets, including certain debt obligations. All borrowings under the credit facility will be subject to the satisfaction of certain customary covenants, the accuracy of certain representations and warranties, concentration limitations and other restrictions. The credit facility will be primarily secured by a portfolio of broadly syndicated corporate loans. The credit facility is structured to have a revolving period of up to three years ending October 11, 2021, and a twelve-month amortization period. The credit facility has a market standard advance rate, and any outstanding balances bear interest at standard market interest rates based on LIBOR. The balance of the credit facility was $22.5 million as of December 31, 2018.  JMPCA acts as collateral manager with duties including the selection of loans to be acquired by the Borrower Entities. JMP Capital LLC entered into a Preference Share Subscription Agreement with the Borrower to purchase mandatorily redeemable Preference Shares of the Borrower in an initial amount of $7,500,000 to support the initial borrowing under the Facility. JMP Capital LLC may purchase additional Preference Shares up to $33,333,333 in the aggregate to support additional borrowing under the Facility. The proceeds from the Preference Shares will be used to acquire portfolio assets, repay loans under the Facility, or as otherwise permitted under the transaction documentation. All or a portion of the Preference Shares will be redeemed upon the closing of a CLO transaction.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2018, we paid out $37.1 million of cash bonuses for 2018, excluding employer payroll tax expense.

During the three months ended December 31, 2018, the Company repurchased 194,959 of the Company’s shares at an average price of $4.79 per share for an aggregate purchase price of $0.9 million on the open market.

We had total restricted cash of $61.9 million comprised primarily of $58.4 million of restricted cash related to the CLOs as of December 31, 2018. This balance was comprised of $18.5 million in interest received from loans in the CLOs, and $39.9 million in principal cash. The interest and fees will be restricted until the next payment date to note holders of the CLOs. The principal restricted cash will be used to buy additional loans or pay down the senior debt in the CLOs.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.8 million and $37.3 million, which were $28.7 million and $35.9 million in excess of the required net capital of $1.1 million and $1.4 million, at December 31, 2018 and 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.57 to 1 and 0.58 to 1 at December 31, 2018 and 2017, respectively.

A condensed table of cash flows for the years ended December 31, 2018 and 2017 is presented below.

(Dollars in thousands)	Year Ended December 31,		Change from 2017 to 2018
	2018	2017	$	%
Cash flows provided by operating activities	$21,508	$3,082	$18,426	597.9%
Cash flows used in investing activities	(333,910)	(130,359)	(203,551)	-156.1%
Cash flows provided (used in) by financing activities	307,889	(48,550)	356,439	734.2%
Total cash flows	$(4,513)	$(175,827)	$171,314

Cash Flows for the year ended December 31, 2018

Cash decreased by $4.5 million during the year ended December 31, 2018, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $21.5 million of cash from the net loss of $1.2 million, adjusted for the cash provided by operating assets and liabilities of $11.4 million, and provided by non-cash revenue and expense items of $11.4 million. The cash provided by the change in operating assets and liabilities was primarily due to a decrease in other assets of $6.0 million, an increase of $4.7 million in interest payable, a $2.6 million decrease in receivables, and a $2.0 million decrease in marketable securities owned, partially offset by a $3.3 million decrease in marketable securities sold, but not yet purchased.

Our investing activities used $333.9 million of cash primarily due to a $434.8 million funding of loans collateralizing asset-backed securities issued and $339.9 million of funding for loans held for investment, partially offset by the $399.2 million of receipts from loans collateralizing asset-backed securities issued, $29.5 million of receipts from loans held for investments, and $15.2 million from the sale of other investments.

Our financing activities provided $307.9 million of cash primarily due to $669.1 million of proceeds from the issuance of asset-backed securities due to the refinancing of CLO III and the securitization of CLO V, $286.3 million in proceeds from draws on the CLO warehouse credit facilities, partially offset by $332.4 million of repayments on asset-backed securities issued, $325.0 million in repayments on the CLO warehouse credit facilities, $10.0 million of repayments on bonds payable and $7.9 million in distributions and distribution equivalents paid on common shares and restricted share units.

Cash Flows for the year ended December 31, 2017

Cash decreased by $175.8 million during the year ended December 31, 2017, as a result of cash used in investing and financing activities, partially offset by cash provided from operating activities.

Our operating activities provided $3.1 million of cash from the net loss of $13.4 million, adjusted for the cash used by operating assets and liabilities of $3.0 million, and provided by non-cash revenue and expense items of $19.5 million. The cash used by the change in operating assets and liabilities is primarily due to a $7.7 million decrease in other liabilities and a $4.0 increase in receivables, partially offset by a $6.8 million decrease in accrued compensation and a $3.2 million increase in market securities sold but not yet purchased.

Our investing activities used $130.4 million of cash primarily due $507.6 million of funding for loans collateralizing asset-backed securities issued and $82.0 million of funding of loans held for investment, partially offset by $389.6 million of receipts from loans collateralizing asset-backed securities, $33.0 million of proceeds from loans held for sale, $25.0 million of cash provided by changes in cash collateral posted for derivative transactions, and $14.6 million of proceeds from sale of other investments.

Our financing activities used $48.6 million of cash primarily due to $503.6 million of repayments of asset-backed securities issued relating to the liquidation of CLO I and CLO II and $47.9 million in repurchases of bonds payable related to redemptions of the 2014 Senior Notes, partially offset by $408.4 million of proceeds from issuance of asset-backed securities due to the securitization of CLO IV, $61.3 million of proceeds from draws on the CLO V warehouse facility, and $50.0 million in proceeds from the 2017 Senior Notes.

Contractual Obligations

As of December 31, 2018, our aggregate minimum future commitment on our leases was $35.1 million. See Note 13 to the notes to the consolidated financial statements for more information.

As of December 31, 2018, $86.0 million of bonds payable were outstanding, of which $36.0 million, which carries interest at a rate of 8.0% per annum, is due in 2023 and the remaining $50.00 million, which carries interest at a rate of 7.25% per annum, is due in 2027. The bonds require quarterly payments of interest. In addition, as of December 31, 2018, $22.5 million was outstanding on the CLO VI Warehouse Credit Facility which is due October 11, 2021 and bears interest at LIBOR plus 1.250%. The Company also had a $0.8 million note payable outstanding which is due in 2022 and bears interest at a rate of 12.5% per annum. See Note 7 to the notes to the consolidated financials for more information.

As of December 31, 2018, $1,121.3 million of asset-backed securities were outstanding of which $332.1 million are due in 2028,  $414.0 million are due in 2029 and $377.5 million are due in 2030. The asset-backed securities bear interest at rates ranging from LIBOR plus 0.85% to LIBOR plus 5.75%. All interest is deferred and payable only payable subject to cash available from the proceeds of the related CLO portfolio. See Note 8 to the consolidated financial statements for more information.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $1.4 million and $2.1 million as of December 31, 2018 and 2017, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of December 31, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 18 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of December 31, 2018. However, through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described under the caption Special Note About Forward-Looking Statements in our Annual Report cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be adversely affected.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter ("OTC") equity securities. Other investments include investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

The following tables summarize our marketable securities and other investments, as presented in our Consolidated Statements of Financial Condition, by valuation methodology as of December 31, 2018:

(in thousands)			Other Investments
	Marketable Securities Owned, at Market Value (1)	Marketable Securities Sold, But Not Yet Purchased, at Market Value (2)	Hedge Funds Managed by HCS	Fund of Funds Managed by HCS	Private Equity Funds Managed by HCS/JMPAM	Limited Partner in Private Equity Fund	Funds of Capital Debt Managed by the Company	Total Other Investments	Total Marketable Securities and Other Investments
Fair values based on:
Quoted market prices	$18,874	$4,626	$-	$-	$-	$-	$-	$-	$23,500
Observable market based inputs	-	-	490	-		-	-	490	490
Valuation determined by third party general partners	-	-	-	5	-	1,304	-	1,309	1,309
Comparable public company metrics discounted for private company market illiquidity	-	-	-	-	7,730	-	384	8,114	8,114
Totals	$18,874	$4,626	$490	$5	$7,730	$1,304	$384	$9,913	$33,413

Fair values based on:
Quoted market prices	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	70.3%
Observable market based inputs	0.0%	0.0%	4.9%	0.0%	0.0%	0.0%	0.0%	4.9%	1.5%
Valuation determined by third party general partners	0.0%	0.0%	0.0%	0.1%	0.0%	13.2%	0.0%	13.2%	3.9%
Comparable public company metrics discounted for private company market illiquidity	0.0%	0.0%	0.0%	0.0%	78.0%	0.0%	3.9%	81.9%	24.3%
Totals	100.0%	100.0%	4.9%	0.1%	78.0%	13.2%	3.9%	100.0%	100.0%

(1)	Marketable securities owned consist mainly of U.S. listed and OTC equity securities.
(2)	Marketable securities sold, but not yet purchased consist mainly of U.S. listed and OTC equity securities.

Asset Management Investment Partnerships

Investments in partnerships include our general partnership and limited partnership interests in investment partnerships, managed by our asset management subsidiaries. Such investments are accounted for under the equity method based on our proportionate share of the earnings (or losses) of the investment partnership or under the fair value option using the net asset value per share of those funds, as a practical expedient. Under the fair value option, these interests are carried at estimated fair value based on our capital accounts in the underlying partnerships. The assets of the investment partnerships consist primarily of investments in marketable and non-marketable securities, real estate and real estate-related enterprises and corporate loans. The underlying investments held by such partnerships are valued based on quoted market prices or estimated fair value if there is no public market for such assets. Such estimates of fair value of the partnerships’ non-marketable investments are ultimately determined by our asset management subsidiaries in their capacity as general partner. Due to the inherent uncertainty of valuation, fair values of these non-marketable investments may differ from the values that would have been used had a ready market existed for these investments, and the differences could be material. Adjustments to carrying value are made, as required by GAAP, if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if the general partner determines that the expected realizable value of the investment is less than the carrying value.

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

Asset-backed Securities Issued

ABS represent securities issued to third parties by the CLOs. The Company consolidated the CLOs for financial reporting purposes. At the issuance date of the instrument, the Company made a policy election not to update the estimated life of the asset on a prospective basis. This conclusion established at the issuance date, was therefore fixed for the instrument.

Legal and Other Contingent Liabilities

We are involved in various pending and potential claims, arbitrations, legal actions, investigations and proceedings related to our business from time to time. Some of these matters involve claims for substantial amounts, including claims for punitive and other special damages. The number of claims, legal actions, investigations and regulatory proceedings against financial institutions like us has been increasing in recent years. We have, after consultation with counsel and consideration of facts currently known by management, recorded estimated losses in accordance with authoritative guidance under GAAP on contingencies, to the extent that a claim may result in a probable loss and the amount of the loss can be reasonably estimated. The determination of these reserve amounts requires significant judgment on the part of management and our ultimate liabilities may be materially different. In making these determinations, management considers many factors, including, but not limited to, the loss and damages sought by the plaintiff or claimant, the basis and validity of the claim, the likelihood of successful defense against the claim and the potential for, and magnitude of, damages or settlements from such pending and potential claims, legal actions, arbitrations, investigations and proceedings, and fines and penalties or orders from regulatory agencies.

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

Not required as a Smaller Reporting Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

JMP Group LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of JMP Group LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 28, 2019

We have served as the Company's auditor since 2001.

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2018	2017
Assets
Cash and cash equivalents	$70,927	$85,594
Restricted cash	61,881	51,727
Investment banking fees receivable	6,647	9,567
Marketable securities owned, at fair value	18,874	20,825
Other investments (includes $9,913 and $18,450 measured at fair value at December 31, 2018 and 2017, respectively)	16,124	27,984
Loans held for investment, net of allowance for loan losses	29,608	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	765,583
Interest receivable	3,004	2,259
Fixed assets, net	2,351	2,322
Other assets	20,363	26,817
Total assets	$1,391,242	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$4,626	$7,919
Accrued compensation	41,609	43,131
Asset-backed securities issued (net of debt issuance costs of $8,979 and $7,852 at December 31, 2018 and 2017, respectively)	1,112,342	738,248
Interest payable	11,210	6,512
Note payable	829	-
CLO warehouse credit facilities	22,500	61,250
Bond payable (net of debt issuance costs of $2,428 and $2,810 at December 31, 2018 and 2017, respectively)	83,497	93,103
Other liabilities	17,423	16,284
Total liabilities	1,294,036	966,447

Commitments and Contingencies (Footnote 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both December 31, 2018 and 2017; 21,319,720 and 21,729,079 shares outstanding at December 31, 2018 and 2017, respectively	23	23
Additional paid-in capital	134,129	134,719
Treasury shares at cost, 1,460,332 and 1,050,973 shares at December 31, 2018 and 2017, respectively	(7,932)	(5,955)
Accumulated deficit	(42,513)	(32,452)
Total JMP Group LLC shareholders' equity	83,707	96,335
Nonredeemable Non-controlling Interest	13,499	13,844
Total equity	97,206	110,179
Total liabilities and equity	$1,391,242	$1,076,626

See accompanying notes to consolidated financial statements.

JMP Group LLC

 Consolidated Statements of Financial Condition - (Continued)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	As of December 31,
	2018	2017

Restricted cash	$50,456	$43,050
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	765,583
Interest receivable	2,711	1,918
Other investments	821	492
Other assets	67	76
Total assets of consolidated VIEs	$1,215,518	$811,119

Asset-backed securities issued, net of debt issuance costs (1)	1,122,187	738,248
Interest payable	10,132	5,346
Other liabilities	1,877	1,221
Total liabilities of consolidated VIEs	$1,134,196	$744,815

(1) Includes $9.8 million of debt held by the Company which is eliminated on the Consolidated Statements of Financial Condition.

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017

Revenues
Investment banking	$88,107	$77,322
Brokerage	20,710	21,129
Asset management fees	19,148	18,049
Principal transactions	(2,287)	(6,437)
Loss (gain) on sale, payoff and mark-to-market of loans	(532)	797
Net dividend income	1,281	1,188
Other income	1,017	1,351
Non-interest revenues	127,444	113,399

Interest income	66,494	41,159
Interest expense	(49,552)	(33,702)
Net interest income	16,942	7,457

Loss on repurchase, reissuance or early retirement of debt	(2,838)	(6,107)
Provision for loan losses	(5,124)	(4,363)
Total net revenues after provision for loan losses	136,424	110,386

Non-interest expenses
Compensation and benefits	97,359	90,601
Administration	8,904	7,464
Brokerage, clearing and exchange fees	3,097	3,209
Travel and business development	4,830	4,034
Managed deal expenses	4,849	-
Communications and technology	4,107	4,308
Occupancy	4,770	4,418
Professional fees	5,446	4,407
Depreciation	1,124	1,162
Other	1,994	2,410
Total non-interest expenses	136,480	122,013
Net loss before income tax expense	(56)	(11,627)
Income tax expense	1,167	1,744
Net loss	(1,223)	(13,371)
Less: Net income attributable to nonredeemable non-controlling interest	964	2,512
Net loss attributable to JMP Group LLC	$(2,187)	$(15,883)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.10)	$(0.74)
Diluted	$(0.10)	$(0.74)

Weighted average common shares outstanding:
Basic	21,490	21,579
Diluted	21,490	21,579

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2018	2017

Net loss	$(1,223)	$(13,371)
Comprehensive loss	(1,223)	(13,371)
Less: Comprehensive income attributable to non-controlling interest	964	2,512
Comprehensive loss attributable to JMP Group LLC	$(2,187)	$(15,883)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179
Net income (loss)	-	-	-	-	(2,187)	964	(1,223)
Additional paid-in capital - share-based compensation	-	-	-	43	-	-	43
Distributions and distribution equivalents declared on common shares and restricted share units (1)	-	-	-	-	(7,874)	-	(7,874)
Purchases of shares of common shares for treasury	-	-	(3,655)	-	-	-	(3,655)
Reissuance of shares of common shares from treasury	-	-	1,678	23	-	-	1,701
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(656)	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	(2,414)	(2,414)
Capital contributions from non-controlling interest holders	-	-	-	-	-	449	449
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$13,499	$97,206

	JMP Group LLC's Equity
				Additional		Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Interest	Total Equity
Balance, December 31, 2016	22,780	$23	$(7,792)	$135,945	$(8,799)	$15,917	$135,294
Net income (loss)	-	-	-	-	(15,883)	2,512	(13,371)
Additional paid-in capital - share-based compensation	-	-	-	(1,448)	-	-	(1,448)
Distributions and distribution equivalents declared on common shares and restricted share units (2)	-	-	-	-	(7,770)	-	(7,770)
Purchases of shares of common shares for treasury	-	-	(3,562)	-	-	-	(3,562)
Reissuance of shares of common shares from treasury	-	-	5,399	222	-	-	5,621
Distributions to non-controlling interest holders	-	-	-	-	-	(4,677)	(4,677)
Capital contributions from non-controlling interest holders	-	-	-	-	-	92	92
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$13,844	$110,179

(1)	$7.7 million of distributions were dividends paid to shareholders at $0.36 per share. $0.2 million of distributions were dividend equivalents paid on restricted share units.
(2)	$7.8 million of distributions were dividends paid to shareholders at $0.36 per share.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,223)	$(13,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	5,124	4,363
(Gain) loss on sale and payoff of loans and mark-to-market of loans	532	(797)
Loss on repurchase, reissuance or early retirement of debt	2,838	6,107
Change in other investments:
(Income) loss from investments in equity method investees	(259)	6,360
Unrealized gain on other equity investments	(672)	(1,893)
Realized loss on other investments	473	446
Depreciation and amortization	1,482	1,322
Share-based compensation expense	1,549	2,955
Change in fair value of total return swap	-	412
Distributions of investment income from equity method investments	1,139	155
Other, net	296	176
Net change in operating assets and liabilities:
Increase (decrease) in interest receivable	(745)	1,170
Decrease (increase) in receivables	2,624	(3,976)
Decrease (increase) in marketable securities	1,951	(2,103)
Decrease (increase) in deposits and other assets	6,138	(723)
Decrease (increase) in marketable securities sold, but not yet purchased	(3,293)	3,172
Increase in interest payable	4,698	195
Decrease (increase) in accrued compensation	(1,522)	6,973
Increase (decrease) in other liabilities	1,517	(7,706)
Net cash provided by operating activities	22,647	3,237

Cash flows from investing activities:
Purchases of fixed assets	(1,153)	(341)
Purchases of other investments	(1,921)	(6,362)
Sales or distributions from other investments	14,042	14,429
Funding of loans collateralizing asset-backed securities issued	(434,820)	(507,557)
Funding of loans held for investment	(339,874)	(81,972)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	399,161	389,575
Sale, payoff and principal receipts of loans held for sale	-	32,983
Sale, payoff and principal receipts on loans held for investment	29,516	2,701
Sale of participating interest in loans held for investment	-	1,030
Net changes in cash collateral posted for derivative transactions	-	25,000
Net cash used in investing activities	(335,049)	(130,514)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from financing activities:
Redemption/repurchase of bonds payable	(9,980)	(47,914)
Proceeds from bond issuance	-	50,000
Proceeds from issuance of repurchase agreement	3,878	-
Repayment of repurchase agreement	(3,878)	-
Proceeds from drawdowns on CLO warehouse facilities	286,250	61,250
Repayments on CLO V warehouse facility	(325,000)	-
Proceeds from sale of note payable to affiliate	829	-
Payment of debt issuance costs	(1,897)	(1,964)
Repayment of asset-backed securities issued	(332,379)	(503,617)
Proceeds of issuance from asset-backed securities issued	699,107	408,394
Reissuance of asset-back securities	4,453	-
Distributions and distribution equivalents paid on common shares and RSUs	(7,874)	(7,770)
Capital contributions of nonredeemable non-controlling interest holders	449	92
Proceeds from exercises of share options	-	1,218
Purchase of common shares for treasury	(3,250)	(2,084)
Distributions to non-controlling interest shareholders	(2,414)	(4,677)
Employee taxes paid on shares withheld for tax-withholding purposes	(405)	(1,478)
Net cash provided by (used in) financing activities	307,889	(48,550)
Net decrease in cash, cash equivalents, and restricted cash	(4,513)	(175,827)
Cash, cash equivalents and restricted cash, beginning of period	137,321	313,148
Cash, cash equivalents and restricted cash, end of period	$132,808	$137,321

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44,854	$33,508
Cash paid during the period for taxes	$2,399	$2,420

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$1,678	$5,399
Distributions declared but not yet paid	$640	$652
Acquisition of equity securities in restructuring of loans	$809	$1,023
Transfer of loans held for investment to loans collateralizing asset-backed securities issued upon securitization of CLO V	$362,213	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC (“JMPCA”). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages four collateralized loan obligations (“CLO”) vehicles. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

On February 20, 2018, the Company closed a refinancing of the asset-backed securities issued by JMP Credit Advisors CLO III(R) Ltd ("CLO III"), which lowered the weighted average cost of funds by 55 basis points and extended the reinvestment period for two years. In connection with the refinancing, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the year ended December 31, 2018.

On July 26, 2018, entities sponsored by JMP Group LLC closed a $407.8 million CLO. The senior notes offered in this transaction (the "Secured Notes") were issued by JMP Credit Advisors CLO V Ltd. ("CLO V"), a special purpose Cayman vehicle, and co-issued by JMP Credit Advisors CLO V LLC, a special purpose Delaware vehicle, and were backed by a diversified portfolio of broadly syndicated leveraged loans. The Secured Notes were issued in multiple tranches and are rated by Moody's Investors Service, Inc. ("Moody's"). The Company, through a wholly-owned subsidiary, retained 100% of the junior subordinated notes and 25% of the senior subordinated notes, which are not rated. JMPCA serves as collateral manager of CLO V under a collateral management agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

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

JMPCA managed JMP Credit Advisors CLO I Ltd. (“CLO I”), JMP Credit Advisors CLO II Ltd. (“CLO II”),  through the first and second quarter of 2017, respectively, and manages CLO III, JMP Credit Advisors CLO IV Ltd. ("CLO IV"), CLO V, and JMP Credit Advisors CLO VI Ltd. (“CLO VI”) (collectively the "CLOs"). The Company assesses whether the CLOs meet the definition of a VIE, and if so, whether the Company qualifies as the primary beneficiary. CLOs determined not to meet the definition of a VIE are considered voting interest entities for which the voting rights are evaluated to determine if consolidation is necessary. As of December 31, 2016, CLO I and CLO II were determined to be VIEs. The Company, which managed the CLOs and owned approximately 94% and 98%, of the subordinated notes in CLO I and CLO II, respectively, was deemed the primary beneficiary. As a result, the Company consolidated the assets and liabilities of the CLO entities, and the underlying loans owned by the CLO entities are shown on our Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the assetbacked securities (“ABS”) issued to third parties are shown under asset-backed securities issued. CLO I and CLO II were liquidated in the first and second quarter of 2017, respectively.

Upon the securitization of the CLO III loan portfolio on September 30, 2014, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of September 30, 2014, CLO III was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct activities of CLO III through its subsidiary manager, JMPCA, and the 13.5% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO III, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued. On September 27, 2016, the Company repurchased $12.8 million of the subordinated notes from a third party. The repurchase of CLO III non-controlling interests increased the Company’s ownership of the unsecured subordinated notes from 13.5% to 46.7%, but did not impact the consolidation treatment.

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

Upon the securitization of the CLO V loan portfolio on July 26, 2018, the Company performed a consolidation analysis to determine appropriate consolidation treatment. As of July 26, 2018 CLO V was determined to be a VIE. The Company was identified as the primary beneficiary based on the ability to direct the activities of CLO V through its subsidiary manager, JMPCA, and the 100% ownership of the subordinated notes. As a result, the Company consolidates the assets and liabilities of CLO V, and the underlying loans owned by the CLO are shown on the Consolidated Statements of Financial Condition under loans collateralizing asset-backed securities issued and the asset-backed securities issued to third parties are shown under asset-backed securities issued.

Upon the formation of the CLO VI warehouse, the Company performed a consolidation analysis and concluded the CLO VI warehouse was not a VIE; however as owner of 100% of the equity outstanding, CLO VI was determined to be a wholly owned subsidiary of the Company. As a result, the Company consolidated the assets and liabilities of CLO VI, and the credit facility owned by the CLO is shown on the Consolidated Statements of Financial Condition under CLO warehouse credit facilities and the loans held by the CLO are shown under loans held for investment.

HCS currently manages several asset management funds and JMPAM manages one private equity real estate fund, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether these partnerships meet the definition of VIEs in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights. The partnership agreements for these funds provide for the right of the limited partners to remove the general partners by a simple majority vote of the non-affiliated limited partners. Because of these substantive kick-out rights, the Company, as the general partner, does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting or under the fair value option using the net asset value per share of those funds, as a practical expedient.

JMPAM also manages a capital debt fund which is structured as a limited liability company. The Company performed a consolidation analysis of the capital debt fund and concluded that the capital debt fund  was a VIE; however the Company was not identified as the primary beneficiary as the Company does not have the obligation to absorb losses or the rights to receive benefits that could be significant amount to the capital debt fund. The Company accounts for its investment in this fund under the fair value option using the net asset value per share of those funds, as a practical expedient.

The Company performed the consolidation analysis for HCAP Advisors, and concluded it was a VIE, based on insufficient equity at risk. The Company was identified as the primary beneficiary through its role as the manager of HCAP Advisors and its ownership of all of the issued and outstanding Class A units. As a result, the Company consolidates the assets and liabilities of HCAP Advisors.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a more robust framework for addressing revenue issues, and clarifies the implementation guidance on principal versus agent considerations. The Company adopted this standard using a modified retrospective approach and the new revenue standard was applied prospectively in the Company's financial statements. The Company reported financial information for historical comparable periods that was not revised and will continue to report those historical periods under the accounting standards that were in effect then. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, it did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expenses. The new standard primarily impacts the presentation of our investment banking revenues, specifically underwriting revenues, strategic advisory revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions are presented gross in the Consolidated Statements of Operations. For investment banking and asset management revenues, the Company has separately described the accounting policies in effect during the years ended December 31, 2018 and 2017. For additional information, see Note 3.

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees.  The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2018, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

Underwriting revenues arise from securities offerings in which the Company acts as an underwriter and include management fees, selling concessions and underwriting fees, gross of the Company’s share of allocated syndicate expenses. Underwriting fees, management fees, and selling concessions, gross of the Company’s share of allocated syndicated expenses, are recorded on the trade date, which is typically the day of pricing an offering (or the following day). The Company has determined that its performance obligations are completed and the related income is reasonably determinable on the trade date. For these transactions, management estimates the Company’s share of the transaction-related expenses incurred by the syndicate, and recognizes revenues gross of such expense. Expenses associated with such transactions are generally expensed as incurred, rather than being deferred, as the Company is unable to determine that collection of any reimbursement is reasonably assured until the trade date.  On final settlement, typically 90 days from the trade date of the transaction, these amounts are adjusted to reflect the actual transaction-related expenses and the resulting underwriting fee. In connection with some underwritten transactions, the Company may hold in inventory, for a period of time, equity and other positions to facilitate the completion of the underwritten transactions. Realized and unrealized net gains and losses on these positions are recorded within investment banking revenues.

Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions, valuation analyses, due diligence, and pre-transaction structuring advice. Depending on the nature of the engagement letter and the agreed upon services, customers may simultaneously receive and consume the benefits of services or services may culminate in the delivery of the advisory services at a point in time. The Company evaluates each contract individually and the performance obligations identified to determine if revenue should be recognized ratably over the term of the agreement or at a specific point in time. Valuation reports, fairness opinions, and advisory fees from merger or acquisition engagements are typically recognized when the transaction is substantially completed. Should these engagements contain any earn outs or other variable fees in the contract, revenue is recognized once the variability associated with the performance obligations have been removed, which is typically when the client has reached a specific milestone post-transaction. Fees from due diligence and pre-transaction structuring advice are typically recognized ratably over the term of the agreement. Any retainer fees received in connection with these agreements are individually evaluated and any unearned fees are deferred for revenue recognition. The Company generally receives payments for strategic advisory services either upfront as a retainer fee, at the completion of the engagement, or in the case of any variable considerations, once the agreed-upon goals have been met by the client post-transaction. The Company evaluated these contracts individually and did not identify any significant financing components as the Company is not provided with any benefit of financing due to the short-term nature of the contracts.

Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity (“PIPE”), Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions are recorded in the Statement of Operations within various expense captions excluding compensation expense. Client reimbursements for costs associated for private placement fees are recorded gross within Investment banking and various expense captions, excluding compensation. The Company typically receives payments on private placements transactions shortly after completion of the contract.

Prior to adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, the Company recorded Investment Banking Revenues net of any client reimbursements and related expenses in accordance with the accounting standards that were in effect then. As the Company elected to apply the new standard using the modified retrospective approach, this comparable period was not modified and will continue to be reported under those historical standards.

Investment banking revenues – For the year ended December 31, 2017

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

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. Commissions resulting from equity securities transactions executed on behalf of customers are recorded on a trade date basis.  The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.  For the years ended December 31, 2018 and 2017, net trading losses were $0.6 million, and $0.8 million, which were included in brokerage revenue. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has satisfied the performance obligation by transferring control of the service to customer. In these transactions, the Company generally receives payment for these services on settlement date. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company. In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. For the second and third types of arrangements, revenue is recognized once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectability is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients. For the second and third types of arrangements, the Company typically receives payment shortly after the Company has met the revenue recognition criteria.

The Company generally does not incur any costs to obtain contracts with customers for brokerage revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2018, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

Asset Management Fees

Asset management fees for hedge funds, hedge funds of funds, private equity funds, and capital and private debt include base management fees and incentive fees earned from managing families of investment partnerships and a publicly-traded specialty finance company. The Company recognizes base management fees on a monthly basis over the period in which the investment management services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management (“AUM”) or aggregate capital commitments and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital after the commitment period. Base management fees for capital or private debt are calculated based on the average value of the gross assets at the end of the most recently completed calendar quarter. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For most funds, the high-water mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period, once the uncertainty regarding the variable consideration is removed. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds and annually for the hedge funds of funds managed by HCS. For these funds, the incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and capital or private debt are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that is not probable that a significant reversal of revenue would occur. Incentive fees recognized represent fees for which the contingency has been removed during the current or prior periods.

Asset management fees for the CLOs the Company manages include senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates the CLOs, the management fees earned at JMPCA from the CLOs are eliminated upon consolidation. The contractual senior and subordinated base management fees earned from CLO III were 0.35% and 0.33% of the average aggregate collateral balance for the years ended December 31, 2018 and 2017, respectively. The contractual senior and subordinated base management fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions before securitization. After securitization, the senior and subordinated base management fees earned from CLO V were 0.50% of the average collateral balance after securitization. The contractual senior and subordinated base management fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

Asset management fees for the CLOs the Company manages include senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period in which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As the Company consolidates the CLOs, the management fees earned at JMPCA from the CLOs are eliminated upon consolidation. For the year ended December 31, 2017, the contractual senior and subordinated base management fees earned from CLO I and CLO II were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO III were 0.35% and 0.33% of the average aggregate collateral balance for the year ended December 31, 2017. The contractual senior and subordinated base management fees earned from CLO IV, after securitization, were 0.50% of the average aggregate collateral balance for a specified period. The contractual senior and subordinated base management fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions before securitization.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account and in equity-linked warrants received from certain investment banking clients, limited partner investments in private funds managed by third parties, and the investment in HCC. Principal transaction revenues also include earnings (or losses) attributable to investment interests managed by our asset management subsidiaries, HCS and JMPAM, which are accounted for using the equity method of accounting.

The Company’s principal transaction revenues for these categories for the years ended December 31, 2018 and 2017 are as follows:

(In thousands)	Year Ended December 31,
	2018	2017

Equity and other securities excluding non-controlling interest	$(604)	$(431)
Warrants and other investments	(1,341)	(6,885)
Investment partnerships	(342)	879
Total principal transaction revenues	$(2,287)	$(6,437)

The Company has included revenues from certain other investments of $0.9 million and $1.2  million within other income for the years ended December 31, 2018 and 2017, respectively.

Gain and Loss on Sale, Payoff and Mark-to-market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for investment. Gains are recorded when the proceeds exceed the carrying value of the loan.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued, notes payable, CLO warehouse credit facilities, lines of credit, bonds payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable adjusted for amortization of any discounts. See Asset-Backed Securities Issued below for more information. Interest expense is recorded on the accrual basis in accordance with the terms of the respective asset-backed securities issued, bonds payable and note payable.

Revenue From Contracts With Customers

The following table presents the Company’s total revenues from contract with customers, disaggregated by major business activity, for the year ended December 31, 2018:

	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income

Equity and debt origination	$54,660	$-	$-	$-	$-	$-	$54,660
Strategic advisory and private placements	33,447	-	-	-	-	-	33,447
Total investment banking revenues	88,107	-	-	-	-	-	88,107
Commissions	15,578	-	-	-	-	-	15,578
Research payments	5,741	-	-	-	-	-	5,741
Net trading losses	(609)	-	-	-	-	-	(609)
Total brokerage revenues	20,710	-	-	-	-	-	20,710
Base management fees	-	17,534	-	17,534	-	(4,785)	12,749
Incentive management fees	-	1,327	5,318	6,645	-	(246)	6,399
Total asset management fees	-	18,861	5,318	24,179	-	(5,031)	19,148
Total revenues from contracts with customers	$108,817	$18,861	$5,318	$24,179	$-	$(5,031)	$127,965

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

Restricted Cash and Deposits

Restricted cash and deposits include principal and interest payments that are collateral for the asset-backed securities issued by CLOs. They also include cash collateral supporting standby letters of credit issued by JMPCA and cash on deposit for certain operating leases.

Restricted cash consisted of the following at December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017

Principal and interest payments held as collateral for asset-backed securities issued	$50,455	$43,050
Principal and interest payments held to secure borrowing under credit facilities	7,903	5,301
Cash collateral supporting standby letters of credit	2,302	1,905
Deposits for operating leases	1,221	1,471
Total restricted cash	$61,881	$51,727

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2018 and December 31, 2017, the receivable from clearing broker consisted of commissions related to securities transactions, and cash on deposit with JMP Securities’ clearing broker.

Investment Banking Fees Receivable

Investment banking fees receivable includes receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable was $380 thousand and $159 thousand as of December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4 for the disclosures related to the fair value of our marketable securities and other investments.

Most of the Company’s financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment, asset-backed securities issued, and notes payable are recorded at fair value or amounts that approximate fair value.

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

For disclosure purposes, the fair values for each of the loans held in the CLOs were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO III, CLO IV, CLO V, and CLO VI were three for each CLO as of December 31, 2018. The average number of third-party pricing quotes received for CLO III, CLO IV, and CLO V were four for each CLO as of December 31, 2017. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company and investments in private investment funds managed by third parties. Such investments held by non-broker-dealer entities are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee or under the fair value option using the net asset value per share of those funds, as a practical expedient. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investments in real estate funds, its investment in private debt, and its investment in Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”). The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value.

The gains/losses on the investments that result from the election of the fair value option are reported in Principal Transactions in the Consolidated Statements of Operations. In 2018 and 2017, the Company recorded an unrealized loss of $0.9 million and an unrealized loss of $2.1 million, respectively and net dividend income of $1.1 million for both years, on its investment in HCC. In 2018 and 2017, the Company recorded unrealized gains of $229 thousand and $86 thousand on the investments in real estate funds, respectively. In 2018 and 2017, the Company recorded unrealized losses of $0.5 million and $0.4 million on the investment in the private equity fund which invests in a diversified portfolio of technology companies. In 2018 and 2017, the Company recorded an unrealized gain of $1.2 million and an unrealized gain of $0.5 million, respectively, on its investments in HGC and HGC II.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. listed and over-the-counter ("OTC") equity securities, as well as quasi-government agency securities, all of which are carried at fair value.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. The Company’s portfolio segments are small business loans and loans collateralizing asset-backed securities issued. The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios as of December 31, 2018 and 2017. The classes within these portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

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

In determining the required allowance for loan losses inherent in the portfolio, the following factors are considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market. All loans in the CLOs are Cash Flow loans in 2018, and 2017. The Company classified loans as ABL and Enterprise Value when it was directly originating deals.

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

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO III, CLO IV, and CLO V.

Fixed Assets

Fixed assets represent furniture and fixtures, computer and office equipment, certain software costs, and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets, ranging from three to five years.

Leasehold improvements, including landlord funded assets, are capitalized and amortized over the shorter of the respective lease terms or the estimated useful lives of the improvements.

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

Share-based compensation includes restricted share units ("RSUs"), share appreciation rights, and share options granted under the Company’s 2007 Equity Incentive Plan.

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

The fair value of RSUs is determined based on the closing price of the underlying share on the grant date, discounted for future distributions not expected to be paid on unvested units during the vesting period. If applicable, a liquidity discount for post-vesting transfer restrictions is also applied.

Treasury Shares

The Company accounts for its treasury shares under the cost method, using an average cost assumption, and includes treasury shares as a component of shareholders’ equity.

3. Recent Accounting Pronouncements

 Accounting Standards to be Adopted in Future Periods

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company expects to recognize its lease agreements as a right-to-use asset with a corresponding right-to-use liability to reflect the present value of the future lease payments. On January 1, 2019, the Company capitalized $23.6 million right-of-use assets and $29.3 million right-of-use liabilities on the Consolidated Statements of Financial Condition related to it's leasing obligations.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in June 2016 to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of the adoption of this standard.

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

For the year ended December 31, 2018, the new revenue standard primarily impacted the presentation of our investment banking revenue and expenses. The table below presents the impact to revenues and expenses as a result of the change in presentation of investment banking expenses:

	Year Ended December 31, 2018
(in thousands)
	As Reported	ASC 606 Impact	Pre-Adoption (1)

Revenues
Investment banking	$88,107	$6,486	$81,621
Total non-interest revenues	127,444	6,486	120,958
Total net revenues after provision for loan losses	136,424	6,486	129,938

Expenses
Travel and business development	4,830	1,218	3,612
Managed deal expenses	4,849	4,849	-
Professional fees	5,446	419	5,027
Total non-comp expenses	39,121	6,486	32,635
Total non-interest expenses	136,480	6,486	129,994

(1)	Amounts reflect each impacted consolidated financial statement line item as they would have been reported under accounting principles generally accepted in the United States of America prior to the adoption of the new revenue standard.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) addresses the diversity that exists in the classification and presentation of changes in restricted cash and transfers between cash and restricted cash on the statement of cash flows. The amendment applies to all entities that report restricted cash or restricted cash equivalents and present a statement of cash flows. The provisions of this update require the explanation of the changes during the period. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Additionally, early adoption is permitted with a retrospective transition method and all adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-18 resulted in an increase of cash provided by operating activities of $2.6 million and a decrease in cash provided by investing activities of $178.5 million for the year ended December 31, 2017.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,927	$70,927	$-	$-	$70,927
Restricted cash and deposits	61,881	61,881	-	-	61,881
Marketable securities owned	18,874	18,874	-	-	18,874
Other investments	490	-	490	-	490
Other investments measured at net asset value (1)	9,423	-	-	-	-
Loans held for investment, net of allowance for loan losses	29,608	-	26,188	2,576	28,764
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	-	1,125,310	1,173	1,126,483
Total assets:	$1,352,666	$151,682	$1,151,988	$3,749	$1,307,419

Liabilities:
Marketable securities sold, but not yet purchased	$4,626	$4,626	$-	$-	$4,626
Notes payable	829	-	-	829	829
Asset-backed securities issued, net of debt issuance costs	1,112,342	-	1,091,677	-	1,091,677
Bond payable	83,497	-	78,642	-	78,642
CLO VI warehouse credit facility	22,500	-	22,500	-	22,500
Total liabilities:	$1,223,794	$4,626	$1,192,819	$829	$1,198,274

	December 31, 2017
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$85,594	$85,594	$-	$-	$85,594
Restricted cash and deposits	51,727	51,727	-	-	51,727
Marketable securities owned	20,825	20,825	-	-	20,825
Other investments	10,226	-	10,226	-	10,226
Other investments measured at net asset value (1)	8,224	-	-	-	-
Loans held for investment, net of allowance for loan losses	83,948	-	80,956	3,342	84,298
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	765,583	-	766,298	-	766,298
Total assets:	$1,026,127	$158,146	$857,480	$3,342	$1,018,968

Liabilities:
Marketable securities sold, but not yet purchased	$7,919	$7,919	$-	$-	$7,919
Asset-backed securities issued, net of debt issuance costs	738,248	-	748,015	-	748,015
Bond payable	93,103	-	97,014	-	97,014
CLO V warehouse credit facility	61,250	-	61,250	-	61,250
Total liabilities:	$900,520	$7,919	$906,279	$-	$914,198

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2018 and 2017:

(In thousands)		December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,874	$18,874	$-	$-	$18,874
Other investments:
Investments in hedge funds managed by the Company	490	-	490	-	490
Investments in other funds managed by the Company (1)	5,503	-	-	-	-
Total investment in funds managed by the Company (1)	5,993	-	490	-	490
Limited partnership in investments in private equity/ real estate funds (1)	3,920	-	-	-	-
Total other investments	9,913	-	490	-	490
Total assets:	$28,787	$18,874	$490	$-	$19,364

Marketable securities sold, but not yet purchased	4,626	4,626	-	-	4,626

Total liabilities:	$4,626	$4,626	$-	$-	$4,626

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

As of December 31, 2018 and 2017, both marketable securities owned and marketable securities sold, but not yet purchased, were primarily comprised of U.S. listed equity securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2018 and 2017.

The Company’s Level 2 assets held in other investments consist of investments in hedge funds managed by HCS. The carrying value of investments in hedge funds are calculated using the equity method and approximates fair value. Earnings or losses attributable to these investments are recorded in principal transactions. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

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

The Company determined the fair value of short-term debt, which includes notes payable and CLO credit facilities, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

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

As of both December 31, 2018 and 2017, $9.4 million and $8.2 million of assets were measured using the net asset value as a practical expedient, respectively. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$3,920	$3,761	$68	$1,235
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,503	$4,463	$1,945	$2,044

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $1.3 million and $2.0 million as of December 31, 2018 and 2017, respectively.

5. Loans

Loans Collateralizing Asset-Backed Securities issued

A summary of the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 is as follows:

(In thousands)	Year Ended December 31,
	2018		2017
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(389)	$(6,535)	$(937)	$(5,783)
Reversal (provision) for loan losses:
Specific reserve	(1,645)	-	(1,641)	26
General reserve	-	(1,470)	-	(958)
Charge off	1,198	-	950	180
Transfer to (from) loans held for investment	-	(1,746)	1,239	-
Balance at end of period	$(836)	$(9,751)	$(389)	$(6,535)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2018 and 2017, $1.8 million and $1.4 million of the recorded investment amount in loans collateralizing asset-backed securities issued were individually evaluated for impairment, respectively. The remaining $1,170.2 million and $771.1 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2018 and 2017:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$1,813	$1,951	$838	$1,817	$119
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,813	$1,951	$838	$1,817	$119

December 31, 2017
Impaired loans with an allowance recorded	$1,379	$1,448	$391	$1,411	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,379	$1,448	$391	$1,411	$32

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at December 31, 2018 or December 31, 2017. During the year ended December 31, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of December 31, 2018.

During the year ended December 31, 2017, the Company had two loans which were modified in troubled debt restructurings. The principal balances of the loans were reduced from $2.5 million to $0.5 million, the maturity dates of the loans were extended from 2021 to 2022, and the interest rates on the loans were increased by 1.30% and 3.00% percent. In addition the Company received $0.4 million of cash and $0.5 million worth of equity shares in connection with the restructuring. The Company has no commitments to lend additional funds for the loans that were restructured.

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018 and 2017:

(In thousands)	Cash Flow Loans
	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$7,300	$8,880
Ba1 - Ba3	247,686	134,061
B1 - B3	856,204	579,091
Caa1 - Caa3	59,046	50,475
Ca	1,813	-
Total:	$1,172,049	$772,507

Internal rating: (1)
2	$1,018,261	$692,198
3	132,169	70,217
4	19,806	8,713
5	1,813	1,379
Total:	$1,172,049	$772,507

Performance:
Performing	$1,170,236	$771,128
Non-Performing	1,813	1,379
Total:	$1,172,049	$772,507

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

Loans Held for Investment

  At December 31, 2018 and 2017, the number of loans held for investment outside of the CLO warehouse portfolios were five and ten, respectively. The Company reviews credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. In addition, as of December 31, 2018, the Company held $26.0 million of loans held for investment in the CLO VI warehouse portfolio. As of December 31, 2017, the Company held $76.8 million of loans held for investment in the CLO V warehouse portfolio. The credit quality of the CLO V and CLO VI warehouse loans are evaluated in the same manner as the credit quality of loans collateralizing asset-backed securities issued. See Note 5 for details.

There were no loans past due as of December 31, 2018 and 2017. A summary of activity in loan losses for the years ended December 31, 2018 and 2017 is as follows:
(in thousands)	Year Ended December 31,
	2018		2017
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$(2,279)	$(468)	$(823)	$-
Provision for loan losses
Specific	(422)	-	(1,593)	-
General	-	(1,459)	-	(468)
Charge off	2,483	-	1,376	-
Transfers to (from) loans collateralizing asset-backed securities	-	1,746	(1,239)	-
Balance, at end of the period	$(218)	$(181)	$(2,279)	$(468)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2018 and 2017, $0.5 million and $3.5 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

As of December 31, 2018 and 2017, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status as of December 31, 2018 and 2017:
(in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$462	$484	$219	$462	$34
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$462	$484	$219	$462	$34

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
Impaired loans with an allowance recorded	$3,534	$3,603	$2,279	$3,566	$32
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$3,534	$3,603	$2,279	$3,566	$32

 The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company's recorded investment in loans held for investment at December 31, 2018 and 2017:

(In thousands)	Cash Flow Loans
	December 31,
	2018	2017

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	7,459	12,174
B1 - B3	18,342	64,170
Caa1 - Caa3	419	5,310
Ca	463	-
Not Rated	3,326	4,595
Total:	$30,009	$86,249

Internal rating (1) :
2	$26,208	$77,525
3	909	384
4	-	2,613
5	462	1,379
Not rated	2,430	4,348
Total:	$30,009	$86,249

Performance:
Performing	$29,547	$83,161
Non-performing	462	3,088
Total:	$30,009	$86,249

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Fixed Assets

At December 31, 2018 and 2017, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2018	2017
Furniture and fixtures	$2,546	$2,599
Computer and office equipment	6,485	6,081
Leasehold improvements	7,617	7,195
Software	708	646
Less: accumulated depreciation	(15,005)	(14,199)
Total fixed assets, net	$2,351	$2,322

Depreciation expense was $1.1 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

7. Debt

Bond Payable

(In thousands)	December 31, 2018	December 31, 2017

8.00% Senior Notes due 2023	$36,000	$46,000
7.25% Senior Notes due 2027	50,000	50,000
Total outstanding principal	$86,000	$96,000
Less: Debt issuance costs	(2,428)	(2,810)
Less: Consolidation elimination	(75)	(87)
Total bond payable, net	$83,497	$93,103

The 8% Senior Notes due 2023 and the 7.25% Senior Notes due 2027 (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The 8% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 8% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $36 million 8% Senior Notes until the maturity of the Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both December 31, 2018 and 2017, the Company was in compliance with the debt covenants in the indentures. On July 31, 2018, the Company redeemed $10 million of the 8% Senior Notes. The Company recorded a loss of $0.2 million related to early redemption.

      The future scheduled principal payments of the debt obligations as of December 31, 2018 were as follows:

(In thousands)

2019	$-
2020	-
2021	-
2022	-
2023	36,000
Thereafter	50,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	December 31, 2018	December 31, 2017

$340 million, CLO V warehouse credit facility through July 31, 2018	$-	$61,250
$100 million, CLO VI warehouse credit facility through October 11, 2021	22,500	-
$25 million, JMP Holding credit agreement through June 4, 2019	-	-
$20 million, JMP Securities revolving line of credit through June 6, 2019	-	-
Note payable	829	-
Total credit facilities and note payable	$23,329	$61,250

The Company's Second Amended and Restated Credit Agreement (the "Credit Agreement") dated as of April 30, 2014, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to require the immediate repayment of any outstanding principal and interest. As of both December 31, 2018 and 2017, the Company was in compliance with the loan covenants. As of both December 31, 2018 and 2017, the outstanding balance on the Credit Agreement was zero. The $25 million line of credit has a LIBOR plus 225 bps interest rate, which will convert to a term loan after June 4, 2019, and will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The net loans collateralizing the CLO V warehouse facility was $76.8 million as of December 31, 2017. The CLO V warehouse facility had a market standard advance rate and the outstanding balances bore interest at LIBOR plus 1.375% until July 31, 2018, which marked the end of the revolving period on the facility. If not paid off prior to July 31, 2018, the facility had a 10 month amortization period after the revolving period in which the outstanding balances would bear interest rate at LIBOR plus 2.30%. The net loans collateralizing the CLO VI warehouse facility was $26.0 million as of December 31, 2018. The CLO VI warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.250% until October 11, 2021, which marks the end of the revolving period on the facility. The facility has a 12 month amortization period after the revolving period in which the outstanding balances bear standard market interest rate based on LIBOR.

On July 26, 2018 CLO V completed a $407.8 million securitization, comprised of $368.0 million aggregate principal amount of secured notes and $39.8 million of unsecured subordinated notes. Proceeds from the securitization were used, in part, to retire the warehouse facility. The secured notes offered in this transaction were issued in multiple tranches and are rated by Moody's and, in respect of certain tranches, Fitch. The secured notes will be repaid from the cash flows generated by the loan portfolio owned by CLO V. The CLO V warehouse was fully repaid as of July 26, 2018.

On February 28, 2018, the Company entered into a Repurchase Agreement with BNP Paribas ("Repurchase Agreement"). In connection with the Repurchase Agreement, BNP took custody of asset-back securities issued by CLO III that had a par-value of $4.5 million. The Repurchase Agreement specified that a significant decline in the fair market value of the asset-backed securities would result in a call of additional cash collateral. The Company settled the Repurchase Agreement and sold the CLO III asset-backed security in May 2018 and recognized a loss on redemption of the asset-backed security of $42 thousand.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. The loan bears interest at a rate of 12.5% per annum and matures November 20, 2022. As of December 31, 2018, the carrying value of the note payable was $0.8 million

8. Asset-backed Securities Issued

 The table below sets forth the outstanding debt obligations of CLO III, CLO IV, and CLO V as of December 31, 2018 and 2017:

(In thousands)	As of December 31, 2018			As of December 31, 2017
	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$769,750	0.85%-1.37%	10.04	$513,750	1.24%-1.37%	9.22
Class B Senior Secured Floating Rate Notes	143,700	1.30%-1.90%	10.04	95,700	1.80%-1.90%	9.26
Class C Senior Secured Deferrable Floating Rate Notes	71,500	1.80%-2.65%	9.99	49,500	2.60%-2.65%	9.18
Class D Senior Secured Deferrable Floating Rate Notes	68,350	2.60%-4.15%	10.01	46,350	3.90%-4.15%	9.14
Class E Senior Secured Deferrable Floating Rate Notes	60,800	5.70%-6.80%	10.03	40,800	6.80%-7.10%	9.21
Total secured notes sold to investors	$1,114,100			$746,100

Senior Subordinated Notes	7,221	6.90%	11.00	-
Less: Debt issuance costs	(8,979)			(7,852)
Total asset-backed securities issued	$1,112,342			$738,248

The secured notes and subordinated notes are limited recourse obligations payable solely from cash flows of the CLOs loan portfolios and related collection and payment accounts pledged as security. Payment on Class A notes rank senior in right of payment to the other secured notes and the subordinated notes. Payment on the Class B, Class C, Class D and Class E notes generally rank subordinate in right of payment to any other class of notes which has an earlier alphabetical designation. Payment of interest on the Class C, Class D, Class E, and senior subordinated notes is payable only to the extent proceeds are available under the applicable payment priority provisions. To the extent proceeds are not available, interest on the Class C, Class D, Class E, and senior subordinated notes will be deferred. The secured notes are secured by the CLOs loan portfolio and the funds on deposit in various related collection and payment accounts. The terms of the debt securitization subject the loans included in the CLOs loan portfolio to a number of collateral quality, portfolio profile, interest coverage and overcollateralization tests. The subordinated notes are subordinated in right of payment to all other classes of notes and are unsecured.

As of December 31, 2018, future scheduled payments with respect to the debt obligations of the CLOs as of December 31, 2018 were as follows:

(In thousands)

2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	1,121,321
Total	$1,121,321

The net loans collateralizing asset-backed securities for CLO III, CLO IV, and CLO V is $1,161.5 million and $765.6 million as of December 31, 2018 and 2017, respectively.

 9. Shareholders’ Equity

Common Share

  The Company's board of directors declared the following distributions in the year ended December 31, 2018:

	Distribution	Record	Total	Payable
Declaration Date	Per Share	Date	Amount	Date
January 18, 2018	$0.030	January 31, 2018	$652,310	February 15, 2018
January 18, 2018	$0.030	February 28, 2018	$649,622	March 15, 2018
January 18, 2018	$0.030	March 29, 2018	$646,434	April 13, 2018
April 19, 2018	$0.030	April 30, 2018	$646,939	May 15, 2018
April 19, 2018	$0.030	May 31, 2018	$645,717	June 15, 2018
April 19, 2018	$0.030	June 29, 2018	$644,802	July 13, 2018
July 18, 2018	$0.030	July 31, 2018	$643,653	August 15, 2018
July 18, 2018	$0.030	August 31, 2018	$642,886	September 14, 2018
July 18, 2018	$0.030	September 28, 2018	$640,859	October 15, 2018
October 18, 2018	$0.030	October 31, 2018	$639,611	November 15, 2018
October 18, 2018	$0.030	November 30, 2018	$637,673	December 14, 2018
October 18, 2018	$0.030	December 31, 2018	$639,964	January 15, 2019

Share Repurchase Program

On February 13, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2017. On December 11, 2017, the board of directors authorized the repurchase of 1,000,000 common shares through December 31, 2018. On December 3, 2018, our board of directors approved the extension of the term of the Company's share repurchase program through April 30, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 629,759 shares and 658,547 shares of the Company’s shares, respectively, of the Company's common shares at an average price of $5.14 per share and $5.41 per share, respectively, for an aggregate purchase price of $3.2 million and $3.6 million on the open market, respectively.

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

Share Options

The following table summarizes the share option activity for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	2,515,000	$6.55	2,710,000	$6.55
Exercised	-	-	(195,000)	6.24
Cancelled	(1,215,000)	6.23	-	-
Balance, end of period	1,300,000	$6.85	2,515,000	$6.55

Options exercisable at end of period	1,300,000	$6.85	2,515,000	$6.55

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2018 and 2017:

December 31, 2018
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.79 - $7.33	1,300,000	1.00	$6.85	$-	1,300,000	1.00	$6.85	$-

December 31, 2017
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.05 - $7.33	2,515,000	1.52	$6.55	$-	2,515,000	1.52	$6.55	$-

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company did not recognize any compensation expense related to share options for the year ended December 31, 2018. The Company recognized compensation expense related to share options of $54 thousand for the year ended December 31, 2017.

As of December 31, 2018 and 2017, there was no unrecognized compensation expense related to share options.

There were no share options exercised during the year ended December 31, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options. The Company recognized current income tax benefits of $20 thousand from the exercise of share options during the year ended December 31, 2017.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 6, 2018, the Company granted approximately 260,000 RSUs to certain employees of the Company as part of the 2017 deferred compensation program. 50% of these units vested on December 1, 2018 and the remaining 50% will vest on December 1, 2019, subject to the grantees’ continued employment through such dates. On March 15, 2018, the Company granted approximately 67,000 RSUs to its independent directors. 25% of these units vested on April 1, 2018, July 1, 2018, October 1, 2018, respectively, and the remaining 25% will vest on January 1, 2019. The Company also granted RSUs for new hires throughout the year.

On February 7, 2017, the Company granted approximately 117,000 RSUs to certain employees of the Company as part of the 2016 deferred compensation program. 50% of these units vested on December 1, 2017 and the remaining 50% vested on December 1, 2018. In addition, the Company granted approximately 153,000 RSUs to certain employees for long-term incentive purposes. 50% of these units vested on December 1, 2017, and the remaining 50% vested on December 1, 2018. The vested shares will be restricted from sale or transfer until December 1, 2019. On March 16, 2017, approximately 58,000 RSUs were granted to Company’s independent directors, all of which vested in 2017 and on January 1, 2018.

The following table summarizes RSU activity for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Restricted	Weighted Average	Restricted	Weighted Average
	Share Units	Grant Date Fair Value	Share Units	Grant Date Fair Value

Balance, beginning of year	277,193	$5.60	646,558	$5.14
Granted	454,974	5.01	389,915	5.89
Vested	(302,691)	5.62	(728,209)	5.40
Forfeited	(131,837)	5.33	(31,071)	4.25
Balance, end of period	297,639	$4.79	277,193	$5.60

The aggregate fair value of RSUs vested during the years ended December 31, 2018 and 2017 were $1.7 million and $3.9 million, respectively. The income tax benefits realized from the vested RSUs were $0.3 million and $1.6 million for the years ended December 31 2018 and 2017, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2018 and 2017, the Company recorded compensation expenses related to RSU's of $1.7 million and $2.9 million, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized income tax benefits of $0.3 million and $0.8 million, respectively, related to the compensation expense recognized for RSUs. As of both December 31, 2018 and 2017, there was $0.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.03 years and 1.13 years, respectively.

The Company pays cash distribution equivalents on certain unvested RSUs. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.73%, distribution yield of 13.67%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was estimated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Share Appreciation	Weighted Average	Share Appreciation	Weighted Average
	Rights	Exercise Price	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33	2,655,000	$7.33
Forfeited	-	-	(170,000)	7.33
Balance, end of period	2,485,000	$7.33	2,485,000	$7.33

        The following table summarizes the SARs outstanding as well as SARs vested and exercisable as of  December 31, 2018 and 2017:

December 31, 2018
Options Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	1.00	$7.33	$-

December 31, 2017
Options Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	2.00	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period. All of the outstanding SARs as of December 31, 2018 are fully vested. For the years ended December 31, 2018 and 2017, the Company recorded compensation benefit of $0.2 million and compensation benefit of $0.5 million, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized income tax benefit of $0.1 million and $0.2 million, respectively, related to the compensation expense recognized for SARs. As of December 31, 2018 and 2017, there was no unrecognized compensation expense related to SARs. As a result, the Company did not recognize any current income tax benefits from the exercise of SARs.

11. Net Income per Common Share

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

The computations of basic and diluted net loss per share for the years ended December 31, 2018 and 2017 are shown in the tables below:

(In thousands, except per share data)	Year Ended December 31,
	2018	2017

Numerator:
Net loss attributable to JMP Group LLC	$(2,187)	$(15,883)

Denominator:
Basic weighted average shares outstanding	21,490	21,579

Effect of potential dilutive securities:
Restricted share units	-	-

Diluted weighted average shares outstanding	21,490	21,579

Net loss per share
Basic	$(0.10)	$(0.74)
Diluted	$(0.10)	$(0.74)

Share options to purchase 2,515,000 and 2,561,820 of common shares for the years ended December 31, 2018 and 2017, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 179,357 and 54,145 common shares for the years ended December 31, 2018 and 2017, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

Due to the net loss for the years ended December 31, 2018 and 2017, all of the share options and RSUs outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.6 million for both years ended December 31, 2018 and 2017, respectively.

13. Income Taxes

As of December 31, 2018, JMP Group LLC qualifies as a publicly traded partnership. The entity is taxed as a partnership for United States federal income tax purposes. The Company owns intermediate holding subsidiaries, a few of which are taxable corporate subsidiaries. The taxable income earned by these subsidiaries is subject to U.S. Federal and state income taxation. Taxable income earned by JMP Investment Holdings LLC, a wholly-owned subsidiary, is not subject to U.S. federal and state corporate income tax. This taxable income is allocated to JMP Group LLCs partners.

  The components of the Company’s income tax expense (benefit) for the years ended December 31, 2018 and 2017 are as follows:

(In thousands)	Year Ended December 31,
	2018	2017
Federal	$1,044	$1,303
State	246	158
Total current income tax expense	1,290	1,461

Federal	(233)	539
State	110	(256)
Total deferred income tax expense (benefit)	(123)	283
Total income tax expense	$1,167	$1,744

  As of December 31, 2018 and 2017, the components of deferred tax assets and liabilities have been recorded in other assets and other liabilities in the Statements of Financial Condition and are as follows:

(In thousands)	As of December 31,
	2018	2017
Deferred tax assets:
Equity based compensation	$846	$1,516
Interest expense limitation	1,169	-
Reserves and allowances	1,556	994
California Enterprise Zone credit	304	-
Federal and other state net operating loss	161	202
Accrued compensation and related expenses	-	1,592
Deferred compensation	847	740
Other	1,012	910
Total deferred tax assets	5,895	5,954
Deferred tax liabilities:
Investment in partnerships	(1,376)	(1,186)
Repurchase of the Company's debt at market discount	-	(198)
Net unrealized gains on investments	(629)	(804)
Total deferred tax liabilities	(2,005)	(2,188)

Net deferred tax asset before valuation allowance	3,890	3,766

Valuation allowance	-	-

Net deferred tax assets	$3,890	$3,766

  As of December 31, 2018, the Company has a federal net operating loss carry forward totaling approximately $0.5 million which has an indefinite carry forward period. The Company also has tax credits generated under the California Enterprise Zone Program totaling $0.3 million which expire between 2023 and 2026. A deferred tax asset related to the interest expense limitation introduced by the Tax Cuts and Jobs Act is recorded at $1.2 million and has an indefinite carry forward period.  Management believes that the federal and state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences over the next few years.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which included a broad range of tax reform proposals. The Securities and Exchange Commission Staff Accounting Bulletin 118 ("SAB 118") expresses views of the staff regarding application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes. The Company has finalized their provisional estimates under SAB 118 in accounting for certain effects of tax reform.

  A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Tax at federal statutory tax rate	21.00%	34.00%
State income tax, net of federal tax benefit	-684.88%	1.11%
Non-CLO non-controlling interest	-97.55%	-35.34%
Adjustment for permanent items (Other)	-147.19%	-0.99%
PTP investment income	338.13%	0.00%
Adjustment for prior year taxes	-487.11%	0.00%
Change in corporate tax rate	0.00%	-13.80%
Equity compensation shortfall	-904.88%	0.00%
Effective tax rate	-1962.48%	-15.00%

 The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2018 is primarily attributable to the equity compensation shortfall expense on expired options. The Company's effective tax rate is directly impacted by the proportion of income not subject to tax. JMP Group Inc., a wholly-owned subsidiary, is subject to U.S. federal and state income taxes. The remainder of the Company's income is generally not subject to corporate level taxation. Since the consolidated pre-tax book loss was of a low denomination, many of the reconciling items significantly impacted the effective tax rate calculation.

         The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The Company filed income tax returns with the federal government and various state and local income tax examinations for years prior to 2018. There is no material state tax exposure as of December 31, 2018.

14. Commitments and Contingencies

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $4.8 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively.

The California, Illinois, Minnesota, and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future commitments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2019	$5,045
2020	5,753
2021	5,828
2022	5,788
2023	5,786
Thereafter	6,914
Total lease commitments	$35,114

     In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At both December 31, 2018 and 2017, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both December 31, 2018 and 2017. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $28.7 million and $49.1 million as of December 31, 2018 and 2017, respectively. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $27.0 million and $49.2 million as of December 31, 2018 and 2017, respectively.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $29.8 million and $37.3 million, which were $28.7 million and $35.9 million in excess of the required net capital of $1.1 million and $1.4 million at December 31, 2018 and 2017, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.57 to 1 and 0.58 to 1 at December 31, 2018 and 2017, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of December 31, 2018 and 2017, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $18.6 million and $25.6 million, respectively, which consisted of investments in hedge and other private funds of $8.6 million and $16.2 million, respectively, and an investment in HCC common stock of $10.0 million and $9.4 million, respectively. Base management fees earned from these affiliated entities were $12.7 million and $15.5 million for the years ended December 31, 2018 and 2017. Also, the Company earned incentive fees of $6.4 million and $2.5 million, from these affiliated entities for the years ended December 31, 2018 and 2017, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of December 31, 2018 and December 31, 2017, the Company’s portion of the outstanding loan balance to this entity was both $2.4 million. The Company determined the fair value of the loan held for investment to be $2.3 million and $2.9 million as of December 31, 2018 and December 31, 2017, respectively, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of December 31, 2018, the carrying value of the note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million and as capital attributable to non-controlling interest upon execution as of December 31, 2018. The Company has allocated income on the investment based on the affiliate's pro-rata share of ownership of the investment series of $57 thousand for the year ended December 31, 2018.

17. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2018 and 2017 have subsequently settled with no resulting material liability to the Company. For the years ended December 31, 2018 and 2017, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2018 or 2017.

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

18. Litigation

The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters the Company has been and currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Management, after consultation with legal counsel, believes that the currently known actions or threats will not result in any material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of $1.4 million and $0.2 million as of December 31, 2018 and 2017, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 14 for description of the Company's unfunded commitments to lend as of December 31, 2018 and 2017.

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

 During the year ended 2018, the Company changed its internal reporting which resulted in changes to the Company's segment information. The Company has restated the prior period presented herein to conform to the new presentation.

Management uses operating net income as a key metric when evaluating the performance of JMP Group’s core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss provisions related to the CLOs, (vii) reverses one-time transaction costs related to the refinancing of the debt; (viii) one time expense associated with redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of amortization of remaining capitalized issuance costs for each; and (ix) presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the years ended December 31, 2018 and 2017 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2018		2017
Broker-Dealer
Non-interest revenues	$108,841		$98,469
Total net revenues after provision for loan losses	$108,841		$98,469
Non-interest expenses	97,910		87,572
Segment operating pre-tax net income	$10,931		$10,897
Segment assets	$67,594		$82,790
Asset Management Fee Income
Non-interest revenues	$18,471		$19,888
Total net revenues after provision for loan losses	$18,471		$19,888
Non-interest expenses	19,422		19,699
Segment operating pre-tax net (loss) income	$(951)		$189
Segment assets	$23,897		$29,729
Investment Income
Non-interest revenues	$7,021		$7,456
Net interest income	12,681		3,466
Gain (loss) on repurchase, reissuance or early retirement of debt	(42)		210
Provision for loan losses	(1,638)		(2,543)
Total net revenues after provision for loan losses	$18,022		$8,589
Non-interest expenses	11,006		5,102
Segment operating pre-tax net income	$7,016		$3,487
Segment assets	$1,294,864		967,751
Corporate Costs
Non-interest expenses	$10,069		$9,403
Segment operating pre-tax net loss	$(10,069)		$(9,403)
Segment assets	$250,402		$301,029
Eliminations
Non-interest revenues	$(4,674)		$(3,436)
Total net revenues after provision for loan losses	$(4,674)		$(3,436)
Non-interest expenses	(4,676)		(3,429)
Segment operating pre-tax net income (loss)	$2		$(7)
Segment assets	$(245,515)		$(304,673)
Consolidating adjustments and reconciling items
Non-interest revenues	$(2,215)	(a)	$(8,978)	(a)
Net interest income	4,261	(b)	3,991	(b)
Loss on repurchase or early retirement of debt	(2,796)		(6,317)
Provision for loan losses	(3,486)		(1,820)
Total net revenues after provision for loan losses	$(4,236)		$(13,124)
Non-interest expenses	2,749	(c)	3,666	(c)
Non-controlling interest expense	964		2,512
Segment operating pre-tax net loss	$(7,949)		$(19,302)
Segment assets	-		-
Total Segments
Non-interest revenues	$127,444		$113,399
Net interest income	16,942		7,457
Loss on repurchase, reissuance or early retirement of debt	(2,838)		(6,107)
Provision for loan losses	(5,124)		(4,363)
Total net revenues after provision for loan losses	$136,424		$110,386
Non-interest expenses	136,480		122,013
Non-controlling interest expense	964		2,512
Loss before income taxes	$(1,020)		$(14,139)
Total assets	$1,391,242		$1,076,626

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Year Ended December 31,
	2018	2017
Operating net income	$6,018	$4,358
Addback of segment income tax expense	911	805
Total segments adjusted operating pre-tax net income	$6,929	$5,163
Subtract
Share-based awards and deferred compensation	167	1,077
General loan loss provision – CLOs, CLO warehouse	2,878	1,377
Early debt retirement/reissuance	1,488	6,499
Restructuring costs – CLOs	54	315
Amortization of intangible asset – CLO III	276	276
Unrealized loss – real estate-related depreciation and amortization	2,233	7,645
Unrealized mark-to-market loss – strategic equity investments	853	2,113
Total consolidation adjustments and reconciling items	7,949	19,302
Consolidated pre-tax net loss attributable to JMP Group LLC	$(1,020)	$(14,139)

Income tax expense	1,167	1,744
Consolidated net loss attributable to JMP Group LLC	$(2,187)	$(15,883)

21. Summarized financial information for equity method investments

The Company had a significant investment in real estate entities as of December 31, 2018 and 2017. Summarized combined consolidated financial information as of and for the years ended December 31, 2018 and 2017, is presented as follows:

	As of December 31,
(In thousands)	2018	2017
Real estate properties, net	$1,017,203	$1,039,116
Total assets	1,176,148	1,213,077

Mortgage and other loan payables, net	1,275,985	1,033,122
Redeemable preferred equity, net	-	109,269
Total liabilities	1,312,062	1,199,878

Total (deficit) equity	(135,914)	13,199
Total liabilities and (deficit) equity	$1,176,148	$1,213,077

Total revenues	$189,742	$188,092
Net loss	$(109,217)	$(71,730)

22. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from these VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	December 31, 2018	December 31, 2017
Investments	$6,016	$8,226
Receivables	35	262
Total	$6,051	$8,488

23. Consolidating Financial Statements

         JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s Senior Notes (Note 7). In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings became guarantors of JMP Group Inc. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

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

	As of December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$4,863	$8,755	$57,309	$-	$70,927
Restricted cash and deposits	-	1,221	60,660	-	61,881
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,647	-	6,647
Marketable securities owned, at fair value	10,027	-	8,921	(74)	18,874
Other investments	10,922	1,785	13,262	(9,845)	16,124
Loans held for investment, net of allowance for loan losses	1,139	-	28,469	-	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,161,463	-	1,161,463
Interest receivable	137	1	3,345	(479)	3,004
Fixed assets, net	-	-	2,351	-	2,351
Other assets	(18,812)	121,932	63,386	(146,143)	20,363
Investment in subsidiaries	317,113	77,427	-	(394,540)	-
Total assets	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$4,626	$-	$4,626
Accrued compensation	-	150	41,459	-	41,609
Asset-backed securities issued, net of debt issuance costs	-	-	1,122,187	(9,845)	1,112,342
Interest payable	-	1,071	10,614	(475)	11,210
Notes payable	127,603	-	17,763	(144,537)	829
CLO warehouse credit facilities	-	-	22,500	-	22,500
Bond payable, net of debt issuance costs	-	83,572	-	(75)	83,497
Other liabilities	2,700	7,603	8,620	(1,500)	17,423
Total liabilities	$130,303	$92,396	$1,227,769	$(156,432)	$1,294,036

Total shareholders' (deficit) equity	181,497	118,725	178,346	(394,861)	83,707
Nonredeemable Non-controlling Interest	$13,589	$-	$(302)	$212	$13,499
Total equity	$195,086	$118,725	$178,044	$(394,649)	$97,206
Total liabilities and equity	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

	As of December 31, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$13,632	$4,819	$67,143	$-	$85,594
Restricted cash and deposits	-	1,471	50,256	-	51,727
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	9,567	-	9,567
Marketable securities owned, at fair value	9,464	-	11,456	(95)	20,825
Other investments	11,543	3,101	13,340	-	27,984
Loans held for investment, net of allowance for loan losses	4,233	-	79,715	-	83,948
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	765,583	-	765,583
Interest receivable	165	4	2,090	-	2,259
Fixed assets, net	-	-	2,322	-	2,322
Other assets	(13,390)	132,931	64,490	(157,214)	26,817
Investment in subsidiaries	354,219	70,775	-	(424,994)	-
Total assets	$379,866	$213,101	$1,065,962	$(582,303)	$1,076,626

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$7,919	$-	$7,919
Accrued compensation	-	150	42,981	-	43,131
Asset-backed securities issued, net of debt issuance costs	-	-	738,248	-	738,248
Interest payable	-	1,109	5,403	-	6,512
Notes payable	137,603	-	17,762	(155,365)	-
CLO warehouse credit facilities	-	-	61,250	-	61,250
Bond payable, net of debt issuance costs	-	93,198	-	(95)	93,103
Other liabilities	1,193	5,710	11,123	(1,742)	16,284
Total liabilities	$138,796	$100,167	$884,686	$(157,202)	$966,447

Total shareholders' (deficit) equity	226,401	112,934	182,313	(425,313)	96,335
Nonredeemable Non-controlling Interest	$14,669	$-	$(1,037)	$212	$13,844
Total equity	$241,070	$112,934	$181,276	$(425,101)	$110,179
Total liabilities and equity	$379,866	$213,101	$1,065,962	$(582,303)	$1,076,626

	For the Year Ended December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$88,107	$-	$88,107
Brokerage	-	-	20,710	-	20,710
Asset management fees	-	-	19,449	(301)	19,148
Principal transactions	(2,707)	(558)	978	-	(2,287)
Gain (loss) on sale, payoff and mark-to-market of loans	(771)	-	239	-	(532)
Net dividend income	1,123	39	119	-	1,281
Other income	-	-	1,017	-	1,017
Equity earnings of subsidiaries	19,309	5,528	-	(24,837)	-
Non-interest revenues	16,954	5,009	130,619	(25,138)	127,444

Interest income	2,746	4,426	68,470	(9,148)	66,494
Interest expense	(4,438)	(8,805)	(45,452)	9,143	(49,552)
Net interest income	(1,692)	(4,379)	23,018	(5)	16,942

Loss on repurchase, reissuance or early retirement of debt	(42)	(170)	(2,626)	-	(2,838)
Provision for loan losses	(204)	-	(4,920)	-	(5,124)

Total net revenues after provision for loan losses	15,016	460	146,091	(25,143)	136,424

Non-interest expenses
Compensation and benefits	2,893	4,034	90,432	-	97,359
Administration	620	464	8,121	(301)	8,904
Brokerage, clearing and exchange fees	-	-	3,097	-	3,097
Travel and business development	75	39	4,716	-	4,830
Managed deal expense	-	-	4,849	-	4,849
Communications and technology	3	6	4,098	-	4,107
Occupancy	-	-	4,770	-	4,770
Professional fees	2,437	354	2,655	-	5,446
Depreciation	-	-	1,124	-	1,124
Other	277	-	1,717	-	1,994
Total non-interest expenses	6,305	4,897	125,579	(301)	136,480
Net income (loss) before income tax expense	8,711	(4,437)	20,512	(24,842)	(56)
Income tax expense (benefit)	-	(2,529)	3,696	-	1,167
Net income (loss)	8,711	(1,908)	16,816	(24,842)	(1,223)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	1,224	-	(260)	-	964
Net income (loss) attributable to JMP Group LLC	$7,487	$(1,908)	$17,076	$(24,842)	$(2,187)

	For the Year Ended December 31, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$77,322	$-	$77,322
Brokerage	-	-	21,129	-	21,129
Asset management fees	-	-	18,212	(163)	18,049
Principal transactions	(710)	(440)	(5,287)	-	(6,437)
Gain on sale, payoff and mark-to-market of loans	-	-	797	-	797
Net dividend income	1,116	4	68	-	1,188
Other income	-	-	1,351	-	1,351
Equity earnings of subsidiaries	(6,305)	6,386	-	(81)	-
Non-interest revenues	(5,899)	5,950	113,592	(244)	113,399

Interest income	2,286	4,561	42,418	(8,106)	41,159
Interest expense	(4,555)	(9,464)	(27,789)	8,106	(33,702)
Net interest income	(2,269)	(4,903)	14,629	-	7,457

Gain (loss) on repurchase, reissuance or early retirement of debt	210	(775)	(5,542)	-	(6,107)
Provision for loan losses	-	-	(4,363)	-	(4,363)

Total net revenues after provision for loan losses	(7,958)	272	118,316	(244)	110,386

Non-interest expenses
Compensation and benefits	1,807	4,096	84,698	-	90,601
Administration	687	460	6,480	(163)	7,464
Brokerage, clearing and exchange fees	-	-	3,209	-	3,209
Travel and business development	107	-	3,927	-	4,034
Communications and technology	2	9	4,297	-	4,308
Occupancy	-	-	4,418	-	4,418
Professional fees	2,249	329	1,829	-	4,407
Depreciation	-	-	1,162	-	1,162
Other	420	76	1,914	-	2,410
Total non-interest expenses	5,272	4,970	111,934	(163)	122,013
Net income (loss) before income tax expense	(13,230)	(4,698)	6,382	(81)	(11,627)
Income tax expense (benefit)	-	(3,247)	4,991	-	1,744
Net income (loss)	(13,230)	(1,451)	1,391	(81)	(13,371)
Less: Net income attributable to nonredeemable non-controlling interest	2,318	-	194	-	2,512
Net income (loss) attributable to JMP Group LLC	$(15,548)	$(1,451)	$1,197	$(81)	$(15,883)

	For the Year Ended December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,905	$12,064	$34,578	$(34,900)	$22,647

Cash flows from investing activities:
Purchases of fixed assets	-	-	(1,153)	-	(1,153)
Purchases of other investments	(5,896)	(431)	(47)	4,453	(1,921)
Sales or distributions from other investments	13,394	1,189	3,870	(4,411)	14,042
Funding of loans collateralizing asset-backed securities issued	-	-	(434,820)	-	(434,820)
Funding of loans held for investment	(678)	-	(339,196)	-	(339,874)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	399,161	-	399,161
Sale, payoff and principal receipts on loans held for investment	2,881	-	26,635	-	29,516
Investment in subsidiary	37,106	(6,652)	-	(30,454)	-
Net cash provided by (used in) investing activities	$46,807	$(5,894)	$(345,550)	$(30,412)	$(335,049)

Cash flows from financing activities:
Redemption/repurchase of bonds payable	-	(9,980)	-	-	(9,980)
Proceeds from issuance of repurchase agreement	3,878	-	-	-	3,878
Proceeds from drawdowns on CLO warehouse facilities	-	-	286,250	-	286,250
Repayments on CLO V warehouse facility	-	-	(325,000)	-	(325,000)
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payments of debt issuance costs	-	(203)	(1,715)	21	(1,897)
Repayment of asset-backed securities issued	(4,453)	-	(327,926)	-	(332,379)
Repayment of notes payable	(10,000)	-	-	10,000	-
Repayment of repurchase agreement	(3,878)	-	-	-	(3,878)
Proceeds from issuance of asset-backed securities issued	-	-	699,107	-	699,107
Reissuance of asset-back securities	4,411	-	42	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(7,874)	-	-	-	(7,874)
Capital contributions of nonredeemable non-controlling interest holders	-	-	449	-	449
Purchases of common shares for treasury	(3,250)	-	-	-	(3,250)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	656	-	-
Distributions to non-controlling interest shareholders	(2,304)	-	(110)	-	(2,414)
Employee taxes paid on shares withheld for tax-withholding purposes	(405)	-	-	-	(405)
Capital contributions of parent	(41,950)	7,699	(21,040)	55,291	-
Net cash provided by (used in) financing activities	$(66,481)	$(2,484)	$311,542	$65,312	$307,889
Net increase (decrease) in cash and cash equivalents	(8,769)	3,686	570	-	(4,513)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	-	137,321
Cash, cash equivalents and restricted cash, end of period	$4,863	$9,976	$117,969	$-	$132,808

	For the Year Ended December 31, 2017
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(14,904)	$(3,527)	$19,281	$2,387	$3,237

Cash flows from investing activities:
Purchases of fixed assets	-	-	(341)	-	(341)
Purchases of other investments	(1,251)	(861)	(4,250)	-	(6,362)
Sales or distributions from other investments	8,711	2,445	3,273	-	14,429
Funding of loans collateralizing asset-backed securities issued	-	-	(507,557)	-	(507,557)
Funding of loans held for investment	(5,855)	-	(81,972)	5,855	(81,972)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	395,442	(5,867)	389,575
Sale, payoff and principal receipts of loans held for sale	-	-	32,983	-	32,983
Sale, payoff and principal payments on loans held for investment	1,071	-	1,630	-	2,701
Sale of participating interest in loan held for investment	-	-	1,030	-	1,030
Net changes in cash collateral posted for derivative transactions	-	-	25,000	-	25,000
Investment in subsidiary	15,804	3,391	-	(19,195)	-
Net cash provided by (used in) investing activities	$18,480	$4,975	$(134,762)	$(19,207)	$(130,514)

Cash flows from financing activities:
Redemption/repurchase of bonds payable	-	(48,291)	-	377	(47,914)
Proceeds from bond issuance	-	50,000	-	-	50,000
Proceeds from drawdowns of CLO V warehouse facility	-	-	61,250	-	61,250
Payment of debt issuance costs	-	(1,964)	-	-	(1,964)
Repayment of asset-backed securities issued	-	-	(503,617)	-	(503,617)
Proceeds from issuance of asset-backed securities issued	-	-	408,394	-	408,394
Repayment of note payable	-	-	2,762	(2,762)	-
Distributions and distribution equivalents paid on common shares and RSUs	(7,770)	-	-	-	(7,770)
Capital contributions of nonredeemable non-controlling interest holders	-	-	92	-	92
Proceeds from exercises of share options	1,218	-	-	-	1,218
Purchases of common shares for treasury	(2,084)	-	-	-	(2,084)
Distributions to non-controlling interest shareholders	(4,230)	-	(447)	-	(4,677)
Employee taxes paid on shares withheld for tax-withholding purposes	(1,478)	-	-	-	(1,478)
Capital contributions of parent	19,084	1,864	(40,153)	19,205	-
Net cash provided by (used in) financing activities	$4,740	$1,609	$(71,719)	$16,820	$(48,550)
Net increase (decrease) in cash and cash equivalents	8,316	3,057	(187,200)	-	(175,827)
Cash, cash equivalents and restricted cash, beginning of period	5,315	3,234	304,599	-	313,148
Cash, cash equivalents and restricted cash, end of period	$13,631	$6,291	$117,399	$-	$137,321

24. Subsequent Events

On January 17, 2019 the Company announced that its board of directors declared a special cash distributions of $0.05 per share. The distribution will be payable on February 15, 2019, to shareholders of record as of January 31, 2019.

On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C Corporation for tax purposes, rather than a partnership, going forward. The Company expects this election will be retroactively effective as of January 1, 2019.

       On February 6, 2019 the Company granted approximately 280,000 RSUs to certain employees of the Company as part of the 2018 deferred compensation program. 50% of these units will vest on December 1, 2019 and the remaining 50% will vest on December 1, 2020, subject to the grantees’ continued employment through such dates.

On March 19, 2019 the Company entered into a transaction agreement with a third party for the sale of 50.1% of the limited liability company interest in JMPCA. The Company will receive a cash payment in consideration for the limited liability company interest and will receive a portion of the subordinated management fees from the CLOs JMPCA manages to maintain the Company’s return on residual tranche ownership of the same CLOs. The transaction agreement also requires the purchaser to provide additional capital to purchase preference shares in the Borrower to finance the acquisition of broadly syndicated corporate loans. In connection with the transaction agreement, the Company also sold, at the same valuation, 4.9% of the limited liability company interests in JMPCA to members of management of JMPCA who are expected to continue in their current roles. As a result of the sale of the majority stake in JMPCA, the Company is currently re-evaluating its conclusion to consolidate JMPCA and the CLOs.

25. Selected Quarterly Financial Data (Unaudited)

The following represents the Company's unaudited quarterly results for the years ended December 31, 2018, and 2017. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are in the opinion of management, necessary for a fair statement of the results.

	JMP Group LLC
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total net revenues after provision for loan losses	$31,698	$33,251	$44,264	$27,211

Non-interest expenses:
Compensation and benefits	21,289	22,671	29,138	24,261
Other expenses	8,474	8,942	11,440	10,265
Total non-interest expenses	29,763	31,613	40,578	34,526

Income (loss) before income tax expense	1,935	1,638	3,686	(7,315)
Income tax expense (benefit)	1,313	527	4,895	(5,568)
Net income (loss)	622	1,111	(1,209)	(1,747)
Less: Net income (loss) attributable to the non-controlling interest	825	823	779	(1,464)
Net income (loss) attributable to JMP Group LLC	(203)	288	(1,988)	(283)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.01)	$0.01	$(0.09)	$(0.01)
Diluted	$(0.01)	$0.01	$(0.09)	$(0.01)

	JMP Group LLC
	Selected Consolidated Financial Data
	Three Months Ended
(In thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total net revenues after provision for loan losses	$30,833	$32,029	$23,144	$24,380

Non-interest expenses:
Compensation and benefits	21,588	24,563	22,652	21,798
Other expenses	7,908	6,808	8,889	7,807
Total non-interest expenses	29,496	31,371	31,541	29,605

Income (loss) before income tax expense	1,337	658	(8,397)	(5,225)
Income tax expense (benefit)	1,913	1,113	(198)	(1,084)
Net loss	(576)	(455)	(8,199)	(4,141)
Less: Net income attributable to the non-controlling interest	800	780	335	597
Net loss attributable to JMP Group LLC	(1,376)	(1,235)	(8,534)	(4,738)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.07)	$(0.06)	$(0.39)	$(0.22)
Diluted	$(0.07)	$(0.06)	$(0.39)	$(0.22)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be contained in the sections of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, captioned “Board of Directors,” “Compensation of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, captioned “Related Party Transactions” and “Director Independence” which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

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

Date: March 28, 2019

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2019

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

4.10	See exhibit 10.29

4.11	Fourth Supplemental Indenture dated as of November 28, 2017 among JMP Group Inc., JMP group LLC, JMP Investment Holdings LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-k filed on November 28, 2017).

4.12	Form of 7.25 Senior Note due 2027 and Notation of Guarantee (included as of Exhibits A + B to Exhibit 4.9 above)

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

10.15	Collateral Administration Agreement, dated as of June 29, 2017, by and among JMP Credit Advisors CLO IV Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference from Exhibit 10.15 to the Company’s Form 8-K filed on July 3, 2017).

10.16	Amendment Number Three to Second Amended and Restated Credit Agreement, dated May 9, 2017, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 8, 2017).

10.17	Amendment Number Eight to Revolving Note and Cash Subordination Agreement & Revolving Note, dated May 9, 2017, between JMP Securities LLC, City National Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 8, 2017).

10.18	Credit Agreement, dated as of July 31, 2017, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed on November 9, 2017).

10.19	Indenture, dated as of February 20, 2018, among JMP Credit Advisors CLO III(R) Ltd., as Issuer, JMP Credit Advisors CLO III(R) LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K filed on February 22, 2018).

10.20	First Amendment to Credit Agreement, dated as of May 2, 2018, among JMP Credit Advisors CLO V Ltd,. as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed on May 10, 2018).

10.21	Second Amendment to Credit Agreement, dated as of June 21, 2018, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed on June 21, 2018).

10.22	Indenture, dated as of July 26, 2018, among JMP Credit Advisors CLO V Ltd., as Issuer, JMP Credit Advisors CLO V LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on July 27, 2018).

10.23	Amendment Number Nine to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 6, 2018, by and between JMP Securities LLC and City National Bank (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed on August 7, 2018).

10.24	Amendment Number Four to Second Amended and Restated Credit Agreement, dated August 6, 2018, by and between JMP Holding LLC, the lenders, and City National Bank (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed on August 7, 2018).

10.25	Credit Agreement, dated as of October 11, 2018, by and among BNP Paribas, as lender and administrative agent, JMP Credit Advisors Long-Term Warehouse Ltd., as borrower, JMP Credit Advisors CLO VI Warehouse Ltd., as a subsidiary of borrower, each other CLO Subsidiary from time to time party thereto, JMP Credit Advisors LLC, as collateral manager, and JMP Capital LLC as preferred investor (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed on October 12, 2018).

10.26	Lease Agreement, dated August 10, 2011, between Transamerica Pyramid Properties, LLC, as landlord, and JMP Group Inc., as tenant (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed on November 9, 2018).

10.27	Third Amendment to Office Lease, dated as of October 31, 2018, by and among Transamerica Pyramid Properties, LLC as landlord, and JMP Group Inc. as tenant (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-Q filed on November 9, 2018).

10.28	Form of Deferred Restricted Share Unit Award Agreement (Section 16) (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed on February 6, 2019).

10.29	Indenture, dated as of June 29, 2017 among JMP Credit Advisors CLO IV Ltd., as Issuer, JMP Credit Advisors CLO IV LLC, as CO-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.10 to the Registrants current report on Form 8-k filed on July 3, 2017).

21*	List of subsidiaries of JMP Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101