Form 10-Q
period 2019-03-31
JMP GROUP LLC
filed 2019-05-14
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 OR

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC	JMP	New York Stock Exchange
JMP Group Inc. 8.00% Senior Notes due 2023	JMPB	New York Stock Exchange
JMP Group Inc. 7.25% Senior Notes due 2027	JMPD	New York Stock Exchange

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

JMP Group LLC shares representing limited liability company interests outstanding as of May 14, 2019: 21,102,170.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$41,909	$70,927
Restricted cash	1,221	61,881
Investment banking fees receivable	5,608	6,647
Marketable securities owned (includes $78,557 and $18,484 at fair value at March 31, 2019 and December 31, 2018, respectively)	92,190	18,874
Other investments (includes $13,530 and $9,913 at fair value at March 31, 2019 and December 31, 2018, respectively)	23,447	16,124
Loans held for investment, net of allowance for loan losses	4,962	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	311	3,004
Fixed assets, net	2,575	2,351
Operating lease right-of-use asset	22,104	-
Other assets	27,438	20,363
Total assets	$221,765	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$2,696	$4,626
Accrued compensation	5,647	41,609
Asset-backed securities issued (net of debt issuance costs of $8,979 at December 31, 2018)	-	1,112,342
Interest payable	1,035	11,210
Note payable	829	829
CLO warehouse credit facilities	-	22,500
Bond payable (net of debt issuance costs of $2,325 and $2,428 at March 31, 2019 and December 31, 2018, respectively)	83,600	83,497
Operating lease liability	27,470	-
Other liabilities	14,041	17,423
Total liabilities	135,318	1,294,036

Commitments and Contingencies (Note 16)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both March 31, 2019 and December 31, 2018; 21,210,107 and 21,319,720 shares outstanding at March 31, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	134,234	134,129
Treasury shares at cost, 1,569,945 and 1,460,332 shares at March 31, 2019 and December 31, 2018, respectively	(8,328)	(7,932)
Accumulated other comprehensive loss	(782)	-
Accumulated deficit	(38,514)	(42,513)
Total JMP Group LLC shareholders' equity	86,633	83,707
Nonredeemable Non-controlling Interest	(186)	13,499
Total equity	86,447	97,206
Total liabilities and equity	$221,765	$1,391,242

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	March 31, 2019	December 31, 2018

Restricted cash	$-	$50,456
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	-	2,711
Other investments	-	821
Other assets	-	67
Total assets of consolidated VIEs	$-	$1,215,518

Asset-backed securities issued, net of debt issuance costs	-	1,122,187	(1)
Interest payable	-	10,132
Other liabilities	-	1,877
Total liabilities of consolidated VIEs	$-	$1,134,196

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

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenues
Investment banking	$11,879	$20,662
Brokerage	4,535	4,664
Asset management fees	1,703	6,425
Principal transactions	5,288	(3,620)
Loss on sale, payoff and mark-to-market of loans	(17)	(182)
Net dividend income	296	296
Other (loss) income	(35)	49
Non-interest revenues	23,649	28,294

Interest income	14,291	12,710
Interest expense	(10,773)	(9,702)
Net interest income	3,518	3,008

Loss on repurchase, reissuance or early retirement of debt	-	(2,626)
Provision for loan losses	-	(1,465)
Total net revenues after provision for loan losses	27,167	27,211

Non-interest expenses
Compensation and benefits	17,222	24,261
Administration	1,929	2,233
Brokerage, clearing and exchange fees	701	777
Travel and business development	1,021	954
Managed deal expenses	533	1,566
Communications and technology	1,053	1,062
Occupancy	1,423	1,117
Professional fees	1,456	1,905
Depreciation	297	264
Other	495	387
Total non-interest expenses	26,130	34,526
Net income (loss) before income tax expense	1,037	(7,315)
Income tax benefit	(4,102)	(5,568)
Net income (loss)	5,139	(1,747)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	70	(1,464)
Net income (loss) attributable to JMP Group LLC	$5,069	$(283)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.24	$(0.01)
Diluted	$0.24	$(0.01)

Weighted average common shares outstanding:
Basic	21,288	21,666
Diluted	21,429	21,666

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	5,139	(1,747)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(782)	-
Comprehensive income (loss) attributable to JMP Group LLC	4,357	(1,747)
Less: Comprehensive income (loss) attributable to non-controlling interest	70	(1,464)
Comprehensive income (loss) attributable to JMP Group LLC	4,287	(283)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Accumulated	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income	-	-	-	-	5,069	-	70	5,139
Additional paid-in capital - share-based compensation	-	-	-	144	-	-	-	144
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,070)	-	-	(1,070)
Purchases of shares of common shares for treasury	-	-	(753)	-	-	-	-	(753)
Reissuance of shares of common shares from treasury	-	-	357	(39)	-	-	-	318
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(782)	-	(782)
Balance, March 31, 2019	22,780	$23	$(8,328)	$134,234	$(38,514)	$(782)	$(186)	$86,447

	JMP Group LLC's Equity
				Additional		Accumulated	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$-	$13,844	$110,179
Net loss	-	-	-	-	(283)	-	(1,464)	(1,747)
Additional paid-in capital - share-based compensation	-	-	-	365	-	-	-	365
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,038)	-	-	(2,038)
Purchases of shares of common shares for treasury	-	-	(1,044)	-	-	-	-	(1,044)
Reissuance of shares of common shares from treasury	-	-	83	-	-	-	-	83
Distributions to non-controlling interest holders	-	-	-	-	-	-	(108)	(108)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	446	446
Balance, March 31, 2018	22,780	$23	$(6,916)	$135,084	$(34,773)	$-	$12,718	$106,136

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,139	$(1,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for loan losses	-	1,465
Loss on sale and payoff of loans and mark-to-market of loans	-	182
Loss on repurchase, reissuance or early retirement of debt	-	2,626
Change in other investments:
Income from investments in equity method investees	46	2,021
Unrealized loss (gain) on other equity investments	-	318
Unrealized (gain) loss on other investments	(1,192)	278
Depreciation and amortization	1,827	251
Share-based compensation expense	462	448
Gain on deconsolidation	(3,520)	-
Other, net	76	(79)
Net change in operating assets and liabilities:
Increase in interest receivable	(4,838)	(180)
Decrease in receivables	1,039	1,413
Decrease in marketable securities	3,563	1,185
Decrease (increase) in deposits and other assets	(7,978)	1,077
Decrease in marketable securities sold, but not yet purchased	(1,930)	(1,639)
Decrease in interest payable	(3,548)	(469)
Decrease in accrued compensation	(35,695)	(33,067)
Increase in other liabilities	3,171	3,535
Net cash used in operating activities	(43,378)	(22,382)

Cash flows from investing activities:
Purchases of fixed assets	(637)	(111)
Purchases of other investments	(844)	(994)
Sales or distributions from other investments	8,312	768
Funding of loans collateralizing asset-backed securities issued	(35,153)	(72,642)
Funding of loans held for investment	(25,102)	(63,245)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	23,806	82,909
Sale, payoff and principal receipts of loans held for investment	6,876	1,431
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	(27,771)	-
Net cash used in investing activities	(50,513)	(51,884)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of repurchase agreement	-	3,878
Proceeds from drawdowns on line of credit	-	8,000
Proceeds from drawdowns on CLO warehouse facilities	7,750	51,550
Proceeds from sale of note payable to affiliate	-	829
Payment of debt issuance costs	-	(1,837)
Repayment of asset-backed securities issued	(801)	(332,100)
Proceeds of issuance from asset-backed securities issued	-	327,646
Distributions and distribution equivalents paid on common shares and RSUs	(1,070)	(2,038)
Capital contributions of nonredeemable non-controlling interest holders	-	445
Purchase of common shares for treasury	(669)	(1,044)
Distributions to non-controlling interest shareholders	(913)	(108)
Employee taxes paid on shares withheld for tax-withholding purposes	(84)	-
Net cash provided by financing activities	4,213	55,222
Net decrease in cash, cash equivalents, and restricted cash	(89,678)	(19,044)
Cash, cash equivalents and restricted cash, beginning of period	132,808	137,321
Cash, cash equivalents and restricted cash, end of period	$43,130	$118,277

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14,321	$10,171
Cash paid during the period for taxes	$89	$-

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to
vesting of restricted share units	$357	$83
Distributions declared but not yet paid	$640	$646
Acquisition of equity securities in restructuring of loans	$259	$-
Initial recognition of operating lease right-of-use assets	$23,604	$-
Initial recognition of operating lease liabilities	$29,278	$-
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$1,226,848	$-
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$1,161,933	$-
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$12,842	$-
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$76,879	$-
Fair value of other investments recognized on deconsolidation of subsidiaries	$7,516	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”) JMP Credit Advisors LLC ("JMPCA") (through March 19, 2019). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. JMPCA currently manages four collateralized loan obligations (“CLO”) vehicles. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). Previously the Company concluded that it was the primary beneficiary of CLO III through its combination of control over the manager and its economic interest in CLO III. When the non-call period expired, an election of the majority holders of the subordinated notes can refinance or liquidate the CLO and this ability has been determined to be the most significant activity. The expiration of the non-call period resulted in the Company losing control over the most significant activities of CLO III as it cannot unilaterally direct this activity. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding subordinated notes of CLO III and accounts for its ownership of the CLO III subordinated notes as an investment in a debt security. The Company has classified the subordinated notes as held-to-maturity. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III for the three months ended March 31, 2019

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. The Company retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that it is not the primary beneficiary of JMPCA as the Company is not the party with the power to direct the most significant activities of JMPCA. As the Company was determined that it is not the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company retained 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it is required to account for its retained interest as an equity method investment, however the Company has made the election to apply the fair value option to this investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA currently manages and from CLO VI once it securitizes. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC.

The sale of JMPCA also required Medalist to provide additional capital to purchase preference shares in JMP Credit Advisors Long-Term Warehouse Ltd (“CLO VI”) to finance the acquisition of broadly syndicated corporate loans. On March 19, 2019, Medalist related entities purchased 66% of the outstanding preference shares of CLO VI on March 19, 2019 for $7.6 million. There was no gain or loss recognized on the sale of the preference shares.

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III the “CLOs”) and as a result, deconsolidated those CLOs as of March 19, 2019. Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI warehouse through its control over JMPCA and its ownership of 100% of the equity tranches or preference shares of these CLOs. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V, 100% and 25% of the senior subordinated notes of CLO IV and CLO V, respectively, and 33% of the preference shares of CLO VI as of March 31, 2019. The Company accounts for its ownership of the subordinated notes as an investment in a debt security and accounts for its ownership of the CLO VI preference shares as an equity investment. The Company will classify the junior subordinated notes as available-for-sale securities and will classify the senior subordinated notes as trading securities. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.9 million for the three months ended March 31, 2019 in revenues from principal transactions

The deconsolidation of the CLOs and JMPCA was accounted for based on the guidance in ASC 810, Consolidation. According to that guidance, the gain or loss on deconsolidation is calculated as the difference between (i) the aggregate of the fair value of the retained interest in the former subsidiaries, the fair value of any consideration received, and the carrying value of the non-controlling interest in the former subsidiaries; and (ii) the carrying value of the assets and liabilities of the former subsidiaries. The gain recognized by the Company is primarily the result of the remeasurement of the retained interest in the CLOs and JMPCA. The difference between these was recorded as a gain on deconsolidation in the Consolidated Statement of Operations under principal transactions revenue. The following table represents the consideration received, the fair value of the retained interest, and the resulting gain on deconsolidation of the CLOs and JMPCA:

Cash received:	$7,942
Retained interest, at fair value (1)	74,989
Non-controlling interest, at carrying value	12,842
Total of consideration received, retained interest, and non-controlling interest	$95,773
Less:
Net assets of deconsolidated subsidiaries at carrying value (2)	92,581
Gain on deconsolidation	$3,192

(1)	The fair value of the Company's retained interest in CLO III, CLO IV, CLO V, CLO VI, and JMPCA as of the deconsolidation date was $13.3 million, $27.8 million, $26.5 million, $3.8 million, and $3.6 million, respectively
(2)	The book value of the net assets of CLO III, CLO IV, CLO V, CLO VI, and JMPCA as of the deconsolidation date was $24.5 million, $30.2 million, $25.8 million, $11.6 million, and $0.5 million, respectively

See Item 5 of this Form 10-Q for the pro forma information on the sale of JMPCA and the resulting deconsolidation of JMPCA, CLO III, CLO IV, CLO V, and CLO VI.

2. Summary of Significant Accounting Policies

Basis of Presentation

 These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

   See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the three months ended March 31, 2019, there were no significant changes made to the Company’s significant accounting policies other than those described below and the accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company adopted this standard on January 1, 2019 using a modified retrospective approach. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

   Refer to Note 3 - Recent Accounting Pronouncements, for additional information.

CLO debt securities:

Investments in CLO debt securities are accounted for according to their purpose and holding period. CLO debt security investments that are classified as trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company had $9.3 million and zero CLO debt securities classified as trading securities as of March 31, 2019 and December 31, 2018, respectively, which are comprised of senior subordinated notes in CLO IV and CLO V. The Company’s investments in debt securities classified as available-for-sale are comprised of junior subordinated notes in CLO IV and CLO V and are those that may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income ("OCI"). The Company had $53.5 million and zero CLO debt securities classified as available-for-sale securities as of March 31, 2019 and December 31, 2018, respectively. The Company’s investment in CLO debt securities classified as held-to-maturity are comprised of CLO III junior subordinated notes and are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had $13.6 million and zero CLO debt securities classified as held-to-maturity securities as of March 31, 2019 and December 31, 2018, respectively. Interest on CLO debt securities are recognized in interest income on an accrual basis using the effective yield method. Realized gains and losses on the sale of debt securities are determined using the specific identification method and recognized in current period earnings in revenues from principal transactions.

The Company evaluates the available-for-sale and held-to-maturity investments in debt securities for other than temporary impairment ("OTTI") quarterly. Impairment would be recorded if the net present value of the cash flows of the investment is below amortized cost and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an OTTI, the amount of the impairment is bifurcated between losses related to credit losses, which is recognized in revenues from principal transactions, and all other factors, which is recognized in OCI. The Company recorded no OTTI on CLO debt securities for either of the three months ended March 31, 2019 and 2018.

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

Recently Adopted Accounting Guidance

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. The Company adopted this standard on January 1, 2019 using a modified retrospective approach and recognized its lease agreements as a right-of-use asset with a corresponding lease liability to reflect the present value of the future lease payments. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods. Additionally upon adoption the Company elected the package of practical expedients for leases that commenced before the date of adoption in which the Company was not required to reassess (i) whether any existing or expired contracts contain leases, (ii) the lease classification of existing or expired leases, and (iii) initial direct costs of existing or expired leases. On January 1, 2019, the Company recognized $23.6 million as an operating lease right-of-use asset and $29.3 million as an operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations. As of March 31, 2019, the Company carried a $22.1 million operating lease right-of-use asset and a $27.5 million operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$41,909	$41,909	$-	$-	$41,909
Restricted cash and deposits	1,221	1,221	-	-	1,221
Marketable securities owned	92,190	15,717	-	75,962	91,679
Other investments	8,349	-	-	8,349	8,349
Other investments measured at net asset value (1)	9,763	-	-	-	-
Loans held for investment, net of allowance for loan losses	4,962	-	2,318	2,668	4,986
Total assets:	$158,394	$58,847	$2,318	$86,979	$148,144

Liabilities:
Marketable securities sold, but not yet purchased	$2,696	$2,696	$-	$-	$2,696
Notes payable	829	-	-	829	829
Bond payable	83,600	-	86,659	-	86,659
Total liabilities:	$87,125	$2,696	$86,659	$829	$90,184

	December 31, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,927	$70,927	$-	$-	$70,927
Restricted cash and deposits	61,881	61,881	-	-	61,881
Marketable securities owned	18,874	18,874	-	-	18,874
Other investments	490	-	490	-	490
Other investments measured at net asset value (1)	9,423	-	-	-	-
Loans held for investment, net of allowance for loan losses	29,608	-	26,188	2,576	28,764
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	-	1,125,310	1,173	1,126,483
Total assets:	$1,352,666	$151,682	$1,151,988	$3,749	$1,307,419

Liabilities:
Marketable securities sold, but not yet purchased	$4,626	$4,626	$-	$-	$4,626
Notes payable	829	-	-	829	829
Asset-backed securities issued, net of debt issuance costs	1,112,342	-	1,091,677	-	1,091,677
Bond payable	83,497	-	78,642	-	78,642
CLO VI warehouse credit facility	22,500	-	22,500	-	22,500
Total liabilities:	$1,223,794	$4,626	$1,192,819	$829	$1,198,274

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

(In thousands)		March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$78,557	$15,717	$-	$62,840	$78,557
Other investments:
Equity investments	3,568	-	-	3,568	3,568
Investments in hedge funds managed by the Company	199	-	199	-	199
Investments in other funds managed by the Company (1)	5,045	-	-	-	-
Total investment in funds managed by the Company (1)	5,244	-	199	-	199
Limited partnership in investments in private equity/ real estate funds (1)	4,718	-	-	-	-
Total other investments	13,530	-	199	3,568	3,767
Total assets:	$92,087	$15,717	$199	$66,408	$82,324

Marketable securities sold, but not yet purchased	2,696	2,696	-	-	2,696

Total liabilities:	$2,696	$2,696	$-	$-	$2,696

(In thousands)		December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,874	$18,874	$-	$-	$18,874
Other investments:
Investments in hedge funds managed by the Company	490	-	490	-	490
Investments in other funds managed by the Company (1)	5,503	-	-	-	-
Total investment in funds managed by the Company (1)	5,993	-	490	-	490
Limited partnership in investments in private equity/ real estate funds (1)	3,920	-	-	-	-
Total other investments	9,913	-	490	-	490
Total assets:	$28,787	$18,874	$490	$-	$19,364

Marketable securities sold, but not yet purchased	4,626	4,626	-	-	4,626

Total liabilities:	$4,626	$4,626	$-	$-	$4,626

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

  The following table summarizes available-for-sale securities in an unrealized position.

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Total OTTI in OCI	Number of positions
CLO IV junior subordinated notes	$27,922	$-	$(660)	$27,262	$-	1
CLO V junior subordinated notes	26,651	-	(395)	26,256	-	1
Total	$54,573	$-	$(1,055)	$53,518	$-

          The following table summarizes the held-to-maturity securities in an unrealized position.

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions
CLO III subordinated notes	$13,633	$-	$(511)	$13,122	1
Total	$13,633	$-	$(511)	$13,122

   The following table summarizes the fair value and amortized cost of the available-for-sale and held-to-maturity securities by contractual maturity.

(In thousands)	Available-for-sale		Held-to-maturity
	Amortized cost	Fair value	Amortized cost	Fair value
5-10 years	$27,922	27,262	13,633	13,122
10+ years	26,651	26,256	-	-
Total	$54,573	$53,518	$13,633	$13,122

   The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

(In thousands)	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
CLO III subordinated notes	$13,122	$(511)	$-	$-	$13,122	$(511)
CLO IV junior subordinated notes	27,262	(660)	-	-	27,262	(660)
CLO V junior subordinated notes	26,256	(395)	-	-	26,256	(395)
Total	$66,640	$(1,566)	$-	$-	$66,640	$(1,566)

As of December 31, 2018, both marketable securities owned and marketable securities sold, but not yet purchased, were primarily comprised of U.S. listed equity securities. As of March 31, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of March 31, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2019 and year ended December 31, 2018.

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

The Company's level 3 asset in other investments is comprised of an investment in equity securities of a private company. The Company used the net present value of discounted cash flows of the estimated value of the put option to determine the fair value of the investment. The put option is exercisable at three times the management fee revenue of the entity for the prior twelve months as of the effective date of the put option. The put option may be elected beginning March 31, 2022. The significant unobservable inputs under this approach are the estimated twelve months of revenues, the credit factor and the discount rate. For this investment, the Company elected the fair value option as the Company determined that the fair value of its option to put the equity securities was the best representation of the fair value of the investment. While the Company has made other equity investments, it has not elected the fair value option for those investments as it is impractical to determine the fair value of those investments.

The Company’s level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement under this approach are the risk adjusted discount factors. The Company also uses performance and covenant compliance information provided by the CLO manager along with other risk factors including default risk, prepayment rates, interest rate risk, and credit spread risk when valuing this investment. During the three months ended March 31, 2019, the fair value of the Company's investment in CLO debt securities declined due a change that was deemed temporary. This conclusion was reached as the reduction in fair value was not due to credit factors and the Company believes that any reduction in fair value can be recovered before the security is sold or matures, whichever comes first.

For the three months ended March 31, 2019, the changes in level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO junior subordinated notes	CLO senior subordinated notes	Equity Investment	Total
Balance as of December 31, 2018	$-	$-	$-	$-
Fair value at recognition date	54,279	9,289	3,568	67,136
Accrued interest	294	34	-	328
Unrealized loss on investments, recognized in OCI	(1,055)	-	-	(1,055)
Balance as of March 31, 2019	$53,518	$9,323	$3,568	$66,409

For assets classified in the level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For level 3 assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(In thousands)		Significant Unobservable Inputs Range (Weighted-average)			Fair value
	Valuation Technique	Description	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
CLO debt security	Discounted cash flows	Risk adjusted discounting factor	10 - 15% (11.5%)	N/A	$66,640	$-
		Default rate	0 - 2% (1.3%)	N/A
		Severity rate	25%	N/A
Equity investment	Discounted cash flows	Non-performance rate	20%	N/A	$3,568	$-
		Discount rate	18%	N/A

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

As of  March 31, 2019 and December 31, 2018, $9.8 million and $9.4 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$4,718	$3,920	$68	$68
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,045	$5,503	$1,945	$1,945

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $0.1 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively.

The Company had marketable securities that were measured at fair value on a non-recurring basis as the Company has the intent and ability to hold these securities until maturity. The Company held marketable securities measured at fair-value on a non-recurring basis of $13.7 million as of March 31, 2019.

5. Loans

Allowance for Loan Losses

During the period ending March 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statement of Financial Condition as of March 31, 2019. See Note 1 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 is as follows:

(In thousands)	Three Months Ended March 31,
	2019		2018
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance, at beginning of period	$(836)	$(9,751)	$(391)	$(6,533)
Reversal (provision) for loan losses:
Specific reserve	-	-	(953)	-
General reserve	-	-	-	41
Charge off	181	-	135	-
Derecognition due to deconsolidation	655	9,751	-	-
Balance, at end of period	$-	$-	$(1,209)	$(6,492)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2018, $1.8 million of the recorded investment amount in loans collateralizing asset-backed securities issued were individually evaluated for impairment. The remaining $1,170.2 million of recorded investment amount of loans collateralizing asset-backed securities issued were collectively evaluated for impairment as of December 31, 2018.

As of December 31, 2018 the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2018:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$1,813	$1,951	$838	$1,817	$119
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,813	$1,951	$838	$1,817	$119

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at March 31, 2019 or December 31, 2018. During the year ended December 31, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of December 31, 2018.

The Company had one troubled debt restructuring during the three months ended March 31, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion.

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018. These loans were deconsolidated as of March 31, 2019.

(In thousands)	Cash Flow Loans
	March 31,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$7,300
Ba1 - Ba3	-	247,686
B1 - B3	-	856,204
Caa1 - Caa3	-	59,046
Ca	-	1,813
Total:	$-	$1,172,049

Internal rating: (1)
2	$-	$1,018,261
3	-	132,169
4	-	19,806
5	-	1,813
Total:	$-	$1,172,049

Performance:
Performing	$-	$1,170,236
Non-Performing	-	1,813
Total:	$-	$1,172,049

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

Loans Held for Investment

At March 31, 2019 and December 31, 2018, the number of loans held for investment outside of the CLO warehouse portfolio was seven and five, respectively. The Company reviews credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. As of December 31, 2018, the Company held $26.0 million of loans held for investment in the CLO VI warehouse portfolio. The credit quality of the CLO VI warehouse loans are evaluated in the same manner as the credit quality of loans collateralizing asset-backed securities issued. During the three-month period ended March 31, 2019, the Company deconsolidated its investments in the CLO VI warehouse and a result, no longer has loans held for investment related to CLO VI on its Consolidated Statement of Financial Condition as of March 31, 2019. See Note 1 for additional information on deconsolidation.

There were no loans past due as of March 31, 2019 and March 31, 2018. A summary of activity in loan losses for the three months ended March 31, 2019 and 2018 is as follows:

(in thousands)	Three Months Ended March 31,
	2019		2018
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$(218)	$(181)	$(2,279)	$(494)
Provision for loan losses
Specific	-	-	(205)	-
General	-	-	-	(364)
Charge off	218	-	2,279	-
Derecognition due to deconsolidation	-	181	-	-
Balance, at end of the period	$-	$-	$(205)	$(858)

  A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of March 31, 2019 and December 31, 2018, zero and $0.5 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

The Company had one troubled debt restructuring during the three months ended March 31, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion.

  As of December 31, 2018, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. There were no impaired loans on non-accrual status as of March 31, 2019. The table below presents certain information pertaining to the loans on non-accrual status as of December 31, 2018:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$462	$484	$218	$462	$34
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$462	$484	$218	$462	$34

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating, 3) trading price of the loan, and 4) performance of the obligor. The table below presents, by credit quality indicator, the Company's recorded investment in loans held for investment at March 31, 2019 and December 31, 2018:

(In thousands)	Cash Flow Loans
	March 31,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	-	7,459
B1 - B3	-	18,342
Caa1 - Caa3	-	419
Ca	-	463
Not Rated	4,853	3,326
Total:	$4,853	$30,009

Internal rating (1) :
2	$1,539	$26,208
3	885	909
4	-	-
5	-	462
Not rated	2,429	2,430
Total:	$4,853	$30,009

Performance:
Performing	$4,853	$29,547
Non-performing	-	462
Total:	$4,853	$30,009

(1) Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

6. Debt

Bond Payable

(In thousands)	March 31, 2019	December 31, 2018

8.00% Senior Notes due 2023	$36,000	$36,000
7.25% Senior Notes due 2027	50,000	50,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(2,325)	(2,428)
Less: Consolidation elimination	(75)	(75)
Total bond payable, net	$83,600	$83,497

The 8.00% Senior Notes due 2023 and the 7.25% Senior Notes due 2027 (collectively, the “Senior Notes”) were issued pursuant to indentures with U.S. Bank National Association, as trustee. The 8.00% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 8.00% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $36 million 8.00% Senior Notes until the maturity of the Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both March 31, 2019 and December 31, 2018, the Company was in compliance with the debt covenants in the indentures.

The future scheduled principal payments of the debt obligations as of March 31, 2019 were as follows:

(In thousands)

2019	$-
2020	-
2021	-
2022	-
2023	36,000
Thereafter	50,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	March 31, 2019	December 31, 2018

$100 million, CLO VI warehouse credit facility through October 11, 2021	-	22,500
$25 million, JMP Holding credit agreement through June 4, 2019	-	-
$20 million, JMP Securities revolving line of credit through June 6, 2019	-	-
Note payable	829	829
Total credit facilities and note payable	$829	$23,329

The Company's Credit Agreement ("the Credit Agreement") dated as of April 30, 2014, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2019 and December 31, 2018, the Company was in compliance with the loan covenants. As of March 31, 2019 and December 31, 2018, the outstanding balance on the Credit Agreement was both zero, respectively. The $25 million line of credit has a LIBOR plus 225 bps interest rate, which will convert to a term loan after June 4, 2019, and will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

 The net loans collateralizing the CLO VI warehouse facility was zero and $26.0 million as of March 31, 2019 and December 31, 2018, respectively. The CLO VI warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.250% until October 11, 2021, which marks the end of the revolving period on the facility. The facility has a 12 month amortization period after the revolving period in which the outstanding balances bear standard market interest rate based on LIBOR. During the three-month period ended March 31, 2019, the Company deconsolidated its investments in the CLO VI warehouse and as a result, no longer has the CLO VI warehouse credit facility on its Consolidated Statement of Financial Condition as of March 31, 2019. See Note 1 for additional information on deconsolidation.

 On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. The loan bears interest at a rate of 12.5% per annum and matures November 20, 2022. As of March 31, 2019, the carrying value of the note payable was $0.8 million.

7. Asset-backed Securities Issued

 The table below sets forth the outstanding debt obligations of CLO III, CLO IV, and CLO V as of December 31, 2018:

(In thousands)	As of December 31, 2018
	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$769,750	0.85%-1.37%	10.04
Class B Senior Secured Floating Rate Notes	143,700	1.30%-1.90%	10.04
Class C Senior Secured Deferrable Floating Rate Notes	71,500	1.80%-2.65%	9.99
Class D Senior Secured Deferrable Floating Rate Notes	68,350	2.60%-4.15%	10.01
Class E Senior Secured Deferrable Floating Rate Notes	60,800	5.70%-6.80%	10.03
Total secured notes sold to investors	$1,114,100

Senior Subordinated Notes	7,221	6.90%	11.00
Less: Debt issuance costs	(8,979)
Total asset-backed securities issued	$1,112,342

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

 During the three-month period ended March 31, 2019, the Company deconsolidated CLO III, CLO IV, and CLO V, and as a result, no longer has the asset-backed securities issued on its Consolidated Statements of Financial Condition as of March 31, 2019. See Note 1 for additional information on deconsolidation.

    The net loans collateralizing asset-backed securities for CLO III, CLO IV, and CLO V was $1,161.5 million as of December 31, 2018.

8. Leases

Substantially all of the leases in which the Company is the lessee are office space leases with various terms with maximum duration through 2026. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statement of Financial Condition. With the adoption of ASU 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the Consolidated Statements of Financial Condition as a "right-of-use" (“ROU”) asset and a corresponding ROU lease liability.

The calculated amount of the ROU asset and ROU lease liability are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

March 31, 2019
Weighted-average remaining lease term
Operating leases	6.30 years
Weighted-average discount rate
Operating leases	6.12%

The Company leases office space in California, Illinois, Georgia, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $1.4 million and $1.1 million for quarters ended March 31, 2019 and 2018, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Payments
Year Ending December 31,
2019	$3,530
2020	5,621
2021	5,693
2022	5,649
2023	5,643
Thereafter	6,562
Total minimum future lease payments	32,698
Amounts representing interest	(5,228)
Present value of net future minimum lease payments	$27,470

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating leases	$1,653
Total cash paid for amounts included in the measurement of lease liabilities	$1,653

9. Shareholders’ Equity

Share Repurchase Program

On December 3, 2018, with the previous authorization expired, our board of directors approved the extension of the term of the Company's share repurchase program through April 30, 2019. During the three months ended March 31, 2019, the Company repurchased 157,255 of the Company’s shares, at an average price of $4.23 per share, for an aggregate purchase price of $0.7 million on the open market.

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

10. Accumulated Other Comprehensive Income

 The following table summarizes the unrealized gains and losses on securities of accumulated other comprehensive losses, before tax, tax effect, and net of tax, for the three months ended March 31, 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized loss on available-for sale securities:
Net unrealized loss during the period	$(1,055)	$273	$(782)
Other comprehensive loss	$(1,055)	$273	$(782)

11. Share-Based Compensation

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

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	1,300,000	$6.85
Balance, end of period	1,300,000	$6.85

Options exercisable at end of period	1,300,000	$6.85

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2019:

March 31, 2019
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.79 - $7.33	1,300,000	0.75	$6.85	$-	1,300,000	0.75	$6.85	$-

     The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of zero for both the three months ended March 31, 2019 and 2018, respectively.

    As of March 31, 2019, there was no unrecognized compensation expense related to share options.

   There were no share options exercised during both the three months ended March 31, 2019 and March 31, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options.

   The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Share

On February 6, 2019 the Company granted approximately 280,000 RSUs to certain employees of the Company as part of the 2018 deferred compensation program. 50% of these units will vest on December 1, 2019 and the remaining 50% will vest on December 1, 2020, subject to the grantees’ continued employment through such dates. The Company also granted RSs for new hires throughout the year.

  The following table summarizes RSU activity for the three months ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	297,639	$4.79
Granted	465,519	4.23
Vested	(66,067)	4.84
Balance, end of period	697,091	$4.41

The aggregate fair value of RSUs vested during both the three months ended March 31, 2019 and 2018 were $320 thousand and $88 thousand, respectively. The income tax benefits realized from the vested RSUs were $80 thousand and zero, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended March 31, 2019 and 2018, the Company recorded compensation expenses related to RSU's of 0.3 million and $0.4 million, respectively.

  For the three months ended March 31, 2019 and 2018, the Company recognized income tax benefits of $120 thousand and $58 thousand, respectively, related to the compensation expense recognized for RSUs. As of March 31, 2019, there was $2.2 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.48 years

The Company pays cash distribution equivalents on certain RSUs upon vesting. Distribution equivalents paid on RSUs are generally charged to retained earnings. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

  In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.54%, distribution yield of 18.77%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the three months ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2019:

March 31, 2019
Options Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	0.75	$7.33	$-

        The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended March 31, 2019 and 2018, the Company recorded compensation benefit of zero and $124 thousand, respectively.

For both the three months ended March 31, 2019 and 2018, the Company recognized income tax benefit of zero related to the compensation expense recognized for SARs. As of March 31, 2019, there was no unrecognized compensation expense related to SARs.

12. Net Income per Common Share

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

The computations of basic and diluted net income per share for the quarters and three months ended March 31, 2019 and 2018 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to JMP Group LLC	$5,069	$(283)

Denominator:
Basic weighted average shares outstanding	21,288	21,666

Effect of potential dilutive securities:
Restricted share units	141	-

Diluted weighted average shares outstanding	21,429	21,666

Net income (loss) per share
Basic	$0.24	$(0.01)
Diluted	$0.24	$(0.01)

Due to the net loss for three months ended March 31, 2018, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

13. ASC 606 Revenue from contracts with customers

The following tables represent the Company's total revenues from contracts with customers, disaggregated by major business activity, for the three months ended March 31, 2019 and March 31, 2018, respectively.

	Three Months Ended March 31, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$6,789	$-	$-	$-	$-	$-	$6,789
Strategic advisory and private placements	5,090	-	-	-	-	-	5,090
Total investment banking revenues	11,879	-	-	-	-	-	11,879
Commissions	3,299	-	-	-	-	-	3,299
Research payments	1,209	-	-	-	-	-	1,209
Net trading gains	27	-	-	-	-	-	27
Total brokerage revenues	4,535	-	-	-	-	-	4,535
Base management fees	-	2,704	-	2,704	-	(1,007)	1,697
Incentive management fees	-	6	-	6	-	-	6
Total asset management fees	-	2,710	-	2,710	-	(1,007)	1,703
Total revenues from contracts with customers	$16,414	$2,710	$-	$2,710	$-	$(1,007)	$18,117

	Three Months Ended March 31, 2018
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$11,862	$-	$-	$-	$-	$-	$11,862
Strategic advisory and private placements	8,800	-	-	-	-	-	8,800
Total investment banking revenues	20,662	-	-	-	-	-	20,662
Commissions	3,892	-	-	-	-	-	3,892
Research payments	985	-	-	-	-	-	985
Net trading losses	(213)	-	-	-	-	-	(213)
Total brokerage revenues	4,664	-	-	-	-	-	4,664
Base management fees	-	4,006	-	4,006	-	(946)	3,060
Incentive management fees	-	80	3,285	3,365	-	-	3,365
Total asset management fees	-	4,086	3,285	7,371	-	(946)	6,425
Total revenues from contracts with customers	$25,326	$4,086	$3,285	$7,371	$-	$(946)	$31,751

14. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.9 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.

15. Income Taxes

JMP Group LLC’s election to be taxed as a corporation for United States federal income tax purposes was approved by the Internal Revenue Service with an effective date of January 1, 2019. Taxable income derived from the investment activities of its previously untaxed pass-through entities will now be taxed at a U.S. federal and state corporate rate, along with the Company’s corporate subsidiaries.

For the three months ended March 31, 2019 and 2018, the Company recorded income tax benefit of $4.1 million and benefit of $5.6 million, respectively. The effective tax benefit rates were 424.85% and 76.12% for the three months ended March 31, 2019 and 2018, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the following: (i) a change in tax status from non-taxable to taxable which resulted in recognizing the initial temporary differences between book bases and tax bases of assets and liabilities, and (ii) the executive remuneration limitation related to covered employees.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

16. Commitments and Contingencies

      In connection with its underwriting activities, JMP Securities  may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. At both March 31, 2019 and December 31, 2018, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker  may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both March 31, 2019 and December 31, 2018. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $1.9 million and $28.7 million as of March 31, 2019 and December 31, 2018. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $1.9 million and $27.0 million as of March 31, 2019 and December 31, 2018.

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $22.5 million and $29.8 million, which were $21.5 million and $28.7 million in excess of the required net capital of $1.0 million and $1.1 million at March 31, 2019 and December 31, 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.48 to 1 and 0.57 to 1 at March 31, 2019 and December 31, 2018, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of March 31, 2019 and December 31, 2018, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $22.5 million and $18.6 million, respectively, which consisted of investments in hedge and other private funds of $12.2 million and $8.6 million, respectively, and an investment in HCC common stock of $10.3 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $1.7 million and $3.1 million for the quarters ended March 31, 2019 and 2018. Also, the Company earned incentive fees of zero and $3.4 million, from these affiliated entities for the three months ended March 31, 2019 and 2018.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of March 31, 2019 and December 31, 2018, the Company’s portion of the outstanding loan balance to this entity was both $2.4 million. The Company determined the fair value of loans held for investment to be $2.4 million as of March 31, 2019 and $2.3 million as of December 31, 2018, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of March 31, 2019, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million as capital attributable to non-controlling interest upon execution as of December 31, 2018. The Company has allocated income on the investment based on the affiliates' pro-rata share of ownership of the investment series of $57 thousand for the year ended December 31, 2018 and $15 thousand for the three months ended March 31, 2019.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2019 and December 31, 2018 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2019 and 2018, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of March 31, 2019 or December 31, 2018.

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

20. Litigation

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

21. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of zero and $1.4 million as of March 31, 2019 and December 31, 2018, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 18 for description of the Company's unfunded commitments to lend as of March 31, 2019 and December 31, 2018.

22. Business Segments

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

The Company’s segment information for the quarters and three months ended March 31, 2019 and 2018 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended March 31,
	2019	2018
Broker-Dealer
Non-interest revenues	$16,420	$25,329
Total net revenues after provision for loan losses	$16,420	$25,329
Non-interest expenses	17,900	22,916
Segment operating pre-tax net income (loss)	$(1,480)	$2,413
Segment assets	$46,764	$59,619
Asset Management Fee Income
Non-interest revenues	$2,361	$3,989
Total net revenues after provision for loan losses	$2,361	$3,989
Non-interest expenses	3,090	5,020
Segment operating pre-tax net loss	$(729)	$(1,031)
Segment assets	$11,053	$19,004
Investment Income
Non-interest revenues	$5,751	$2,168
Net interest income	3,322	2,127
Provision for loan losses	-	(893)
Total net revenues after provision for loan losses	$9,073	$3,402
Non-interest expenses	2,549	4,189
Segment operating pre-tax net income (loss)	$6,524	$(787)
Segment assets	$116,358	1,017,558
Corporate Costs
Non-interest expenses	$2,060	$2,258
Segment operating pre-tax net loss	$(2,060)	$(2,258)
Segment assets	$304,719	$293,057
Eliminations
Non-interest revenues	$(1,014)	$(979)
Total net revenues after provision for loan losses	$(1,014)	$(979)
Non-interest expenses	(1,014)	(981)
Segment operating pre-tax net income	$-	$2
Segment assets	$(257,129)	$(287,419)
Consolidating adjustments and reconciling items
Non-interest revenues	$132 (a)	$(2,213)	(a)
Net interest income	195 (b)	881	(b)
Loss on repurchase or early retirement of debt	-	(2,626)
Provision for loan losses	-	(572)
Total net revenues after provision for loan losses	$327	$(4,530)
Non-interest expenses	1,545 (c)	1,124	(c)
Non-controlling interest expense	70	(1,464)
Segment operating pre-tax net loss	$(1,288)	$(4,190)
Segment assets	-	-
Total Segments
Non-interest revenues	23,649	28,294
Net interest income	3,518	3,008
Loss on repurchase, reissuance or early retirement of debt	-	(2,626)
Provision for loan losses	-	(1,465)
Total net revenues after provision for loan losses	$27,167	$27,211
Non-interest expenses	26,130	34,526
Non-controlling interest expense	70	(1,464)
Consolidated net income (loss) attributable to JMP Group LLC	$967	$(5,851)
Total assets	$221,765	$1,101,818

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Three Months Ended March 31,
	2019	2018
Operating net income (loss)	$1,669	$(1,631)
Addback (subtract) of segment income tax expense (benefit)	586	(30)
Total segments adjusted operating pre-tax net income (loss)	$2,255	$(1,661)
Subtract (add back)
Share-based awards and deferred compensation	844	144
General loan loss provision – CLOs, CLO warehouse	-	329
Early debt retirement/reissuance	-	1,318
Restructuring costs – CLOs	-	64
Amortization of intangible asset – CLO III	277	69
Unrealized loss – real estate-related depreciation and amortization	557	1,628
Unrealized mark-to-market (gain) loss - strategic equity investments	(390)	638
Total consolidation adjustments and reconciling items	1,288	4,190
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$967	$(5,851)

Income tax benefit	(4,102)	(5,568)
Consolidated net income (loss) attributable to JMP Group LLC	$5,069	$(283)

23. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. In the first quarter of 2019, the Company deconsolidated its CLOs from its balance sheet but retained an ownership investment in the CLOs. As the CLOs are VIEs, the CLOs are presented in the nonconsolidated VIE table as of March 31, 2019. See Note 1 for additional information on deconsolidation of the CLOs. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	March 31, 2019				December 31, 2018
	Financial Statement				Financial Statement
	Carrying Amount		Maximum		Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets	Assets	Liabilities	Exposure to Loss	VIE Assets
CLOs	$81,329	$-	$83,581	$1,173,722	$-	$-	$-	$-
Fund investments	4,705	-	6,609	180,435	5,083	-	7,028	204,646
Other investments	3,967	-	3,967	1,238,337	933	-	933	1,235,146
Total	$90,001	$-	$94,157	$2,592,494	$6,016	$-	$7,961	$1,439,792

24. Consolidating Financial Statements

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

The following condensed consolidating financial statements present the condensed consolidated statements of financial condition, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows of JMP Group LLC (parent company and guarantor), JMP Group Inc. (issuer), JMP Investment Holdings LLC (guarantor subsidiary), and the elimination of entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of March 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$2,963	$6,103	$32,843	$-	$41,909
Restricted cash and deposits	-	1,221	-	-	1,221
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	5,608	-	5,608
Marketable securities owned	48,088	666	43,510	(74)	92,190
Other investments	4,391	1,497	17,559	-	23,447
Loans held for investment, net of allowance for loan losses	1,648	885	2,429	-	4,962
Interest receivable	27	7	636	(359)	311
Fixed assets, net	-	-	2,575	-	2,575
Operating lease right-of-use asset	-	22,104	-	-	22,104
Other assets	(13,531)	143,239	42,306	(144,576)	27,438
Investment in subsidiaries	288,388	76,688	-	(365,076)	-
Total assets	$331,974	$252,410	$147,466	$(510,085)	$221,765

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$2,696	$-	$2,696
Accrued compensation	407	575	4,665	-	5,647
Interest payable	-	1,071	323	(359)	1,035
Notes payable	127,603	-	17,763	(144,537)	829
Bond payable, net of debt issuance costs	-	83,675	-	(75)	83,600
Operating lease liability	-	27,470	-	-	27,470
Other liabilities	3,348	2,233	8,393	67	14,041
Total liabilities	$131,358	$115,024	$33,840	$(144,904)	$135,318

Total shareholders' equity	200,616	137,386	114,024	(365,393)	86,633
Nonredeemable Non-controlling Interest	$-	$-	$(398)	$212	$(186)
Total equity	$200,616	$137,386	$113,626	$(365,181)	$86,447
Total liabilities and equity	$331,974	$252,410	$147,466	$(510,085)	$221,765

	As of December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$4,863	$8,755	$57,309	$-	$70,927
Restricted cash and deposits	-	1,221	60,660	-	61,881
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,647	-	6,647
Marketable securities owned, at fair value	10,027	-	8,921	(74)	18,874
Other investments	10,922	1,785	13,262	(9,845)	16,124
Loans held for investment, net of allowance for loan losses	1,139	-	28,469	-	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,161,463	-	1,161,463
Interest receivable	137	1	3,345	(479)	3,004
Fixed assets, net	-	-	2,351	-	2,351
Other assets	(18,812)	121,932	63,386	(146,143)	20,363
Investment in subsidiaries	317,113	77,427	-	(394,540)	-
Total assets	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$4,626	$-	$4,626
Accrued compensation	-	150	41,459	-	41,609
Asset-backed securities issued, net of debt issuance costs	-	-	1,122,187	(9,845)	1,112,342
Interest payable	-	1,071	10,614	(475)	11,210
Notes payable	127,603	-	17,763	(144,537)	829
CLO warehouse credit facilities	-	-	22,500	-	22,500
Bond payable, net of debt issuance costs	-	83,572	-	(75)	83,497
Other liabilities	2,700	7,603	8,620	(1,500)	17,423
Total liabilities	$130,303	$92,396	$1,227,769	$(156,432)	$1,294,036

Total shareholders' (deficit) equity	181,497	118,725	178,346	(394,861)	83,707
Nonredeemable Non-controlling Interest	$13,589	$-	$(302)	$212	$13,499
Total equity	$195,086	$118,725	$178,044	$(394,649)	$97,206
Total liabilities and equity	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

	For the Three Months Ended March 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$11,879	$-	$11,879
Brokerage	-	-	4,535	-	4,535
Asset management fees	-	-	1,742	(39)	1,703
Principal transactions	418	62	4,808	-	5,288
Loss on sale, payoff and mark-to-market of loans	-	-	(17)	-	(17)
Net dividend income	102	13	181	-	296
Other income (loss)	29	-	(64)	-	(35)
Equity earnings (losses) of subsidiaries	10,889	(735)	-	(10,154)	-
Non-interest revenues	11,438	(660)	23,064	(10,193)	23,649

Interest income	950	1,089	14,428	(2,176)	14,291
Interest expense	(1,056)	(2,066)	(9,827)	2,176	(10,773)
Net interest income (expense)	(106)	(977)	4,601	-	3,518
Total net revenues (losses) after provision for loan losses	11,332	(1,637)	27,665	(10,193)	27,167

Non-interest expenses
Compensation and benefits	581	1,044	15,597	-	17,222
Administration	146	109	1,713	(39)	1,929
Brokerage, clearing and exchange fees	-	-	701	-	701
Travel and business development	38	8	975	-	1,021
Managed deal expense	-	-	533	-	533
Communications and technology	1	-	1,052	-	1,053
Occupancy	-	-	1,423	-	1,423
Professional fees	570	64	822	-	1,456
Depreciation	-	-	297	-	297
Other	278	-	217	-	495
Total non-interest expenses	1,614	1,225	23,330	(39)	26,130
Net income (loss) before income tax expense	9,718	(2,862)	4,335	(10,154)	1,037
Income tax expense (benefit)	313	(4,899)	484	-	(4,102)
Net income	9,405	2,037	3,851	(10,154)	5,139
Less: Net income (loss) attributable to nonredeemable non-controlling interest	167	-	(97)	-	70
Net income attributable to JMP Group LLC	$9,238	$2,037	$3,948	$(10,154)	$5,069

	For the Three Months Ended March 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$20,662	$-	$20,662
Brokerage	-	-	4,664	-	4,664
Asset management fees	-	-	6,604	(179)	6,425
Principal transactions	(3,176)	(18)	(426)	-	(3,620)
Loss on sale, payoff and mark-to-market of loans	-	-	(182)	-	(182)
Net dividend income	271	3	22	-	296
Other income	-	-	49	-	49
Equity earnings of subsidiaries	3,519	71	-	(3,590)	-
Non-interest revenues	614	56	31,393	(3,769)	28,294

Interest income (expense)	664	1,141	12,974	(2,069)	12,710
Interest expense	(1,144)	(2,292)	(8,335)	2,069	(9,702)
Net interest income	(480)	(1,151)	4,639	-	3,008

Loss on repurchase, reissuance or early retirement of debt	-	-	(2,626)	-	(2,626)
Reversal (provision) for loan losses	15	-	(1,480)	-	(1,465)

Total net revenues after provision for loan losses	149	(1,095)	31,926	(3,769)	27,211

Non-interest expenses
Compensation and benefits	460	841	22,960	-	24,261
Administration	153	137	2,122	(179)	2,233
Brokerage, clearing and exchange fees	-	-	777	-	777
Travel and business development	67	15	872	-	954
Managed deal expense	-	-	1,566	-	1,566
Communications and technology	-	2	1,060	-	1,062
Occupancy	-	-	1,117	-	1,117
Professional fees	672	84	1,149	-	1,905
Depreciation	-	-	264	-	264
Other	69	-	318	-	387
Total non-interest expenses	1,421	1,079	32,205	(179)	34,526
Net loss before income tax expense	(1,272)	(2,174)	(279)	(3,590)	(7,315)
Income tax expense (benefit)	-	(5,989)	421	-	(5,568)
Net income (loss)	(1,272)	3,815	(700)	(3,590)	(1,747)
Less: Net loss attributable to nonredeemable non-controlling interest	$(1,045)	-	(419)	-	(1,464)
Net income (loss) attributable to JMP Group LLC	(227)	$3,815	$(281)	$(3,590)	$(283)

	For the Three Months Ended March 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15,198	$(19,139)	$(29,283)	$(10,154)	$(43,378)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(637)	-	(637)
Purchases of other investments	(11)	-	(833)	-	(844)
Sales or distributions from other investments	625	-	8,565	(878)	8,312
Funding of loans collateralizing asset-backed securities issued	-	-	(35,153)	-	(35,153)
Funding of loans held for investment	(646)	(876)	(23,580)	-	(25,102)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	23,806	-	23,806
Sale, payoff and principal receipts on loans held for investment	4	-	6,872	-	6,876
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	-	(27,771)	-	(27,771)
Investment in subsidiary	(13,228)	739	-	12,489	-
Net cash provided by (used in) investing activities	$(13,256)	$(137)	$(48,731)	$11,611	$(50,513)

Cash flows from financing activities:
Proceeds from drawdowns on CLO warehouse facilities	-	-	7,750	-	7,750
Repayment of asset-backed securities issued	-	-	(1,679)	878	(801)
Distributions and distribution equivalents paid on common shares and RSUs	(1,070)	-	-	-	(1,070)
Purchases of common shares for treasury	(669)	-	-	-	(669)
Distributions to non-controlling interest shareholders	(913)	-	-	-	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(84)	-	-	-	(84)
Capital contributions of parent	(1,111)	16,624	(13,182)	(2,331)	-
Net cash provided by (used in) financing activities	$(3,847)	$16,624	$(7,111)	$(1,453)	$4,213
Net increase (decrease) in cash and cash equivalents	(1,905)	(2,652)	(85,125)	4	(89,678)
Cash, cash equivalents and restricted cash, beginning of period	4,863	9,976	117,969	-	132,808
Cash, cash equivalents and restricted cash, end of period	$2,958	$7,324	$32,844	$4	$43,130

	For the Three Months Ended March 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,760	$(566)	$(29,990)	$(3,586)	$(22,382)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(111)	-	(111)
Purchases of other investments	(5,021)	(426)	-	4,453	(994)
Sales or distributions from other investments	228	-	540	-	768
Funding of loans collateralizing asset-backed securities issued	-	-	(72,642)	-	(72,642)
Funding of loans held for investment	-	-	(63,245)	-	(63,245)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	82,909	-	82,909
Sale, payoff and principal receipts on loans held for investment	1,166	-	265	-	1,431
Investment in subsidiary	4,865	(1,194)	-	(3,671)	-
Net cash provided by (used in) investing activities	1,238	$(1,620)	$(52,284)	$782	$(51,884)

Cash flows from financing activities:
Proceeds from issuance of repurchase agreement	$3,878	-	-	-	3,878
Proceeds from drawdowns on line of credit	-	-	8,000	-	8,000
Proceeds from drawdowns of CLO warehouse facility	-	-	51,550	-	51,550
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payment of debt issuance costs	-	(122)	(1,715)	-	(1,837)
Repayment of asset-backed securities issued	-	-	(332,100)	-	(332,100)
Proceeds of issuance from asset-backed securities issued	-	-	332,100	(4,453)	327,647
Distributions and distribution equivalents paid on common shares and RSUs	(2,038)	-	-	-	(2,038)
Capital contributions of nonredeemable non-controlling interest holders	-	-	445	-	445
Purchases of common shares for treasury	(1,044)	-	-	-	(1,044)
Distributions to non-controlling interest shareholders	-	-	(108)	-	(108)
Capital contributions of parent	(23,322)	2,149.00	13,916	7,257	-
Net cash provided by (used in) financing activities	$(22,526)	$2,027	$72,917	$2,804	$55,222
Net decrease in cash and cash equivalents	(9,528)	(159)	(9,357)	-	(19,044)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	-	137,321
Cash, cash equivalents and restricted cash, end of period	$4,104	$6,131	$108,042	$-	$118,277

25. Subsequent Events

On April 22, 2019, the Company's board of directors approved the extension of the Company’s share repurchase program through June 30, 2019. The current repurchase program was initially authorized on December 13, 2017 and allowed for the repurchase of up to one million of the Company’s outstanding common shares through April 20, 2019. As of March 31, 2019, the Company had 212,986 shares available to be purchased under the repurchase program.

On April 29, 2019, the Company’s board of directors declared cash distributions of $0.04 per share for the first quarter of 2019. The distribution is payable on May 31, 2019, to shareholders of record as of May 17, 2019.

On May 13, 2019, the Company’s board of directors  authorized the launch of a tender offer (the “Tender Offer”) to repurchase for cash up to 3,000,000 of shares representing limited liability company interests of the Company. The Tender Offer is expected to commence on May 16, 2019 and is set to expire on June 13, 2019. The Company has set the purchase price of the shares in the Tender Offer at $3.95 per share.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2018 contained in our Form 10-K (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

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

Deconsolidation of the CLOs and JMPCA

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). The expiration of the non-call period resulted in the Company losing control over the most significant activities of CLO III. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding junior subordinated notes of CLO III and the Company will account for its ownership of the CLO III subordinated notes as an investment in a CLO debt security and will recognize interest income based on the effective yield method. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III for the three months ended March 31, 2019.

On March 19, 2019, the Company sold a 50.1% equity interest in JMP Credit Advisors LLC ("JMPCA") JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. JMP Holding LLC, a wholly-owned subsidiary of the Company, retained 45.0% of the equity interest in JMPCA. Due to the transaction JMPCA went through a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that we are not the primary beneficiary of JMPCA as we are not the party with the power to direct the most significant activities of JMPCA. As the Company was determined to not be the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company still retains 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it will account for its retained interest as an equity method investment after the date of deconsolidation, however; the Company has made the election to use the fair value option to account for the investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA manages.

After the sale of JMPCA, the Company concluded that it has lost the ability to direct the most significant activities of the VIEs: JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”), and JMP Capital Advisors CLO VI Ltd. ("CLO VI") (collectively with CLO III the “CLOs”) and also deconsolidated those CLOs as of March 19, 2019. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V as of March 31, 2019, 100% and 25% of the senior subordinated notes of CLO IV and CLO V, respectively, and 33% of the preference shares of CLO VI as of March 31, 2019. The Company will account for its ownership of the subordinated notes as a beneficial interest in a debt security and will account for its ownership of the CLO VI preference shares as an equity investment. The Company will classify the junior subordinated notes as available-for-sale and will classify the senior subordinated notes as trading. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million for the three months ended March 31, 2019 in revenues from principal transactions.

The Election for JMP Group LLC to be Taxed as a C Corporation

Since January 2015, JMP Group LLC had been a publicly traded partnership and, as such, was taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.” On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than as a partnership, going forward. The election was approved and became retroactively effective as of January 1, 2019. As a partnership, the Company has only paid taxes on a few taxable corporate holding subsidiaries.

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations and a specialty finance company (through March 19, 2019).

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

Brokerage Revenues

Our brokerage revenues include trading commissions paid by customers for purchases or sales of exchange-listed and over-the-counter (“OTC”) equity securities. Commissions resulting from equity securities transactions executed on behalf of customers are recorded on a trade date basis. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer.  Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to deliver equity research and other value-added services to our clients. The ability to execute trades electronically, through the internet and through other alternative trading systems, has increased pressure on trading commissions and spreads across our industry. We expect this trend toward alternative trading systems and the related pricing pressure in the brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the equity research and other value-added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, an institutional investor concentrates its trading with fewer “execution” brokers and pays a fixed amount for execution, with a designated amount set aside for payments to other firms for research or other brokerage services. Accordingly, trading volume directed to us by investors that enter into such arrangements may be reduced, or eliminated, but we may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we agree to this practice and depending on our ability to enter into arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our brokerage business by negatively affecting both volumes and trading commissions.

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

As of March 31, 2019 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

 The Company sold the general partnership interest in the Harvest Small Cap Partners ("HSCP") fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated.  As a result, the Company's AUM decreased by $365.7 million on January 1, 2019. As part of the sale, the Company will receive a portion of the management and incentive fees generated by these funds over the next five years, subject to a limit on the total revenue share. The revenue share will be recognized as other income.

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist, an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. A wholly-owned subsidiary of the Company will retain a 45.0% interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As a result of the transaction, JMPCA has been renamed Medalist Partners Corporate Finance LLC. The transaction agreement also requires Medalist to provide additional capital to purchase preference shares in the Borrower to finance the acquisition of broadly syndicated corporate loans, which resulted in Medalist related entities purchasing 66% of the outstanding preference shares of CLO VI as of March 31, 2019. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA manages.

Prior to the sale of the majority equity interest in JMPCA, the asset management fees for the CLOs under management during the period consisted only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMPCA from the CLOs are eliminated on consolidation in accordance with GAAP. For both the three months ended March 31, 2019 and 2018, the contractual senior and subordinated base management fees earned from CLO III were 0.33% of the average aggregate collateral balance. For both the three months ended March 31, 2019 and 2018, the contractual base and subordinated fees earned from CLO IV were 0.50% of the average aggregate collateral balance. For the three months ended March 31, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions. For the three months ended March 31, 2019 the contractual base and subordinated fees earned from CLO V were 0.50% of the average aggregate collateral balance. For the three months ended March 31, 2019, the contractual base and subordinated fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, HCAP Advisors, and CLOs managed by JMPCA:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$-	$365,728	$-	$-
Harvest Agriculture Select (3)	74,821	68,591	199	490
Private Equity Funds:
Harvest Growth Capital LLC	18,496	20,189	800	876
Harvest Growth Capital II LLC	174,571	198,782	3,480	3,823
Harvest Intrexon Enterprise Fund	59,439	67,729	336	415
JMP Realty Partners I	39,782	39,782	2,832	2,832
Other	20,924	20,924	N/A	N/A
Funds of Funds:
JMP Masters Fund (4)	2,089	2,371	5	5
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	112,876	123,689	N/A	N/A
JMP Capital I	23,529	23,529	2,329	2,329
HCS, JMPAM, and HCAP Advisors Totals	$526,527	$931,314	$9,981	$10,770

CLOs Managed by JMPCA:
CLO III (5) (6)	-	360,086	N/A	N/A
CLO IV (5) (6)	-	450,594	N/A	N/A
CLO V (5) (6)	-	400,557	N/A	N/A
CLO VI warehouse (5) (6)	-	34,219	N/A	N/A
JMPCA Totals	$-	$1,245,456	N/A	N/A

Assets Under Management by Sponsored Funds: (7)
CLOs and CLO warehouse	1,258,158	-	N/A	N/A
Other asset management funds	3,670,037	3,448,725	N/A	N/A
Sponsored Funds Totals	$4,928,195	$3,448,725	N/A	N/A

JMP Group LLC Totals	$5,454,722	$5,625,495	$9,981	$10,770

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund, and Other, assets under management represent the net assets of such funds. For JMP Realty Partners I and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I the commitment amount is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)	CLO III, CLO IV, CLO V and CLO VI warehouse were consolidated in the Consolidated Statements of Financial Condition as of December 31, 2018. CLO III, CLO IV, CLO V and CLO VI were deconsolidated during the first quarter of 2019.
(7)	Sponsored funds are asset managers in which the Company owns an economic interest.

(In thousands)	Three Months Ended March 31, 2019
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Agriculture Select (1)	47	177	-
Private Equity Funds:
Harvest Growth Capital LLC	(40)	-	-
Harvest Growth Capital II LLC	(343)	146	-
Harvest Intrexon Enterprise Fund	(79)	176	-
JMP Realty Partners I	820	92	-
Other	-	6	-
Funds of Funds:
JMP Masters Fund (2)	-	5	-
Loans:
Harvest Capital Credit Corporation (3)	N/A	842	6
JMP Capital I	-	20	-
CLOs and Other:
CLO III (4) (5)	N/A	271	N/A
CLO IV (4) (5)	N/A	482	N/A
CLO V (4) (5)	N/A	428	N/A
CLO VI warehouse (4) (5)	N/A	13	N/A
Totals	$405	$2,658	$6

(1)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(2)	JMP Masters began the process of liquidation on December 31, 2015.
(3)	Management fees earned includes administrative services revenue.
(4)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(5)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and JMPCA were all deconsolidated in the first quarter of 2019.

(In thousands)	Three Months Ended March 31, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$23	1,505	3,285
Harvest Agriculture Select (2)	(330)	231	-
Private Equity Funds:
Harvest Growth Capital LLC	-	-	-
Harvest Growth Capital II LLC	38	157	-
Harvest Intrexon Enterprise Fund	(62)	176	-
JMP Realty Partners I	10	89	-
Other	-	10	79
Funds of Funds:
JMP Masters Fund (3)	-	7	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	1,014	-
JMP Capital I	-	4	-
CLOs and Other:
CLO III (5) ) (6)	N/A	269	N/A
CLO IV (5) (6)	N/A	564	N/A
CLO V warehouse (5) (6)	N/A	68	N/A
Totals	$(321)	$4,094	$3,364

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and JMPCA were all deconsolidated in the first quarter of 2019.

Principal Transactions

Principal transaction revenues include net realized and unrealized gains and losses resulting from our principal investments in equity and other securities for our own account as well as equity-linked warrants received from certain investment banking clients and limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings, or losses, attributable to interests in investment partnerships managed by our asset management subsidiaries, HCS and JMPAM, which are recorded using the fair value option and the net asset value practical expedient, or are accounted for using the equity method of accounting. Revenues also included unrealized gains and losses on investments that elect the fair option and unrealized gains and losses on the deconsolidation of businesses and investments. In addition, our principal transaction revenues include unrealized gains or losses on an investment in an entity that acquires buildings and land for the purpose of holding, managing and selling the properties and also include unrealized gains or losses on the investments in other private companies.

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

Other Income

Other income includes revenues from equity method investments, revenues from fee-sharing arrangements with our funds, contingent revenue from a sale of a general partnership, subordinated management fees earned on CLO investments, and fees earned to raise capital for third-party investment partnerships.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing asset-backed securities issued, investments in CLO equity tranches, and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status.

On January 17, 2019, the non-call period for CLO III expired and the Company lost the ability to direct the most significant activities of CLO III. As a result, the Company deconsolidated CLO III as of January 17, 2019 and ceased recognizing interest income on loans collateralizing asset-backed securities for CLO III as of the date of sale.

On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over the CLO IV, CLO V, and the CLO VI warehouse, the Company deconsolidated these entities and ceased recognizing interest income on loans collateralizing asset-backed securities as of the date of sale for CLO IV, CLO V, and CLO VI. After deconsolidation of the CLOs and the CLO VI warehouse, the Company accounted for its ownership of the subordinated notes of the CLOs as beneficial interests in debt securities and recorded interest income on those instruments using the effective-yield method.

Interest Expense

Interest expense primarily consists of interest expense related to asset-backed securities issued, Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective asset-backed securities issued and notes payable. Due to deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording interest expense on asset-backed securities issued as of January 17, 2019 for CLO III and on March 19, 2019, for CLO IV, CLO V, and CLO VI warehouse.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes and non-revolving credit agreements at JMP Capital LLC, JMP Investment Holdings LLC, and JMP Group Inc., (collectively loans held for investment) and on loans collateralizing asset-backed securities (“ABS”) in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in the loans held for investment’s and the CLO's loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

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

Due to the deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording provisions for loan losses on the loans collateralizing asset-backed securities issued and the loans held for investment in the warehouse.

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

Income Taxes

Since January 2015, JMP Group LLC had been a publicly traded partnership and, as such, was taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.” On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The election was approved and became retroactively effective as of January 1, 2019. As a partnership, the Company has only paid taxes on a few taxable corporate holding subsidiaries.

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

Non-controlling Interest

 Non-controlling interest for both the three months ended March 31, 2019 and 2018 includes the interest of third parties in CLO III (through January 17, 2019), HCS Strategic Investments LLC, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

          The Company currently manages several asset management funds, which are structured as limited partnerships, and is the general partner of each. The Company assesses whether the partnerships meet the definition of VIEs in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner controls the limited partnership may be overcome if the limited partners have substantive kick-out rights.

       On September 30, 2014, the Company closed CLO III, which was determined to be a variable interest entity. The Company was identified as the primary beneficiary, based on the ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. As of September 27, 2016, the Company’s ownership of unsecured subordinated notes was 46.7%. In February 2018,  the Company closed a reset of the asset-backed securities issued by CLO III, which lowered the weighted average costs of funds by 55 basis points and extended the reinvestment period for two years. In connection with the reset, the Company recorded losses on early retirement of debt related to unamortized debt issuance costs of $2.6 million for the quarter ended March 31, 2018. On January 17, 2019, the non-call period for CLO III expired and the Company lost the ability to direct the most significant activities of CLO III. As a result, the Company deconsolidated CLO III as of January 17, 2019 and ceased recognizing any non-controlling interest.

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

HCS Strategic Investments LLC ("HCS SI") was formed on September 27, 2017. The purpose of HCS SI is to purchase, hold, and sell portfolio securities. On November 20, 2017, HCS SI made an investment in an investment advisor to purchase approximately 25.0% of the issued and outstanding equity securities. On January 9, 2018, a debt fund purchased 30% of the investment series in the investment advisor for $0.4 million and the Company's ownership percentage of HCS SI was reduced to 70%.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Change from 2018 to 2019
	2019	2018	$	%
Revenues
Investment banking	$11,879	$20,662	$(8,783)	-42.5%
Brokerage	4,535	4,664	(129)	-2.8%
Asset management fees	1,703	6,425	(4,722)	-73.5%
Principal transactions	5,288	(3,620)	8,908	246.1%
Loss on sale, payoff and mark-to-market of loans	(17)	(182)	165	90.7%
Net dividend income	296	296	-	0.0%
Other income (loss)	(35)	49	(84)	-171.4%
Non-interest revenues	23,649	28,294	(4,645)	-16.4%

Interest income	14,291	12,710	1,581	12.4%
Interest expense	(10,773)	(9,702)	(1,071)	-11.0%
Net interest income	3,518	3,008	510	17.0%

Loss on repurchase, reissuance, or early retirement of debt	-	(2,626)	2,626	N/A
Provision for loan losses	-	(1,465)	1,465	N/A

Total net revenues after provision for loan losses	27,167	27,211	(44)	-0.2%

Non-interest expenses
Compensation and benefits	17,222	24,261	(7,039)	-29.0%
Administration	1,929	2,233	(304)	-13.6%
Brokerage, clearing and exchange fees	701	777	(76)	-9.8%
Travel and business development	1,021	954	67	7.0%
Managed deal expenses	533	1,566	(1,033)	-66.0%
Communication and technology	1,053	1,062	(9)	-0.8%
Occupancy	1,423	1,117	306	27.4%
Professional fees	1,456	1,905	(449)	-23.6%
Depreciation	297	264	33	12.5%
Other	495	387	108	27.9%
Total non-interest expenses	26,130	34,526	(8,396)	-24.3%
Income (loss) before income tax expense	1,037	(7,315)	8,352	114.2%
Income tax benefit	(4,102)	(5,568)	1,466	26.3%
Net income (loss)	5,139	(1,747)	6,886	394.2%
Less: Net income (loss) attributable to non-controlling interest	70	(1,464)	1,534	104.8%
Net income (loss) attributable to JMP Group LLC	$5,069	$(283)	$5,352	1891.2%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Overview

Total net revenues after provision for loan losses was $27.2 million for both of the quarters ended March 31, 2019 and 2018.

Non-interest revenues decreased $4.7 million, or 16.4%, from $28.3 million for the quarter ended March 31, 2018 to $23.6 million in the same period in 2019. This decrease was driven by an $8.8 million decrease in investment banking revenues and a $4.7 million decrease in asset management revenues, partially offset by an $8.9 million increase in principal transaction revenues.

Net interest income increased $0.5 million, or 17.0%, from $3.0 million for the quarter ended March 31, 2018 to $3.5 million for the quarter ended March 31, 2019. The increase in interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019 which resulted in the recognition of $0.6 million of interest income on the Company's retained interest in the subordinated notes of the CLOs.

Loss on retirement of debt decreased $2.6 million, or 100.0%, from a loss of $2.6 million for the quarter ended March 31, 2018 to zero for the quarter ended March 31, 2019. The decrease in loss on retirement was due to the refinancing of the CLO III asset-backed securities which took place in February 2018.

Provision for loan losses decreased $1.5 million from a provision of $1.5 million for the quarter ended March 31, 2018 to zero for the quarter ended March 31, 2019.The decrease in provision of loan losses was due to the deconsolidation of the CLOs during the three months ended March 31, 2019.

Total non-interest expenses decreased $8.4 million, or 24.3%, from $34.5 million for the quarter ended March 31, 2018 to $26.1 million for the quarter ended March 31, 2019, primarily due to a $7.0 million decrease in compensation and benefit, a $1.0 million decrease in managed deal expenses, and a $0.4 million decrease in professional fees.

Net income attributable to non-controlling interest increased $1.6 million, or 104.8%, from net loss of $1.5 million for the quarter ended March 31, 2018 to a net income of $0.1 million for the quarter ended March 31, 2019. The increase in net income attribute to non-controlling interest holders is due to large losses incurred in the quarter ended March 31, 2018 at CLO III due to the refinancing of the outstanding ABS.

Net income attributable to JMP Group LLC increased $5.4 million from a net loss of $0.3 million for the quarter ended March 31, 2018 to net income of $5.1 million for the quarter ended March 31, 2019. The increase in net income attributable to JMP Group LLC was due to the Company's election to be treated as a C-corporation for tax purposes which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held by pass through entities.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrant positions;

(vi)	excludes general loan loss provisions related to the CLOs prior to Q1 2019;

(vii)	reverses the one-time transaction costs related to the refinancing of the debt;

(viii)

reverses one-time expenses associated with the redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of the amortization of remaining capitalized issuance costs for each;

(ix)	as of the quarter ended March 31, 2019, a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC, while, prior to the quarter ended March 31, 2019, a combined federal, state and local income tax rate of 26% at the taxable direct subsidiary of the Company and a tax rate of 0% at the company’s other direct subsidiary, which was a “pass-through entity” for tax purposes.

(x)	presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$11,879	$-	$-	$-	$-	$-	$11,879
Brokerage	4,535	-	-	-	-	-	4,535
Asset management related fees	6	2,361	46	2,407	-	(1,014)	1,399
Principal transactions	-	-	5,387	5,387	-	-	5,387
Loss on sale, payoff, and mark-to-market of loans	-	-	(17)	(17)	-	-	(17)
Net dividend income	-	-	335	335	-	-	335
Net interest income	-	-	3,322	3,322	-	-	3,322
Adjusted net revenues	16,420	2,361	9,073	11,434	-	(1,014)	26,840

Non-interest expenses
Non-interest expenses	17,900	3,090	2,549	5,639	2,060	(1,014)	24,585

Operating pre-tax net income (loss)	(1,480)	(729)	6,524	5,795	(2,060)	-	2,255

Income tax expense (benefit)	(385)	(191)	1,697	1,506	(535)	-	586

Operating net income (loss)	$(1,095)	$(538)	$4,827	$4,289	$(1,525)	$-	$1,669

	Three Months Ended March 31, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$20,661	$-	$-	$-	$-	$2	$20,663
Brokerage	4,664	-	-	-	-	-	4,664
Asset management related fees	4	3,989	3,285	7,274	-	(981)	6,297
Principal transactions	-	-	(1,283)	(1,283)	-	-	(1,283)
Loss on sale, payoff, and mark-to-market of loans	-	-	(161)	(161)	-	-	(161)
Net dividend income	-	-	327	327	-	-	327
Net interest income	-	-	2,127	2,127	-	-	2,127
Provision for loan losses	-	-	(893)	(893)	-	-	(893)
Adjusted net revenues	25,329	3,989	3,402	7,391	-	(979)	31,741

Non-interest expenses
Non-interest expenses	22,916	5,020	4,189	9,209	2,258	(981)	33,402

Operating pre-tax net income (loss)	2,413	(1,031)	(787)	(1,818)	(2,258)	2	(1,661)

Income tax expense (benefit)	627	(268)	(108)	(376)	(281)	-	(30)

Operating net income (loss)	$1,786	$(763)	$(679)	$(1,442)	$(1,977)	$2	$(1,631)

The following table reconciles operating net income to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months ended March 31, 2019 and 2018.

(In thousands)	Year Ended December 31,
	2019	2018
Consolidated net income (loss) attributable to JMP Group LLC	$5,069	$(283)
Income tax benefit	(4,102)	(5,568)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$967	$(5,851)
Addback (subtract)
Share-based awards and deferred compensation	(844)	(144)
General loan loss provision – collateralized loan obligations	-	(329)
Early retirement of debt	-	(1,318)
Restructuring costs – CLO portfolios	-	(64)
Amortization of intangible asset – CLO III	(277)	(69)
Unrealized loss – real estate-related depreciation and amortization	(557)	(1,628)
Unrealized mark-to-market gain (loss) -strategic equity investments	390	(638)
Total consolidation adjustments and reconciling Items	(1,288)	(4,190)
Total segments operating pre-tax net income (loss)	$2,255	$(1,661)

Subtract (addback) of segment income tax expense (benefit)	586	(30)
Operating net income (loss)	$1,669	$(1,631)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $8.8 million, or 42.5%, from $20.7 million for the quarter ended March 31, 2018 to $11.9 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 75.9% for the quarter ended March 31, 2018 to 43.7% for the quarter ended March 31, 2019. On an operating basis, investment banking revenues were 44.3% and 65.1% for the quarters ended March 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2018 to 2017
	2019		2018
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	17	$6,789	21	$11,862	(4)	$(5,073)	-42.8%
Strategic advisory and private placements	6	5,090	7	8,800	(1)	(3,710)	-42.2%
Total	23	$11,879	28	$20,662	(5)	$(8,783)	-42.5%

The decrease in revenues was driven by a 17.9% decrease in the number of transactions executed and a 30.0% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager increased from one to three for the quarters ended March 31, 2018 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $4.7 million for the quarter ended March 31, 2018 to $4.5 million for the quarter ended March 31, 2019. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 17.1% for the quarter ended March 31, 2018 to 16.7% for the quarter ended March 31, 2019. On an operating basis, brokerage revenues were 16.9% and 14.7% for the quarters ended March 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three months ended March 31,
	2019	2018
Base management fees:
Fees reported as asset management fees	$1,697	$3,061
Less: Non-controlling interest in HCAP Advisors	(226)	(140)
Total base management fees	1,471	2,921

Incentive fees:
Fees reported as asset management fees	$6	$3,364
Less: Non-controlling interest in HCAP Advisors	(2)	-
Total incentive fees	4	3,364

Other fee income (loss):
Fundraising fees and other income (expense)	$(35)	$49
Less: Non-controlling interest in HCAP Advisors	(41)	(37)
Total other fee income (loss)	(76)	12

Asset management related fees:
Fees reported as asset management fees	$1,703	$6,425
Fees reported as other income (expense)	(35)	49
Less: Non-controlling interest in HCAP Advisors	(269)	(177)
Total segment asset management related fee revenues	$1,399	$6,297

Fees reported as asset management fees were $1.7 million and $6.4 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 23.6% for the quarter ended March 31, 2018 to 6.3% for the quarter ended March 31, 2019. Asset management fees decreased from the quarter ended March 31, 2018 due to the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management.

Total segment asset management-related fees include base management fees and incentive fees from our funds, HCC and CLOs under management (through March 19, 2019), as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We believe that segment asset management-related fee revenues provides useful information by indicating the relative contributions of base management fees and performance-related incentive fees, thus facilitating a comparison of those fees in a given period to those in prior and future periods. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue decreased $4.9 million, from $6.3 million for the quarter ended March 31, 2018 to $1.4 million for the quarter ended March 31, 2019. Total base management fees were $1.5 million and $2.9 million for the quarters ended March 31, 2019 and 2018, respectively. Total incentive fees decreased from $3.4 million for the quarter ended March 31, 2018 to zero for the same period in 2019. On an operating basis, asset management related fee revenues were 5.2% and 19.8% for the quarters ended March 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $8.9 million, from a loss of $3.6 million for the quarter ended March 31, 2018 to a gain of $5.3 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 13.3% for the quarter ended March 31, 2018 and 19.5% for the quarter ended March 31, 2019.

Total segment principal transaction revenues increased $6.7 million, from a loss of $1.3 million for the quarter ended March 31, 2018 to a gain of $5.4 million for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended March 31,
	2019	2018

Equity and other securities excluding non-controlling interest	$1,461	$(431)
Warrants and other investments	4,308	(581)
Investment partnerships	(382)	(271)
Total segment principal transaction revenues	5,387	(1,283)
Operating adjustment addbacks	(99)	(2,337)
Total principal transaction revenues	$5,288	$(3,620)

The increase in principal transaction revenue is primarily attributed to a $3.4 million gain on deconsolidation of JMPCA, an increase of $3.1 million in gains on investments in real estate, a $1.4 million increase in gains from investments in hedge funds, and a $1.1 million increase in gains from investments in private capital. On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 4.0% for the quarter ended March 31, 2018 to 20.1% for the quarter ended March 31, 2019.

Gain and Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans decreased from a loss of $0.2 million for the quarter ended March 31, 2018 to $17 thousand for the quarter ended March 31, 2019. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On a segment basis, loss on sale and payoff of loans decreased from a loss of $0.2 million for the quarter ended March 31, 2018 to $17 thousand for the quarter ended March 31, 2019.

Net Dividend Income

Net dividend income was $0.3 million for both of the quarters ended March 31, 2019 and 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended March 31,
	2019	2018
CLO III loan contractual interest income	$1,074	$4,945
CLO III ABS issued contractual interest expense	(660)	(3,108)
Net CLO III contractual interest	414	1,837

CLO IV loan contractual interest income	$6,240	$6,078
CLO IV ABS issued contractual interest expense	(4,492)	(4,140)
Net CLO IV contractual interest	1,748	1,938

CLO V loan contractual interest income	$5,400	$1,407
CLO V warehouse/ABS issued contractual interest expense	(3,836)	(643)
Net CLO V contractual interest	1,564	764

CLO VI loan contractual interest income	$551	$-
CLO VI warehouse credit facility contractual interest expense	(245)	-
Net CLO VI contractual interest	306	-

Bond Payable interest expense	(1,729)	(1,915)

CLO subordinated notes interest income	660	-

Less: Non-controlling interest in CLOs	(196)	(881)

Other interest income	555	384

Total segment net interest income	$3,322	$2,127

Non-controlling interest in CLOs	196	881

Total net interest income	$3,518	$3,008

Net interest income increased $0.5 million from $3.0 million for the quarter ended March 31, 2018 to $3.5 million for the quarter ended March 31, 2019. The increase in interest income was driven primarily by a $0.8 million increase in interest income earned at CLO V due to increased assets under management, a $0.7 million increase in the effective yield income earned on CLO subordinated notes after deconsolidation of the CLOs during the first quarter of 2019, and a $0.3 million increase in income earned on the new CLO VI warehouse formed on October 11, 2018, partially offset by a $1.4 million decrease in the CLO III interest income earned as CLO III was deconsolidated on January 17, 2019. As a percentage of total net revenues after provision for loan losses, net interest income was 11.1% for the quarter ended March 31, 2018 and 12.9% for the quarter ended March 31, 2019.

Total segment net interest income increased from $2.1 million for the quarter ended March 31, 2018 to $3.3 million for the quarter ended March 31, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% for the quarter ended March 31, 2018 and 12.4% for the quarter ended March 31, 2019.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Three Months Ended March 31, 2019
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income (1)	1,074		351,345	6.21%	2.72%	3.49%
CLO III ABS contractual interest expense (1)	(660)		(332,100)	3.96%	2.61%	1.35%
CLO IV loan contractual interest income (2)	6,240		441,951	6.27%	2.72%	3.55%
CLO IV ABS contractual interest expense (2)	(4,492)		(421,173)	4.76%	2.72%	2.05%
CLO V loan contractual interest income (2)	5,400		394,925	6.23%	2.72%	3.52%
CLO V warehouse/ABS contractual interest expense (2)	(3,836)		(376,288)	4.56%	2.69%	1.87%
CLO VI loan contractual interest income (2)	551		38,006	6.33%	2.77%	3.56%
CLO VI warehouse contractual interest expense (2)	(245)		(28,981)	4.02%	2.77%	1.25%
Net CLO contractual interest	$4,032	$	N/A	N/A	N/A	N/A

(1)	Interest income and interest expense were earned and accrued through January 17, 2019.
(2)	Interest income and interest expense were earned and accrued through March 19, 2019.

(In thousands)	Three Months Ended March 31, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	4,945		351,801	5.42%	1.66%	3.76%
CLO III ABS contractual interest expense	(3,108)		(332,100)	3.32%	1.66%	1.66%
CLO IV loan contractual interest income	6,078		432,070	5.42%	1.66%	3.76%
CLO IV ABS contractual interest expense	(4,140)		(423,506)	3.81%	1.73%	2.08%
CLO V loan contractual interest income	1,407		103,173	5.22%	1.71%	3.51%
CLO V warehouse contractual interest expense	(643)		(83,202)	3.09%	1.71%	1.38%
Net CLO contractual interest	$4,539	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(in thousands)	Three Months Ended March 31,
	2019	2018
CLO related provision	$-	$(1,276)
Non-CLO related provision	-	(189)
Provision for loan losses	-	(1,465)

Less: General reserves related to CLO II, CLO III, CLO IV, CLO V, CLO V warehouse, CLO VI warehouse, and non-controlling interest	-	572
Segment provision for loan losses	$-	$(893)

Provision for loan losses decreased $1.5 million, from a provision of $1.5 million for the quarter ended March 31, 2018 to a provision of zero for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019. As a percent of net revenues after provision for loan losses, the provision for loan losses was 5.4% of the quarter ended March 31, 2018 and zero for the quarter ended March 31, 2019.

Total segment provision for loan losses decreased from a provision of $0.9 million for the quarter ended March 31, 2018 to a provision of zero for the quarter ended March 31, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 2.8% for the quarter ended March 31, 2018 and zero for the quarter ended March 31, 2019.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $7.1 million, or 29.0%, from $24.3 million for the quarter ended March 31, 2018 to $17.2 million for the quarter ended March 31, 2019.

Employee payroll, taxes and benefits, and consultant fees decreased from $12.1 million for the quarter ended March 31, 2018 to $11.3 million for the quarter ended March 31, 2019. Performance-based bonus and commission decreased $6.4 million from $11.8 million for the quarter ended March 31, 2018 to $5.4 million for the quarter ended March 31, 2019.

Equity-based compensation increased $0.2 million from $0.3 million for the quarter ended March 31, 2018 to $0.5 million for the quarter ended March 31, 2019.

Compensation and benefits as a percentage of revenues decreased from 89.2% of total net revenues after provision for loan losses for the quarter ended March 31, 2018 to 63.4% for the quarter ended March 31, 2019. The decrease in the compensation and benefits as a percentage of revenues is primarily due to a change in the composition of revenues between periods. In the quarter ended March 31, 2019, revenues were heavily comprised of items for which the employee compensation ratio is lower compared to the quarter ended March 31, 2018. Additionally, during the three months ended March 31, 2018, the Company recognized $3.3 million of incentive fee revenues from a hedge fund, which resulted in the recognition of $3.0 million of performance-based bonus during that period. During the three months ended March 31, 2019, the Company recognized no incentive fee revenue from hedge funds and as such, did not recognize performance-based bonuses related to such incentive fee revenues.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $7.8 million from $23.8 million for the quarter ended March 31, 2018 to $16.0 million for the quarter ended March 31, 2019. As a percent of total segment net revenues, compensation and benefits were 74.9% for the quarter ended March 31, 2018 and 59.7% for the quarter ended March 31, 2019. The decrease in the compensation and benefits as a percentage of revenues is primarily due to a change in the composition of revenues between periods. In the quarter ended March 31, 2019, revenues were heavily comprised of items for which the employee compensation ratio is lower compared to the quarter ended March 31, 2018.

Administration

Administration expense was $1.9 million and $2.2 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, administration expense were 7.1% and 8.2% for the quarters ended March 31, 2019 and 2018, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.7 million and $0.8 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees were 2.6% and 2.9% for the quarters ended March 31, 2019 and 2018, respectively.

Travel and Business Development

Travel and business development expenses were $1.0 million for both of the quarters ended March 31, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 3.8% and 3.5% and for the quarters ended March 31, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $0.5 million and $1.6 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses were 2.0% and 5.8% for the quarters ended March 31, 2019 and 2018, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million for both of the quarters ended March 31, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, communications and technology expense were 3.9% for the both of the quarters ended March 31, 2019.

Occupancy

Occupancy expenses were $1.4 million and $1.1 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expense were 5.2% and 4.1% for the quarters ended March 31, 2019 and 2018, respectively.

Professional Fees

Professional fees were $1.5 million and $1.9 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 5.4% and 7.0% for the quarters ended March 31, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended March 31, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, depreciation was 1.1% and 1.0% for the quarters ended March 31, 2019 and 2018, respectively.

Other Expenses

Other expenses were $0.5 million and $0.4 million for the quarters ended March 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 1.8% and 1.4% for the quarters ended March 31, 2019 and 2018.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from net loss of $1.5 million for the quarter ended March 31, 2018 to net income of $0.1 million for the quarter ended March 31, 2019. Non-controlling interest for both of the quarters ended March 31, 2019 and 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS Strategic Investments LLC.

Provision for Income Taxes

The income tax benefit recorded was $4.1 million and $5.6 million for the quarters ended March 31, 2019 and 2018, respectively. For the quarter ended March 31, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the quarter ended March 31, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes. Segment income tax benefit was $0.6 million and $30 thousand for the quarters ended March 31, 2019 and 2018, respectively.

The Company recorded a tax benefit for the period ended March 31, 2019, despite recording net income before taxes due to a change in tax status effective January 1, 2019. During the three months ended March 31, 2019, the Company filed an election to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2019 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of March 31, 2019, we had net liquid assets of $127.0 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2019, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes and internally generated cash from operations. Most of our financial instruments, other than loans collateralizing asset-backed securities issued, loans held for investment and asset-backed securities issued, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations Related to CLOs

Our maximum exposure to loss of capital on the CLOs, which were consolidated as of December 31, 2018 and deconsolidated in the first quarter of 2019, is the $13.3 million investment related to CLO III, $36.8 million investment in CLO IV, $28.7 million in CLO V, and $4.7 million in CLO VI warehouse as of March 31, 2019, plus our portion of the earnings retained in the CLOs since the inception dates. However, for U.S. federal tax purposes, the CLOs are treated as disregarded entities such that the taxable income earned in the CLO is taxable to us. If the CLOs are in violation of certain coverage tests, mainly any of their overcollateralization ratios, residual cash flows otherwise payable to us as owners of the subordinated notes would be required to be used to buy additional collateral or to repay indebtedness senior to us in the securitization. This could require us to pay income tax on earnings prior to the residual cash flow distributions to us.

On March 19, 2019 the Company executed a transaction agreement with Medalist Partners LP ("Medalist") for the sale of 50.1% of the equity interest in JMPCA. As part of this agreement, Medalist is required to provide additional capital to purchase preference shares in CLO VI to finance the acquisition of broadly syndicated corporate loans. As of March 31, 2019, the Company has reduced its ownership interest in CLO VI and currently owns 33% of the outstanding Preference Shares in CLO VI.

          The CLOs must comply with certain asset coverage tests, such as tests that restrict the amount of discounted obligations and obligations rated “CCC” or lower it can hold. Defaulted obligations, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLOs investment criteria are not given full par credit for purposes of calculation of the CLO over-collateralization (“OC”) tests. If any of the CLOs were to violate any of the secured note OC tests, we would be required to pay down the most senior notes with the residual cash flows until the violation was cured. In the most extreme case, if a CLO were in violation of the most senior OC test, the Class A note holders would have the ability to declare an event of default and cause an acceleration of all principal and interest outstanding on the notes. The CLOs were in compliance with these requirements as of March 31, 2019 and December 31, 2018.

Other Liquidity Considerations

As of March 31, 2019, our indebtedness consists of our Senior Notes and a note payable. We have no outstanding balances on our revolving lines of credit with City National Bank (“CNB”) held at JMP Securities or JMP Holding LLC.

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

The Company’s Credit Agreement (the “Credit Agreement”), dated as of April 30, 2014, was entered into by and between JMP Holding LLC and City National Bank (“CNB”), and was subsequently amended. The Credit Agreement and subsequent amendments provide a $25.0 million line of credit with a revolving period through June 4, 2019. On such date, any outstanding amounts convert to a term loan. The term loan will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity. Proceeds for this line of credit will be used to make financial investments, for working capital purposes, for general corporate purposes, as well as a $5.0 million sublimit to issue letters of credit. The Company had no outstanding balance on this line of credit as of March 31, 2019 and December 31, 2018.

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

The Credit Agreement includes a minimum fixed charge ratio covenant applicable to us and our subsidiaries, a minimum net worth covenant applicable to us and our subsidiaries and a minimum liquidity covenant applicable to JMP Holding LLC and its subsidiaries. As of March 31, 2019, we were in compliance with all of these financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if two or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of JMP Holding LLC or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2018, JMP Securities entered into an amendment to its Credit Agreement (the “Amendment”). Pursuant to this Amendment, the $20.0 million line of credit was renewed for one year. On June 6, 2019, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of this line of credit are consistent with those of the existing line of credit. There was no borrowing on this line of credit as of March 31, 2019 and December 31, 2018.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both March 31, 2019 and December 31, 2018, the Company was in compliance with the loan covenants.

On May 13, 2019, the Company’s board of directors  authorized the launch of a tender offer (the “Tender Offer”) to repurchase for cash up to 3,000,000 of shares representing limited liability company interests of the Company. The Tender Offer is expected to commence on May 16, 2019 and is set to expire on June 13, 2019. The Company has set the purchase price of the shares in the Tender Offer at $3.95 per share.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2019, we paid out $37.1 million of cash bonuses for 2019, excluding employer payroll tax expense.

The Company currently intends to continue to declare quarterly cash distributions on all outstanding shares. The table below represents cash distributions made for the three months ended March 31, 2019.

Date	Record	Date	Per Share
Declared	Date	Paid	Amount
January 17, 2019	January 31, 2019	February 15, 2019	$0.050

During the three months ended March 31, 2019, the Company repurchased 157,255 of the Company’s shares at an average price of $4.23 per share for an aggregate purchase price of $0.7 million on the open market.

We had total restricted cash of $1.2 million comprised primarily of restricted cash at JMP Group Inc. related to the Company's letters of credit on leasing arrangements.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $22.5 million and $29.8 million, which were $21.5 million and $28.7 million in excess of the required net capital of $1.0 million and $1.1 million, at March 31, 2019 and December 31, 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.48 to 1 and 0.57 to 1 at March 31, 2019 and December 31, 2018, respectively.

A condensed table of cash flows for the three months ended March 31, 2019 and 2018 is presented below.

(Dollars in thousands)	Three months ended March		Change from 2018 to 2019
	2019	2018	$	%
Cash flows used in operating activities	$(43,378)	$(22,382)	$(20,996)	-93.8%
Cash flows used in investing activities	(50,513)	(51,884)	1,371	2.6%
Cash flows provided by financing activities	4,213	55,222	(51,009)	-92.4%
Total cash flows	$(89,678)	$(19,044)	$(70,634)

Cash Flows for the three months Ended March 31, 2019

Cash decreased by $89.7 million during the three months ended March 31, 2019, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $43.4 million of cash from the net income of $5.4 million, adjusted for the cash used by operating assets and liabilities of $46.2 million, and adjusted by non-cash revenue and expense items of $2.3 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation and other liabilities of $35.7 million, increases in deposits and other assets of $9.2 million, increases in interest receivable of $4.8 million, and decreases in interest payable of $3.5 million, partially offset by a $4.4 million increase in other liabilities and a 3.6 million decrease in marketable securities.

Our investing activities used $50.5 million of cash primarily due to a $35.2 million funding of loans collateralizing asset-backed securities issued, $27.8 million decrease in cash and restricted cash due to deconsolidation of subsidiaries, and $25.1 million of funding of loans held for investment, partially offset by $23.8 million of receipts from loans collateralizing asset-backed securities issued, $8.3 million of receipts from sales and distributions from other investments, and $6.9 million in receipts from loans held for investment.

Our financing activities provided $4.2 million of cash primarily due to $7.8 million of proceeds from the drawdowns the CLO warehouse facility, partially offset by $1.1 million in distributions and distribution equivalents on common shares and RSUs and $0.9 million of distributions to non-controlling interest shareholders.

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

Contractual Obligations

As of March 31, 2019, our aggregate minimum future commitment on our leases was $32.7 million. See Note 8 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $1.9 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statement of Financial Position as of December 31, 2019. The CLO-related commitments do not extend to JMP Group LLC. See Note 21 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of March 31, 2019. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

ITEM 5.	Other Information

Information included in this item is for the information that is required to be disclosed in a report on Form 8-K during the period covered by this Form 10Q, but not reported. The information below presents the pro forma financial information required by SEC Regulation S-X, Article 11 for the disposition of a significant portion of a business.

On March 19, 2019 the Company completed the sale of 55.0% of the equity interest in JMPCA, an alternative asset manager of collateralized loan obligations and a wholly-owned subsidiary of the Company prior to the sale, in consideration of a cash payment of $0.3 million. As a result of this sale, the Company lost control of JMPCA and CLO IV, CLO V, and CLO VI and deconsolidated these subsidiaries on the date of the sale. On March 19, 2019, the Company also sold 66% of the issued and outstanding preference shares in the CLO VI warehouse for $7.7 million. After the sale, the Company will receive a portion of the subordinated management fees from the CLOs that JMPCA currently manages and from CLO VI once it securitizes.

The following unaudited pro forma condensed consolidated financial statements presents the Company’s historical financial statements presented to effect the deconsolidation of JMPCA and the CLOs by the use of pro forma adjustments. The unaudited pro forma Condensed Consolidated Statement of Financial Condition as of December 31, 2018 is presented as if the subsidiaries had been deconsolidated as of December 31, 2018. The unaudited pro forma Condensed Consolidated Statement of Operations for the year ended December 31, 2018 is presented as if the subsidiaries had been deconsolidated on January 1, 2018. The unaudited pro forma Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 is presented as if the subsidiaries had been deconsolidated on January 1, 2018. The unaudited pro forma Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 is presented as if the subsidiaries had been deconsolidated on January 1, 2019. The unaudited pro forma financial statements are provided for illustrative purposes only and are not intended to represent what the Company’s financial position or results of operations would have been if the transaction had occurred on the dates indicated above and are not intended to forecast our financial position or results of operations for any future period. Any factors underlying the estimates and assumptions may change or prove to be materially different, and the estimates and assumptions may not be representative of facts that existed upon completion of the disposition.

On January 17, 2019, the non-call period of CLO III expired which caused the Company to lose the power to direct the most significant activities of CLO III.  As a result, the Company deconsolidated CLO III as of January 17, 2019.  Even though the deconsolidation of CLO III was not driven by the sale of JMPCA described above, the following unaudited pro forma condensed consolidated financial statements are presented as if CLO III had been deconsolidated as of the respective dates because a deconsolidation of JMPCA would result in a loss of control over CLO III as of January 1, 2018, December, 31, 2018 and January 1, 2019.

The unaudited pro forma condensed financial statements should be read in conjunction with:

●	The accompanying Notes to the unaudited pro forma condensed financial statements
●	Separate historical financial statements of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Form 10-Q for the three months ended March 31, 2019.

JMP Group LLC

Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition

December 31, 2018

	Historical JMP Group LLC	CLOs	JMPCA	Pro Forma Adjustments		Pro Forma Consolidated JMP Group LLC
Assets
Cash	$70,927	$-	$(557)	$9,905	(a)	$80,275
Restricted cash	61,881	(58,358)	(2,302)	-		1,221
Marketable securities	18,874	-	-	76,880	(b)	95,754
Other investments	16,124	(821)	-	7,229	(c)	22,532
Loans held for investment	29,608	(26,038)	-	-		3,570
Loans collateralized by asset backed securities	1,161,463	(1,161,463)	-	-		-
Other assets	32,365	(2,815)	(1,907)	921	(d)	28,564
Total assets	$1,391,242	$(1,249,495)	$(4,766)	$94,934		$231,915

Liabilities and Equity
Accrued compensation and benefits	$41,609	$-	$(1,369)	$-		$40,240
Asset-backed securities issued	1,112,342	(1,122,186)	-	9,844	(e)	-
Interest payable	11,210	(10,205)	-	(133)	(e)	872
CLO VI Warehouse Facility	22,500	(22,500)	-	-		-
Bond payable	83,497	-	-	-		83,497
Other liabilities	22,878	(1,955)	(99)	698	(f)	21,522
Total liabilities	1,294,036	(1,156,846)	(1,468)	10,409		146,131

Common Shares	23	-	-	-		23
Additional Paid in Capital	134,129	(100,574)	1,474	99,100	(g)	134,129
Treasury Shares	(7,932)	-	-	-		(7,932)
Accumulated Deficit	(42,513)	7,925	(4,772)	(986)	(h)	(40,346)
Total JMP Group LLC shareholders' equity	83,707	(92,649)	(3,298)	98,114		85,874
Non-redeemable Non-Controlling Interest	13,499	-	-	(13,589)		(90)
Total equity	97,206	(92,649)	(3,298)	84,525		85,784
Total liabilities and equity	$1,391,242	$(1,249,495)	$(4,766)	$94,934		$231,915

JMP Group LLC

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2018

	Historical JMP Group LLC	CLOs	JMPCA	Pro Forma Adjustments		Pro Forma Consolidated JMP Group LLC
Revenues
Investment banking	$88,107	$-	$-	$-		$88,107
Brokerage	20,710	-	-	-		20,710
Asset management fees	19,148	-	(5,056)	4,667	(i)	18,759
Principal transactions	(2,287)	361	-	545	(j)	(1,381)
Loss on sale and payoff of loans	(532)	(205)	-	-		(737)
Net dividend income	1,281	-	-	-		1,281
Other income	1,017	-	(43)	988	(k)	1,962
Non-interest revenues	127,444	156	(5,099)	6,200		128,701

Interest income	66,494	(65,129)	(73)	8,822	(l)	10,114
Interest expense	(49,552)	42,833	-	(1,105)	(i)	(7,824)
Net interest income	16,942	(22,296)	(73)	7,717		2,290

Loss on repurchase, reissuance, or early retirement of debt	(2,838)	2,626	-	-		(212)
Provision for loan losses	(5,124)	4,717	-	-		(407)
Total net revenues after loan losses	136,424	(14,797)	(5,172)	13,917		130,372

Expenses
Compensation and benefits	97,359	-	(3,731)	-		93,628
Administration	8,904	(6,088)	(139)	4,667	(i)	7,344
Brokerage, clearing and exchange fees	3,097	-	-	-		3,097
Travel and business development	4,830	-	(106)	-		4,724
Managed deal expenses	4,849	-	-	-		4,849
Communications and technology	4,107	-	(158)	-		3,949
Occupancy	4,770	-	(130)	-		4,640
Professional fees	5,446	-	(115)	-		5,331
Depreciation	1,124	-	(27)	-		1,097
Other	1,994	-	-	-		1,994
Total non-interest expenses	136,480	(6,088)	(4,406)	4,667		130,653
Net income (loss) before income tax benefit	(56)	(8,709)	(766)	9,250		(281)
Income tax expense (benefit)	1,167	-	(159)	-	(m)	1,008
Net income (loss)	(1,223)	(8,709)	(607)	9,250		(1,289)
Less: net income attributable to nonredeemable non-controlling interest	964	-	-	(1,224)	(n)	(260)
Net income (loss) attributable to JMP Group LLC	$(2,187)	$(8,709)	$(607)	$10,401		$(1,102)

Net loss attributable to JMP Group LLC per share:
Basic	$(0.10)					$(0.05)
Diluted	$(0.10)					$(0.05)

Weighted average common shares outstanding:
Basic	21,490					21,490
Diluted	21,490					21,490

JMP Group LLC

Unaudited Pro Forma Condensed Consolidated Statement of Operations

March 31, 2018

	Three Months Ended March 31, 2018
	Historical JMP Group LLC	CLOs	JMPCA	Pro Forma Adjustments		Pro Forma Consolidated JMP Group LLC
Revenues
Investment banking	$20,662	$-	$-	$-		$20,662
Brokerage	4,664	-	-	-		4,664
Asset management fees	6,425	-	(1,337)	902	(i)	5,990
Principal transactions	(3,620)	134	-	123	(j)	(3,363)
Loss on sale and payoff of loans	(182)	182	-	-		-
Net dividend income	296	-	-	-		296
Other income	49	-	-	192	(k)	241
Non-interest revenues	28,294	316	(1,337)	1,217		28,490

Interest income	12,710	(12,430)	(27)	1,714	(l)	1,967
Interest expense	(9,702)	7,891	-	(195)	(i)	(2,006)
Net interest income	3,008	(4,539)	(27)	1,519		(39)

Loss on repurchase, reissuance, or early retirement of debt	(2,626)	2,626	-	-		-
Provision for loan losses	(1,465)	1,276	-	-		(189)
Total net revenues after loan losses	27,211	(321)	(1,364)	2,736		28,262

Expenses
Compensation and benefits	24,261	-	(1,024)	-		23,237
Administration	2,233	(1,298)	(40)	625	(i)	1,520
Brokerage, clearing and exchange fees	777	-	-	-		777
Travel and business development	954	-	(25)	-		929
Managed deal expenses	1,566	-	-	-		1,566
Communications and technology	1,062	-	(38)	-		1,024
Occupancy	1,117	-	(32)	-		1,085
Professional fees	1,905	-	(25)	-		1,880
Depreciation	264	-	(6)	-		258
Other	387	-	-	-		387
Total non-interest expenses	34,526	(1,298)	(1,190)	625		32,663

Net income (loss) before income tax benefit	(7,315)	977	(174)	2,111		(4,401)
Income tax benefit	(5,568)	-	(30)	-		(5,598)
Net income (loss)	(1,747)	977	(144)	2,111		1,197
Less: net income (loss) attributable to nonredeemable non-controlling interest	(1,464)	-	-	1,045	(n)	(419)
Net income (loss) attributable to JMP Group LLC	$(283)	$977	$(144)	$1,066		$1,616

Net income attributable to JMP Group LLC per share:
Basic	$(0.01)					$0.07
Diluted	$(0.01)					$0.07

Weighted average common shares outstanding:
Basic	21,666					21,666
Diluted	21,666					21,811

JMP Group LLC

Unaudited Pro Forma Condensed Consolidated Statement of Operations

March 31, 2019

	Three Months Ended March 31, 2019
	Historical JMP Group LLC	CLOs	JMPCA	Pro Forma Adjustments		Pro Forma Consolidated JMP Group LLC
Revenues
Investment banking	$11,879	$-	$-	$-		$11,879
Brokerage	4,535	-	-	-		4,535
Asset management fees	1,703	-	(1,202)	1,194	(i)	1,695
Principal transactions	5,288	-	-	(3,438)	(o)	1,850
Loss on sale and payoff of loans	(17)	16	-	-		(1)
Net dividend income	(35)	-	-	-		(35)
Other income	(35)	-	-	298	(k)	263
Non-interest revenues	23,649	16	(1,202)	1,615		20,517

Interest income	14,291	(13,265)	(13)	2,763	(l)	3,776
Interest expense	(10,773)	9,233	-	(73)	(i)	(1,613)
Net interest income	3,518	(4,032)	(13)	2,690		2,163

Loss on repurchase, reissuance, or early retirement of debt	-	-	-	-		-
Provision for loan losses	-	-	-	-		-
Total net revenues after loan losses	27,167	(4,016)	(1,215)	4,305		22,680

Expenses
Compensation and benefits	17,222	-	(871)	-		16,351
Administration	1,929	(1,200)	(41)	705	(i)	1,393
Brokerage, clearing and exchange fees	701	-	-	-		701
Travel and business development	1,021	-	(25)	-		996
Managed deal expenses	533	-	-	-		533
Communications and technology	1,053	-	(38)	-		1,015
Occupancy	1,423	-	(21)	-		1,402
Professional fees	1,456	-	(67)	-		1,389
Depreciation	297	-	(6)	-		291
Other	495	-	-	-		495
Total non-interest expenses	26,130	(1,200)	(1,069)	705		24,566

Net income (loss) before income tax benefit	1,037	(2,816)	(146)	39		(1,886)
Income tax benefit	(4,102)	-	(30)	-		(4,132)
Net income (loss)	5,139	(2,816)	(116)	39		2,246
Less: net income (loss) attributable to nonredeemable non-controlling interest	70	-	-	(167)	(n)	(97)
Net income (loss) attributable to JMP Group LLC	5,069	(2,816)	(116)	206		2,343

Other comprehensive income:
Unrealized loss on CLO debt securities, net of tax	(782)	-	-	-		(782)
Comprehensive income attributable to JMP Group LLC	$4,287	$(2,816)	$(116)	$206		$1,561

Net income attributable to JMP Group LLC per share:
Basic	$0.24					$0.11
Diluted	$0.24					$0.11

Weighted average common shares outstanding:
Basic	21,288					21,288
Diluted	21,429					21,429

Notes to Unaudited Pro Forma Condensed Combined Financial Statements

Note 1: Description of the transaction and the basis of presentation

On March 19, 2019 the Company completed the sale of 55.0% of the equity interest in JMPCA, an alternative asset manager of collateralized loan obligations and a wholly-owned subsidiary of the Company prior to the sale, in consideration of a cash payment of $0.3 million. As a result of this sale, the Company lost control of JMPCA and CLO IV, CLO V, and CLO VI and deconsolidated these subsidiaries on the date of the sale. On March 19, 2019, the Company also sold 66% of the issued and outstanding preference shares in the CLO VI warehouse for $7.7 million. After the sale, the Company will receive a portion of the subordinated management fees from the CLOs that JMPCA currently manages and from CLO VI once it securitizes.

In accordance with ASC 810, Consolidation, the assets and liabilities of the subsidiaries were removed from the Company’s Consolidated Statements of Condition at their respective carrying values on the date of deconsolidation.  The ownership interests the Company retained in these deconsolidated subsidiaries were recognized at fair value on the deconsolidation date.

Note 2: Pro Forma adjustment to unaudited condensed consolidated financial statements

(a)	Represents the cash received from the sale of JMPCA, the sale of CLO VI preference shares, and from the transfer of cash related to a loan commitment retained by the Company.

Cash receipt from sale of CLO VI warehouse preference shares	$7,667
Cash receipt from sale of JMPCA equity interest	275
Cash retained on the transfer of a loan commitment	1,963
Total cash adjustments	$9,905

(b)

Represents the recognition of retained interest in the CLO subordinated notes at the estimated fair value. The fair value of these notes was determined using the net present value of the discounted cash flows expected to be generated by these investments. See Note 4 to the Consolidated Financial Statements for additional information on the valuation technique and unobservable inputs.

(c)

Represents the recognition of retained interest in JMPCA and CLO VI preference shares at the estimated fair value. The estimated fair value of JMPCA was estimated by the Company using the net present value of discounted cash flows of the put option. Beginning March 31, 2022, the Company has the option to put its remaining interest in JMPCA to Medalist at three times the management fee revenue of the entity for the prior twelve months as of the effective date of the put option. See Note 4 to the Consolidated Financial Statements for additional information on the valuation technique and unobservable inputs.

The estimated fair value of the CLO VI preference shares was determined using the fair value of the loans in the warehouse portfolio, the fair value of the warehouse credit facility, and the warehouse net assets as of the date of the transaction. The Company determined the fair value of the loans collateralizing asset-backed securities primarily using the average market bid and ask quotation obtained from a loan pricing service. The Company determined that the fair value of the warehouse credit facility approximated its book value due to the short-term nature of the instrument and the presence of an interest rate that is tied to the London Inter-Bank Offerred Rate.

(d)	Represents the recognition of receivables from JMPCA, net of the write-off of an intangible asset related to CLO III and an adjustment to eliminations upon deconsolidation.

Receivables from JMPCA	$1,331
Write-off of intangible asset	(277)
Elimination adjustment	(133)
Total other assets adjustments	$921

(e)	Represents the adjustment to the eliminations for liabilities of CLOs owned by the Company.

(f)	Represents the recognition of a bonus accrual related to the gain recorded on the deconsolidation of JMPCA.

(g)	Represents an adjustment to the eliminations for contributions made by the Company to subsidiaries.

(h)	Represents adjustments to the accumulated deficit of the Company for the gains and losses on deconsolidation and deconsolidation related entries. The total adjustment to retained deficit and the total gain or loss on deconsolidation was calculated as follows:

Cash consideration received	$7,942
Estimated fair value of retained interest	84,109
Carrying value of non-controlling interest in CLO III as of December 31, 2018	13,589
Less: Carrying value of net assets of deconsolidated entities as of December 31, 2018	103,196
Net gain on deconsolidation of CLOs and JMPCA	2,444
Write-off of intangible asset	(277)
Retained earnings of deconsolidated entities	(3,153)
Total accumulated deficit adjustment	$(986)

(i)    Represents an adjustment to the eliminations for intercompany revenues and expenses on the management fees of the CLOs.

(j)	Represents the unrealized gain on the increases in the estimated fair value of investment in JMPCA over the period.

(k)	Represents the recognition of the subordinated management fees earned by the Company from its retained investment in CLO III, CLO IV, and CLO V.

(l)	Represents the interest income earned on the Company’s ownership of subordinated notes of CLO III, CLO IV, and CLO V.

(m)	Represents the recognition of estimated taxes on additional income earned at taxable entities at the statutory tax rate in effect for the period.

(n)	Represents the removal of income attributable to the non-controlling interest holder of CLO III for the period.

(o)	Represents the removal of the gain on deconsolidation during the period net of the unrealized gain on the increase in the estimated fair value of investment in JMPCA over the period.

Gain on deconsolidation recognized during the period	$(3,561)
Unrealized gain on the increase in estimated fair value of JMPCA	123
Total principal transaction adjustment	$(3,438)

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended March 31, 2019.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

January 1, 2019 to January 31, 2019	48,668	$4.44	48,668	321,573
February 1, 2019 to February 28, 2019	35,045	$4.40	35,045	286,528
March 1, 2019 to March 31, 2019	73,542	$4.01	73,542	212,986
Total	157,255		157,255
(1)	On April 22, 2019, the Board of Directors of the Company approved the extension of the term of the Company's share repurchase program through June 30, 2019. On December 3, 2018, the Board of Directors of the Company approved the extension of the term of the Company’s share repurchase program through April 30, 2019. The current repurchase program was initially authorized on December 13, 2017 and allowed for the repurchase of up to one million of the Company’s outstanding common shares during 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Form of Deferred Restricted Share Unit Award Agreement (Section 16)(incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed on February 6, 2019).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

+Indicates management contract or compensatory plan