Form 10-Q
period 2019-06-30
JMP GROUP LLC
filed 2019-08-08
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of August 05, 2019: 19,324,427.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$52,901	$70,927
Restricted cash	1,221	61,881
Investment banking fees receivable	6,169	6,647
Marketable securities owned (includes $68,151 and $18,874 at fair value at June 30, 2019 and December 31, 2018, respectively)	81,499	18,874
Other investments (includes $14,009 and $9,913 at fair value at June 30, 2019 and December 31, 2018, respectively)	32,112	16,124
Loans held for investment, net of allowance for loan losses	5,292	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	386	3,004
Fixed assets, net	2,518	2,351
Operating lease right-of-use asset	21,096	-
Other assets	32,779	20,363
Total assets	$235,973	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$2,724	$4,626
Accrued compensation	13,672	41,609
Asset-backed securities issued (net of debt issuance costs of $8,979 at December 31, 2018)	-	1,112,342
Interest payable	1,153	11,210
Note payable	15,812	829
CLO warehouse credit facilities	-	22,500
Bond payable (net of debt issuance costs of $2,219 and $2,428 at June 30, 2019 and December 31, 2018, respectively)	83,706	83,497
Operating lease liability	26,482	-
Other liabilities	17,252	17,423
Total liabilities	160,801	1,294,036

Commitments and Contingencies (Note 17)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,780,052 shares issued at both June 30, 2019 and December 31, 2018; 19,302,478 and 21,319,720 shares outstanding at June 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	134,332	134,129
Treasury shares at cost, 3,477,574 and 1,460,332 shares at June 30, 2019 and December 31, 2018, respectively	(15,876)	(7,932)
Accumulated other comprehensive loss	(2,569)	-
Accumulated deficit	(40,469)	(42,513)
Total JMP Group LLC shareholders' equity	75,441	83,707
Nonredeemable Non-controlling Interest	(269)	13,499
Total equity	75,172	97,206
Total liabilities and equity	$235,973	$1,391,242

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	June 30, 2019	December 31, 2018

Restricted cash	$-	$50,456
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	-	2,711
Other investments	-	821
Other assets	-	67
Total assets of consolidated VIEs	$-	$1,215,518

Asset-backed securities issued, net of debt issuance costs	-	1,122,187	(1)
Interest payable	-	10,132
Other liabilities	-	1,877
Total liabilities of consolidated VIEs	$-	$1,134,196
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

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Investment banking	$17,736	$28,562	$29,615	$49,224
Brokerage	4,657	5,447	9,192	10,111
Asset management fees	2,354	5,378	4,057	11,803
Principal transactions	1,423	1,684	6,711	(1,936)
Loss on sale, payoff and mark-to-market of loans	(21)	(150)	(38)	(332)
Net dividend income	293	319	589	615
Other income	793	311	758	360
Non-interest revenues	27,235	41,551	50,884	69,845

Interest income	2,772	15,669	17,063	28,379
Interest expense	(1,939)	(11,634)	(12,712)	(21,336)
Net interest income	833	4,035	4,351	7,043

Loss on repurchase, reissuance or early retirement of debt	-	(42)	-	(2,668)
Provision for loan losses	-	(1,280)	-	(2,745)
Total net revenues after provision for loan losses	28,068	44,264	55,235	71,475

Non-interest expenses
Compensation and benefits	19,945	29,138	37,167	53,399
Administration	2,748	2,711	4,677	4,944
Brokerage, clearing and exchange fees	733	788	1,434	1,565
Travel and business development	1,347	1,202	2,368	2,156
Managed deal expenses	1,334	2,348	1,867	3,914
Communications and technology	1,127	1,047	2,180	2,109
Occupancy	1,409	1,143	2,832	2,260
Professional fees	821	1,138	2,277	3,043
Depreciation	311	287	608	551
Other	5	776	500	1,163
Total non-interest expenses	29,780	40,578	55,910	75,104
Net income (loss) before income tax expense	(1,712)	3,686	(675)	(3,629)
Income tax expense (benefit)	(517)	4,895	(4,619)	(673)
Net income (loss)	(1,195)	(1,209)	3,944	(2,956)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(83)	779	(13)	(685)
Net income (loss) attributable to JMP Group LLC	$(1,112)	$(1,988)	$3,957	$(2,271)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.05)	$(0.09)	$0.19	$(0.11)
Diluted	$(0.05)	$(0.09)	$0.19	$(0.11)

Weighted average common shares outstanding:
Basic	20,772	21,537	21,028	21,601
Diluted	20,772	21,537	21,151	21,601

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(1,195)	$(1,209)	$3,944	$(2,956)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(1,787)	-	(2,569)	-
Comprehensive income (loss) attributable to JMP Group LLC	(2,982)	(1,209)	1,375	(2,956)
Less: Comprehensive income (loss) attributable to non-controlling interest	(83)	779	(13)	(685)
Comprehensive income (loss) attributable to JMP Group LLC	$(2,899)	$(1,988)	$1,388	$(2,271)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
				Additional		Accumulated	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income (loss)	-	-	-	-	3,957	-	(13)	3,944
Additional paid-in capital - share-based compensation	-	-	-	321	-	-	-	321
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,913)	-	-	(1,913)
Purchases of shares of common shares for treasury	-	-	(8,797)	-	-	-	-	(8,797)
Reissuance of shares of common shares from treasury	-	-	853	(118)	-	-	-	735
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(2,569)	-	(2,569)
Balance, June 30, 2019	22,780	$23	$(15,876)	$134,332	$(40,469)	$(2,569)	$(269)	$75,172

	JMP Group LLC's Equity
				Additional		Accumulated	Nonredeemable
	Common Shares		Treasury	Paid-In	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$-	$13,844	$110,179
Net loss	-	-	-	-	(2,271)	-	(685)	(2,956)
Additional paid-in capital - share-based compensation	-	-	-	484	-	-	-	484
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(3,975)	-	-	(3,975)
Purchases of shares of common shares for treasury	-	-	(1,556)	-	-	-	-	(1,556)
Reissuance of shares of common shares from treasury	-	-	293	-	-	-	-	293
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(656)	-	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(649)	(649)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	449	449
Balance, June 30, 2018	22,780	$23	$(7,218)	$134,547	$(38,698)	$-	$13,615	$102,269

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,944	$(2,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	-	2,745
Loss on sale and payoff of loans and mark-to-market of loans	38	332
Loss on repurchase, reissuance or early retirement of debt	-	2,668
Change in other investments:
(Income) loss from investments in equity method investees	(621)	387
Unrealized gain on other equity investments	(297)	(136)
Unrealized (gain) loss on other investments	(1,039)	197
Depreciation and amortization	428	480
Share-based compensation expense	1,057	778
Gain on deconsolidation	(3,520)	-
Other, net	94	296
Net change in operating assets and liabilities:
Increase in interest receivable	(4,913)	(312)
Decrease (increase) in receivables	478	(8,269)
Decrease (increase) in marketable securities	10,781	(630)
Decrease (increase) in other assets	(12,518)	5,551
Decrease in marketable securities sold, but not yet purchased	(1,902)	(2,289)
(Decrease) increase in interest payable	(3,430)	2,342
Decrease in accrued compensation	(27,670)	(17,842)
Increase in other liabilities	7,951	2,464
Net cash used in operating activities	(31,139)	(14,194)

Cash flows from investing activities:
Purchases of fixed assets	(904)	(580)
Purchases of other investments	(9,630)	(1,219)
Sales or distributions from other investments	10,364	11,172
Funding of loans collateralizing asset-backed securities issued	(35,153)	(193,024)
Funding of loans held for investment	(25,587)	(225,351)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	23,806	172,415
Sale, payoff and principal receipts on loans held for investment	7,020	22,106
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	(27,771)	-
Net cash used in investing activities	(57,855)	(214,481)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of repurchase agreement	-	3,878
Repayment of repurchase agreement	-	(3,878)
Proceeds from drawdowns on line of credit	16,583	18,000
Proceeds from drawdowns on CLO warehouse facilities	7,750	177,250
Proceeds from sale of note payable to affiliate	-	829
Payment of debt issuance costs	-	(1,857)
Repayment of line of credit	(1,600)	-
Repayment of asset-backed securities issued	(801)	(332,100)
Proceeds of issuance from asset-backed securities issued	-	327,605
Reissuance of asset-back securities	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(1,913)	(3,975)
Capital contributions of nonredeemable non-controlling interest holders	-	449
Purchase of common shares for treasury	(8,614)	(1,525)
Distributions to non-controlling interest shareholders	(913)	(649)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	(31)
Net cash provided by financing activities	10,308	188,449
Net decrease in cash, cash equivalents, and restricted cash	(78,686)	(40,226)
Cash, cash equivalents and restricted cash, beginning of period	132,808	137,321
Cash, cash equivalents and restricted cash, end of period	$54,122	$97,095

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$16,142	$18,994
Cash paid during the period for taxes	$2,060	$1,660

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$854	$293
Distributions declared but not yet paid	$-	$646
Acquisition of equity securities in restructuring of loans	$259	$809
Sale of other investments	$-	$1,400
Initial recognition of operating lease right-of-use assets	$23,604	$-
Initial recognition of operating lease right-of-use liabilities	$29,278	$-
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$1,226,848	$-
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$1,161,933	$-
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$12,842	$-
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$76,879	$-
Fair value of other investments recognized on deconsolidation of subsidiaries	$7,516	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified capital markets firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”), and JMP Credit Advisors LLC ("JMPCA") (through March 19, 2019). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”). JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III(R) Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). During the non-call period the Company concluded that it was the primary beneficiary of CLO III through its combination of control over the manager and its economic interest in CLO III. When the non-call period expired, holders of a majority of the subordinated notes could refinance or liquidate the CLO and the Company determined this to be the most significant activity. The expiration of the non-call period resulted in the Company losing control over the most significant activity of CLO III as it cannot unilaterally direct this activity. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding subordinated notes of CLO III and accounts for its ownership of the CLO III subordinated notes as an investment in a debt security. The Company has classified the subordinated notes as held-to-maturity. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III in March 2019.

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. The Company retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that it was not the primary beneficiary of JMPCA as the Company is not the party with the power to direct the most significant activities of JMPCA. As the Company determined that it is not the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company retained 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it is required to account for its retained interest as an equity method investment, however the Company has made the election to apply the fair value option to this investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest sold and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA managed as of the date of the sale and from CLO VI, once it securitizes. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC.

The sale of JMPCA also required Medalist to provide additional capital to purchase an equity interest in JMP Credit Advisors Long-Term Warehouse Ltd (“CLO VI”) to finance the acquisition of broadly syndicated corporate loans. On March 19, 2019, Medalist related entities purchased 66% of the outstanding equity interest of CLO VI for $7.6 million. There was no gain or loss recognized on the sale of the equity interest.

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III, the “CLOs”) and as a result, deconsolidated the aforementioned CLOs as of March 19, 2019. Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI through its control over JMPCA and its ownership of 100% of the equity interests of these CLOs. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of CLO VI as of June 30, 2019. The Company owned 100% and 25% of the senior subordinated notes of CLO IV and CLO V, respectively, as of the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as an investment in a debt security and accounts for its ownership of the CLO VI equity interest as an equity investment. The Company classifies the junior subordinated notes of CLO IV and CLO V as available-for-sale securities and classified the senior subordinated notes as trading securities. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million in March 2019 in revenues from principal transactions. The Company recorded a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V in May 2019 in revenues from principal transactions.

The deconsolidation of the CLOs and JMPCA was accounted for based on the guidance in ASC 810, Consolidation. According to that guidance, the gain or loss on deconsolidation is calculated as the difference between (i) the aggregate of the fair value of the retained interest in the former subsidiaries, the fair value of any consideration received, and the carrying value of the non-controlling interest in the former subsidiaries; and (ii) the carrying value of the assets and liabilities of the former subsidiaries. The gain recognized by the Company is primarily the result of the remeasurement of the retained interest in the CLOs and JMPCA. The difference between these was recorded as a gain on deconsolidation in the Consolidated Statements of Operations under principal transactions revenue. The following table represents the consideration received, the fair value of the retained interest, and the resulting gain on deconsolidation of the CLOs and JMPCA:

Cash received:	$7,942
Retained interest, at fair value (1)	74,989
Non-controlling interest, at carrying value	12,842
Total of consideration received, retained interest, and non-controlling interest	$95,773
Less:
Net assets of deconsolidated subsidiaries, at carrying value (2)	92,581
Gain on deconsolidation	3,192
Gain on remeasurement of CLO IV and CLO V senior subordinated notes	328
Total gain on deconsolidation	$3,520

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

   See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the six months ended June 30, 2019, there were no significant changes made to the Company’s significant accounting policies other than those described below and the accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company adopted this standard on January 1, 2019 using a modified retrospective approach. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

   Refer to Note 3 - Recent Accounting Pronouncements, for additional information.

CLO Debt Securities

Investments in CLO debt securities are accounted for according to their purpose and holding period. CLO debt security investments that are classified as trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company had zero CLO debt securities classified as trading securities as of June 30, 2019 and December 31, 2018. The Company previously classified its senior subordinated notes in CLO IV and CLO V as trading securities, but sold these notes in May 2019 and recognized a loss of $0.1 million for the three months ended June 30, 2019. The Company’s investments in debt securities classified as available-for-sale are comprised of junior subordinated notes in CLO IV and CLO V and are those that may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income ("OCI"). The Company had $51.9 million and zero CLO debt securities classified as available-for-sale securities as of June 30, 2019 and December 31, 2018, respectively. The Company’s investment in CLO debt securities classified as held-to-maturity are comprised of CLO III junior subordinated notes and are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had $13.3 million and zero CLO debt securities classified as held-to-maturity securities as of June 30, 2019 and December 31, 2018, respectively. Interest on CLO debt securities are recognized in interest income on an accrual basis using the effective yield method. Realized gains and losses on the sale of debt securities are determined using the specific identification method and recognized in current period earnings in revenues from principal transactions.

The Company evaluates the available-for-sale and held-to-maturity investments in debt securities for other than temporary impairment ("OTTI") quarterly. Impairment would be recorded if the net present value of the cash flows of the investment is below amortized cost and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an OTTI, the amount of the impairment is bifurcated between losses related to credit losses, which is recognized in revenues from principal transactions, and all other factors, which is recognized in OCI. The Company recorded no OTTI on CLO debt securities for either of the three or six months ended June 30, 2019 and 2018.

3. Recent Accounting Pronouncements

 Accounting Standards to be adopted in Future Periods

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in June 2016, with subsequent amendments, to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will become effective for fiscal years beginning after December 15, 2019. The Company is evaluating the impact of the adoption of this standard.

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

Recently Adopted Accounting Guidance

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. The Company adopted this standard on January 1, 2019 using a modified retrospective approach and recognized its lease agreements as a right-of-use asset with a corresponding lease liability to reflect the present value of the future lease payments. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods. Additionally upon adoption the Company elected the package of practical expedients for leases that commenced before the date of adoption in which the Company was not required to reassess (i) whether any existing or expired contracts contain leases, (ii) the lease classification of existing or expired leases, and (iii) initial direct costs of existing or expired leases. On January 1, 2019, the Company recognized $23.6 million as an operating lease right-of-use asset and $29.3 million as an operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations. As of June 30, 2019, the Company carried a $21.1 million operating lease right-of-use asset and a $26.5 million operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,901	$52,901	$-	$-	$52,901
Restricted cash and deposits	1,221	1,221	-	-	1,221
Marketable securities owned	81,499	16,252	-	64,157	80,409
Other investments	4,307	-	203	4,104	4,307
Other investments, measured at net asset value (1)	9,702	-	-	-	-
Loans held for investment, net of allowance for loan losses	5,292	-	884	4,423	5,307
Total assets:	$154,922	$70,374	$1,087	$72,684	$144,145

Liabilities:
Marketable securities sold, but not yet purchased	$2,724	$2,724	$-	$-	$2,724
Notes payable	15,812	-	14,983	829	15,812
Bond payable	83,706	-	87,223	-	87,223
Total liabilities:	$102,242	$2,724	$102,206	$829	$105,759

	December 31, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,927	$70,927	$-	$-	$70,927
Restricted cash and deposits	61,881	61,881	-	-	61,881
Marketable securities owned	18,874	18,874	-	-	18,874
Other investments	490	-	490	-	490
Other investments, measured at net asset value (1)	9,423	-	-	-	-
Loans held for investment, net of allowance for loan losses	29,608	-	26,188	2,576	28,764
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	-	1,125,310	1,173	1,126,483
Total assets:	$1,352,666	$151,682	$1,151,988	$3,749	$1,307,419

Liabilities:
Marketable securities sold, but not yet purchased	$4,626	$4,626	$-	$-	$4,626
Notes payable	829	-	-	829	829
Asset-backed securities issued, net of debt issuance costs	1,112,342	-	1,091,677	-	1,091,677
Bond payable	83,497	-	78,642	-	78,642
CLO VI warehouse credit facility	22,500	-	22,500	-	22,500
Total liabilities:	$1,223,794	$4,626	$1,192,819	$829	$1,198,274

(1)

In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The carrying value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Statements of Financial Condition.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

(In thousands)		June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$68,151	$16,252	$-	$51,899	$68,151
Other investments:
Equity investments	4,104	-	-	4,104	4,104
Investments in hedge funds managed by the Company	203	-	203	-	203
Investments in other funds managed by the Company (1)	5,245	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	4,457	-	-	-	-
Total other investments	14,009	-	203	4,104	4,307
Total assets:	$82,160	$16,252	$203	$56,003	$72,458

Marketable securities sold, but not yet purchased	2,724	2,724	-	-	2,724

Total liabilities:	$2,724	$2,724	$-	$-	$2,724

(In thousands)		December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,874	$18,874	$-	$-	$18,874
Other investments:
Investments in hedge funds managed by the Company	490	-	490	-	490
Investments in other funds managed by the Company (1)	5,503	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	3,920	-	-	-	-
Total other investments	9,913	-	490	-	490
Total assets:	$28,787	$18,874	$490	$-	$19,364

Marketable securities sold, but not yet purchased	4,626	4,626	-	-	4,626

Total liabilities:	$4,626	$4,626	$-	$-	$4,626

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of June 30, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of June 30, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities. As of December 31, 2018, both marketable securities owned and marketable securities sold, but not yet purchased, were primarily comprised of U.S. listed equity securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2019 and the year ended December 31, 2018.

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

The Company's Level 3 assets in other investments is comprised of investments in equity securities of private companies. The Company determines the fair value of the investments either through (1) using the net present value of discounted cash flows of the estimated value of the put option of the investment or (2) using a market multiples approach. For the investment whose fair value determined using the discounted cash flows approach, the Company has a put option on this investment that is exercisable at three times the management fee revenue of the entity for the prior twelve months as of the effective date of the put option. The put option may be elected beginning March 31, 2022. The significant unobservable inputs under this approach are the estimated twelve months of revenues, the credit factor and the discount rate. For this investment, the Company elected the fair value option as the Company determined that the fair value of its option to put the equity securities was the best representation of the fair value of the investment. While the Company has made other equity investments, it has not elected the fair value option for those investments as it is impractical to determine the fair value of those investments. For the investment whose fair value is determined using the market multiples approach, the Company determines the enterprise value of the investment using the investments estimated EBITDA and an EBITDA multiple from comparable companies.

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement under this approach are the risk adjusted discount factors. The Company also uses performance and covenant compliance information provided by the CLO manager along with other risk factors including default risk, prepayment rates, interest rate risk, and credit spread risk when valuing this investment. During the three and six months ended June 30, 2019, the fair value of the Company's investment in CLO debt securities declined due a change that was deemed temporary. This conclusion was reached as the reduction in fair value was not due to credit factors and the Company believes that any reduction in fair value can be recovered before the security is sold or matures, whichever comes first.

For the three and six months ended June 30, 2019, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO junior subordinated notes	CLO senior subordinated notes	Equity Investment	Total
Balance as of December 31, 2018	$-	$-	$57	$57
Fair value at recognition date	54,279	9,289	3,568	67,136
Purchases	-	-	11	11
Accrued interest	294	34	-	328
Unrealized losses on investments, recognized in OCI	(1,055)	-	-	(1,055)
Balance as of March 31, 2019	$53,518	$9,323	$3,636	$66,477
Accrued interest	1,969	69	-	2,038
Purchases	-	-	171	171
Investment distributions	(1,170)	(883)	-	(2,053)
Unrealized losses on investments, recognized in OCI	(2,418)	-		(2,418)
Unrealized gains on investments, recognized in earnings	-	-	297	297
Realized losses on sales, recognized in earnings	-	(112)	-	(112)
Sales	-	(8,397)	-	(8,397)
Balance as of June 30, 2019	$51,899	$-	$4,104	$56,003

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investments, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement or a significant increase (decrease) in the EBITDA multiple would result in a significant higher (lower) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(In thousands)		Significant Unobservable Inputs Range (Weighted-average)			Fair value
	Valuation Technique	Description	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
CLO debt security	Discounted cash flows	Risk adjusted discounting factor	15.0%	N/A	$64,157	$-
		Default rate	0.0 - 2.0% (1.9%)	N/A
		Severity rate	25.0%	N/A
		Prepay rate	25 CPR	N/A
		Collateral liquidation price	99.0%	N/A
Equity investments	Discounted cash flows	Credit factor	20.0%	N/A	$3,755	$-
		Risk adjusted discounting factor	17.6%	N/A
	Market	EBITDA Multiple	7.0x	N/A	$349	$57

The Company determined the fair value of loans collateralizing ABS issued and loans held for investment identified as Level 2 assets primarily using the average market bid and ask quotation obtained from a loan pricing service. The valuations are received from a pricing service to which the Company subscribes. The pricing service's analysis incorporates comparable loans traded in the marketplace, the obligors industry, future business prospects, capital structure, and expected credit losses. Significant declines in the performance of the obligor would result in decrease to the fair value measurement. The fair value of loans held for investment identified as Level 3 assets are determined using the discounted cash flow model using the treasury rate, loan interest rate, and an internally generated risk rate.

The Company determined the fair value of ABS issued based upon pricing from published market research for equivalent-rated CLO notes. Based on the fair value methodology, the Company has identified the asset-backed securities issued as Level 2 liabilities.

As of  June 30, 2019 and December 31, 2018, $9.7 million and $9.4 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
Dollars in thousands	Redemption Frequency	Redemption Notice Period	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$4,457	$3,920	$4,833	$68
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,245	$5,503	$1,776	$1,945

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of zero and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.

The Company had marketable securities that were measured at fair value on a non-recurring basis as the Company has the intent and ability to hold these securities until maturity. The Company held marketable securities measured at fair-value on a non-recurring basis of $13.3 million as of June 30, 2019.

5. Investment Securities

  The following table summarizes available-for-sale securities in an unrealized position as of June 30, 2019:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Total OTTI in OCI	Number of positions
CLO IV junior subordinated notes	$28,280	$-	$(2,711)	$25,569	$-	1
CLO V junior subordinated notes	27,092	-	(762)	26,330	-	1
Total	$55,372	$-	$(3,473)	$51,899	$-

          The following table summarizes the held-to-maturity securities in an unrealized position as of June 30, 2019:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions
CLO III subordinated notes	$13,348	$-	$(1,090)	$12,258	1
Total	$13,348	$-	$(1,090)	$12,258

   The following table summarizes the fair value and amortized cost of the available-for-sale and held-to-maturity securities by contractual maturity as of June 30, 2019:

(In thousands)	Available-for-sale		Held-to-maturity
	Amortized cost	Fair value	Amortized cost	Fair value
5-10 years	$28,280	25,569	13,348	12,258
10+ years	27,092	26,330	-	-
Total	$55,372	$51,899	$13,348	$12,258

   The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019:

(In thousands)	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
CLO III subordinated notes	$12,258	$(1,090)	$-	$-	$12,258	$(1,090)
CLO IV junior subordinated notes	25,569	(2,711)	-	-	25,569	(2,711)
CLO V junior subordinated notes	26,330	(762)	-	-	26,330	(762)
Total	$64,157	$(4,563)	$-	$-	$64,157	$(4,563)

During the three months ended June 30, 2019 and 2018, the Company recognized unrealized losses on CLO debt securities of $2.4 million and zero, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized unrealized losses on CLO debt securities of $3.5 million and zero, respectively.

6. Loans

Loans collateralizing ABS issued

During the period ending June 30, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition as of June 30, 2019. See Note 1 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 is as follows:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance, at beginning of period	$-	$-	$(1,209)	$(6,492)	$(836)	$(9,751)	$(391)	$(6,533)
Provision for loan losses:
Specific reserve	-	-	-	-	-	-	(953)	-
General reserve	-	-	-	(369)	-	-	-	(328)
Charge off	-	-	1,099	-	181	-	1,234	-
Derecognition due to deconsolidation	-	-	-	-	655	9,751	-	-
Balance, at end of period	$-	$-	$(110)	$(6,861)	$-	$-	$(110)	$(6,861)

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at June 30, 2019 or December 31, 2018. The Company had one troubled debt restructuring during the six months ended June 30, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion and recorded no material gain or loss upon the execution of the restructuring.

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

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018. These loans were deconsolidated as of June 30, 2019 as part of the deconsolidation of the CLOs. See Note 1 for additional information.

(In thousands)	Cash Flow Loans
	June 30,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$7,300
Ba1 - Ba3	-	247,686
B1 - B3	-	856,204
Caa1 - Caa3	-	59,046
Ca	-	1,813
Total:	$-	$1,172,049

Internal rating: (1)
2	$-	$1,018,261
3	-	132,169
4	-	19,806
5	-	1,813
Total:	$-	$1,172,049

Performance:
Performing	$-	$1,170,236
Non-Performing	-	1,813
Total:	$-	$1,172,049

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

Loans Held for Investment

At June 30, 2019 and December 31, 2018, the number of loans held for investment outside of the CLO warehouse portfolio was seven and five, respectively. The Company reviews the credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. As of December 31, 2018, the Company held $26.0 million of loans held for investment in the CLO VI warehouse portfolio. The credit quality of the CLO VI warehouse loans are evaluated in the same manner as the credit quality of loans collateralizing ABS issued. On March 19, 2019, the Company deconsolidated its investments in the CLO VI warehouse and a result, no longer has loans held for investment related to CLO VI on its Consolidated Statements of Financial Condition as of June 30, 2019. See Note 1 for additional information on the deconsolidation.

There were no loans past due as of June 30, 2019 and 2018. A summary of activity in loan losses for the three and six months ended June 30, 2019 and 2018 is as follows:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$-	$-	$(205)	$(858)	$(218)	$(181)	$(2,279)	$(494)
Provision for loan losses
Specific	-	-	-	-	-	-	(205)	-
General	-	-	-	(914)	-	-	-	(1,278)
Charge off	-	-	205	26	218	-	2,484	26
Derecognition due to deconsolidation	-	-	-	-	-	181	-	-
Balance, at end of the period	$-	$-	$-	$(1,746)	$-	$-	$-	$(1,746)

   A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2019 and December 31, 2018, zero and $0.5 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

The Company had one troubled debt restructuring during the six months ended June 30, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion and recoded no material gain or loss upon the execution of the restructuring.

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

   As of December 31, 2018, the Company classified all its loans held for investment as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. There were no impaired loans on non-accrual status as of June 30, 2019. The table below presents certain information pertaining to the loans on non-accrual status as of December 31, 2018:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$462	$484	$219	$462	$34
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$462	$484	$219	$462	$34

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating (through March 19, 2019) 3) trading price of the loan, and 4) performance of the obligor. The table below presents, by credit quality indicator, the Company's recorded investment in loans held for investment at June 30, 2019 and December 31, 2018:

(In thousands)	Cash Flow Loans
	June 30,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	-	7,459
B1 - B3	906	18,342
Caa1 - Caa3	-	419
Ca	-	463
Not Rated	4,386	3,326
Total:	$5,292	$30,009

Internal rating: (1)
2	$-	$26,208
3	-	909
4	-	-
5	-	462
Not rated	5,292	2,430
Total:	$5,292	$30,009

Performance:
Performing	$5,292	$29,547
Non-performing	-	462
Total:	$5,292	$30,009

(1) Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

7. Debt

Bond Payable

(In thousands)	June 30, 2019	December 31, 2018

8.00% Senior Notes due 2023	$36,000	$36,000
7.25% Senior Notes due 2027	50,000	50,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(2,219)	(2,428)
Less: Consolidation elimination	(75)	(75)
Total bond payable, net	$83,706	$83,497

The 8.00% Senior Notes due 2023 and the 7.25% Senior Notes due 2027 (collectively, the “Senior Notes”) were issued by JMP Group Inc. pursuant to indentures with U.S. Bank National Association, as trustee. The 8.00% Senior Notes indentures contain a minimum liquidity covenant that obligates JMP Group Inc. to maintain liquidity of at least an amount equal to the lesser of (i) the aggregate amount due on the next eight scheduled quarterly interest payments on the 8.00% Senior Notes, or (ii) the aggregate amount due on all remaining scheduled quarterly interest payments on the $36 million 8.00% Senior Notes until the maturity of the 8.00% Senior Notes. The Senior Notes indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both June 30, 2019 and December 31, 2018, the Company was in compliance with the debt covenants in the indentures.

The future scheduled principal payments of the debt obligations as of June 30, 2019 were as follows:

(In thousands)

2019	$-
2020	-
2021	-
2022	-
2023	36,000
Thereafter	50,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	June 30, 2019	December 31, 2018

$100 million, CLO VI warehouse credit facility through October 11, 2021	$-	$22,500
$25 million, JMP Holding credit agreement through December 31, 2020	14,983	-
$20 million, JMP Securities revolving line of credit through June 6, 2020	-	-
Note payable	829	829
Total note payable, lines of credit, and credit facilities	$15,812	$23,329

The Company's Credit Agreement (the "Credit Agreement") dated as of April 30, 2014, was entered by and between JMP Holding and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2019 and December 31, 2018, the Company was in compliance with the loan covenants. As of June 30, 2019 and December 31, 2018, the outstanding balance on the Credit Agreement was $15.0 million and zero, respectively. The $25 million line of credit has a LIBOR plus 225 bps interest rate, which will convert to a term loan after December 31, 2020, and will be repaid in quarterly installments of 3.75% of funded debt for the first two years, 5.00% of funded debt for the next two years, and the remainder due at maturity.

JMP Securities holds a $20 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

 The net loans collateralizing the CLO VI warehouse facility were zero and $26.0 million as of June 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, the CLO VI warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.250% until October 11, 2021, which marks the end of the revolving period on the facility. The facility has a 12 months amortization period after the revolving period in which the outstanding balances bear standard market interest rate based on LIBOR. During the six months ended June 30, 2019, the Company deconsolidated its investments in the CLO VI warehouse and as a result, no longer has the CLO VI warehouse credit facility on its Consolidated Statements of Financial Condition as of June 30, 2019. See Note 1 for additional information on deconsolidation.

 On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022. As of June 30, 2019, the carrying value of the note payable was $0.8 million.

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

 During the six months ended June 30, 2019, the Company deconsolidated CLO III, CLO IV, and CLO V, and as a result, no longer carried the ABS issued on its Consolidated Statements of Financial Condition as of June 30, 2019. See Note 1 for additional information on deconsolidation.

    The net loans collateralizing asset-backed securities for CLO III, CLO IV, and CLO V was $1,161.5 million as of December 31, 2018.

9. Leases

Substantially all of the leases in which the Company is the lessee are office space leases with various terms with the maximum duration through 2026. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. With the adoption of ASU 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the Consolidated Statements of Financial Condition as a "right-of-use" (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU asset and lease liability are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

June 30, 2019
Weighted-average remaining lease term
Operating leases	5.79
Weighted-average discount rate
Operating leases	6.12%

The Company leases office space in California, Illinois, Georgia (through March 19, 2019), Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense was $1.4 million and $1.1 million for quarters ended June 30, 2019 and 2018, respectively. Occupancy expense was $2.8 million and $2.3 million for six months ended June 30, 2019 and 2018, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Payments
Year Ending December 31,
2019	$2,153
2020	5,629
2021	5,693
2022	5,649
2023	5,643
Thereafter	6,562
Total minimum future lease payments	31,329
Amounts representing interest	(4,847)
Present value of net future minimum lease payments	$26,482

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities	$2,946
Operating leases	$2,946

10. Shareholders’ Equity

Share Repurchase Program

On February 17, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018. On December 3, 2018, with the previous authorization expired, our board of directors approved the extension of the term of the Company's share repurchase program through April 30, 2019. On April 22, 2019 the Company's board of directors approved the extension of the term of the Company's share repurchase program through June 30, 2019. During the three months ended June 30, 2019, the Company repurchased 161,571 of the Company’s shares, at an average price of $3.96 per share, for an aggregate purchase price of $0.6 million on the open market. During the six months ended June 30, 2019, the Company repurchased 318,826 of the Company’s shares, at an average price of $4.09 per share, for an aggregate purchase price of $1.3 million on the open market. The Company terminated its repurchase program effective May 8, 2019, prior to the launch of a self-tender offer.

Self-Tender Offer

On May 13, 2019, the Company launched a self-tendered offer (the "Tender Offer") to repurchase for cash up to 3,000,000 of shares representing limited liability interests of the Company, or approximately 14.2% of the Company's outstanding common shares. The Tender Offer expired on June 13, 2019. The Tender Offer resulted in the Company's repurchase of 1,816,732 shares at a purchase price of $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the Tender Offer.

11. Accumulated Other Comprehensive Income

The following table summarizes the unrealized gains and losses on securities of accumulated other comprehensive losses, before tax, tax effect, and net of tax, for the three and six months ended June 30, 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Beginning, January 1, 2019	$-	$-	$-
Net unrealized losses during the period	(1,055)	273	(782)
Balance as of March 31, 2019	$(1,055)	$273	$(782)
Net unrealized losses during the period	(2,418)	631	(1,787)
Balance as of June 30, 2019	$(3,473)	$904	$(2,569)

12. Share-Based Compensation

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

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2019:

	Six Months Ended
	June 30, 2019
	Shares Subject	Weighted Average
	to Option	Exercise Price

Balance, beginning of year	1,300,000	$6.85
Balance, end of period	1,300,000	$6.85

Options exercisable at end of period	1,300,000	$6.85

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2019:

June 30, 2019
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.79 - $7.33	1,300,000	0.50	$6.85	$-	1,300,000	0.50	$6.85	$-

     The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of zero for both the three and six months ended June 30, 2019 and 2018, respectively.

    As of June 30, 2019, there was no unrecognized compensation expense related to share options.

   There were no share options exercised during both the three and six months ended June 30, 2019 and June 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options.

   The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

On February 6, 2019 the Company granted approximately 280,000 RSUs to certain employees of the Company as part of the 2018 deferred compensation program. 50% of these units will vest on December 1, 2019 and the remaining 50% will vest on December 1, 2020, subject to the grantees’ continued employment through such dates. The Company also granted RSUs for new hires throughout the year which have various vesting schedules.

  The following table summarizes RSU activity for the six months ended June 30, 2019:

	Six Months Ended
	June 30, 2019
	Restricted	Weighted Average
	Share Units	Grant Date Fair Value

Balance, beginning of year	297,639	$4.79
Granted	465,519	4.23
Vested	(162,048)	4.55
Balance, end of period	601,110	$4.42

The aggregate fair value of RSUs vested during both the three months ended June 30, 2019 and 2018 were $376 thousand and $191 thousand, respectively. The aggregate fair value of RSUs vested during both the six months ended June 30, 2019 and 2018 were $737 thousand and $312 thousand, respectively. The income tax benefits realized from the vested RSUs were $98 thousand and $28 thousand for the three months ended June 30, 2019 and 2018, respectively. The income tax benefits realized from the vested RSUs were $179 thousand and $28 thousand for the six months ended June 30, 2019 and 2018, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the three months ended June 30, 2019 and 2018, the Company recorded compensation expenses related to RSU's of $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded compensation expenses related to RSU's of $1.1 million and $0.8 million, respectively.

  For the three months ended June 30, 2019 and 2018, the Company recognized income tax benefits of $155 thousand and $55 thousand, respectively, related to the compensation expense recognized for RSUs. For the six months ended June 30, 2019 and 2018, the Company recognized income tax benefits of $275 thousand and $113 thousand, respectively, related to the compensation expense recognized for RSUs. As of June 30, 2019, there was $1.5 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.33 years

The Company pays cash distribution equivalents on certain RSUs upon vesting. Distribution equivalents paid on RSUs are generally charged to retained earnings. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

  In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.18%, distribution yield of 17.44%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the six months ended June 30, 2019

	Six Months Ended
	June 30, 2019
	Share Appreciation	Weighted Average
	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2019:

June 30, 2019
SARs Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	0.50	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended June 30, 2019 and 2018, the Company recorded compensation benefit of zero and compensation expense of $25 thousand, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded compensation benefit of zero and $99 thousand, respectively.

For the three months ended June 30, 2019 and 2018, the Company recognized income tax benefit of zero and income tax expense of $6 thousand related to the compensation expense recognized for SARs. For the six months ended June 30, 2019 and 2018, the Company recognized income tax benefit of zero and $26 thousand related to the compensation expense recognized for SARs. As of June 30, 2019, there was no unrecognized compensation expense related to SARs.

13. Net Income per Common Share

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

The computations of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to JMP Group LLC	$(1,112)	$(1,988)	$3,957	$(2,271)

Denominator:
Basic weighted average shares outstanding	20,772	21,537	21,028	21,601

Effect of potential dilutive securities:
Restricted share units	-	-	123	-

Diluted weighted average shares outstanding	20,772	21,537	21,151	21,601

Net income (loss) per share
Basic	$(0.05)	$(0.09)	$0.19	$(0.11)
Diluted	$(0.05)	$(0.09)	$0.19	$(0.11)

Due to the net loss for three and six months ended June 30, 2018 and three months ended June 30, 2019, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. ASC 606 Revenue from contracts with customers

The following tables represent the Company's total revenues from contracts with customers, disaggregated by major business activity, for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

(in thousands)	Three Months Ended June 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$12,328	$-	$-	$-	$-	$-	$12,328
Strategic advisory and private placements	5,408	-	-	-	-	-	5,408
Total investment banking revenues	17,736	-	-	-	-	-	17,736
Commissions	3,063	-	-	-	-	-	3,063
Research payments	1,655	-	-	-	-	-	1,655
Net trading losses	(61)	-	-	-	-	-	(61)
Total brokerage revenues	4,657	-	-	-	-	-	4,657
Base management fees	-	1,533	-	1,533	-	(25)	1,508
Incentive management fees	-	846	-	846	-	-	846
Total asset management fees	-	2,379	-	2,379	-	(25)	2,354
Total revenues from contracts with customers	$22,393	$2,379	$-	$2,379	$-	$(25)	$24,747

(in thousands)	Three Months Ended June 30, 2018
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$24,050	$-	$-	$-	$-	$-	$24,050
Strategic advisory and private placements	4,512	-	-	-	-	-	4,512
Total investment banking revenues	28,562	-	-	-	-	-	28,562
Commissions	4,095	-	-	-	-	-	4,095
Research payments	1,650	-	-	-	-	-	1,650
Net trading losses	(298)	-	-	-	-	-	(298)
Total brokerage revenues	5,447	-	-	-	-	-	5,447
Base management fees	-	4,314	-	4,314	-	(1,051)	3,263
Incentive management fees	-	344	2,017	2,361	-	(246)	2,115
Total asset management fees	-	4,658	2,017	6,675	-	(1,297)	5,378
Total revenues from contracts with customers	$34,009	$4,658	$2,017	$6,675	$-	$(1,297)	$39,387

(in thousands)	Six Months Ended June 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$19,117	$-	$-	$-	$-	$-	$19,117
Strategic advisory and private placements	10,498	-	-	-	-	-	10,498
Total investment banking revenues	29,615	-	-	-	-	-	29,615
Commissions	6,362	-	-	-	-	-	6,362
Research payments	2,864	-	-	-	-	-	2,864
Net trading losses	(34)	-	-	-	-	-	(34)
Total brokerage revenues	9,192	-	-	-	-	-	9,192
Base management fees	-	4,237	-	4,237	-	(1,032)	3,205
Incentive management fees	-	588	264	852	-	-	852
Total asset management fees	-	4,825	264	5,089	-	(1,032)	4,057
Total revenues from contracts with customers	$38,807	$4,825	$264	$5,089	$-	$(1,032)	$42,864

(in thousands)	Six Months Ended June 30, 2018
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$35,912	$-	$-	$-	$-	$-	$35,912
Strategic advisory and private placements	13,312	-	-	-	-	-	13,312
Total investment banking revenues	49,224	-	-	-	-	-	49,224
Commissions	7,986	-	-	-	-	-	7,986
Research payments	2,635	-	-	-	-	-	2,635
Net trading losses	(510)	-	-	-	-	-	(510)
Total brokerage revenues	10,111	-	-	-	-	-	10,111
Base management fees	-	8,321	-	8,321	-	(1,998)	6,323
Incentive management fees	-	423	5,303	5,726	-	(246)	5,480
Total asset management fees	-	8,744	5,303	14,047	-	(2,244)	11,803
Total revenues from contracts with customers	$59,335	$8,744	$5,303	$14,047	$-	$(2,244)	$71,138

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

16. Income Taxes

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

For the three months ended June 30, 2019 and 2018, the Company recorded income tax benefit of $0.5 million and expense of $4.9 million, respectively. The effective tax rate is 30.20% and 132.80% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax benefit of $4.6 million and $0.7 million, respectively. The effective tax rate is 684.30% and 18.55% for the six months ended June 30, 2019 and 2018, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the change in tax status from non-taxable to taxable which resulted in recognizing the initial temporary differences between book bases and tax bases of assets and liabilities.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

17. Commitments and Contingencies

      In connection with its underwriting activities, JMP Securities  may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at June 30, 2019, had no material effect on the Company's consolidated financial statements. JMP Securities had no open underwriting commitments as of December 31, 2018.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker  may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both June 30, 2019 and December 31, 2018. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $0.8 million and $28.7 million as of June 30, 2019 and December 31, 2018. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $0.6 million and $27.0 million as of June 30, 2019 and December 31, 2018.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $23.0 million and $29.8 million, which were $21.9 million and $28.7 million in excess of the required net capital of $1.1 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.72 to 1 and 0.57 to 1 at June 30, 2019 and December 31, 2018, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of June 30, 2019 and December 31, 2018, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $22.9 million and $18.6 million, respectively, which consisted of investments in hedge and other private funds of $12.4 million and $8.6 million, respectively, and an investment in HCC common stock of $10.5 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $1.5 million and $3.3 million for the three months ended June 30, 2019 and 2018. Base management fees earned from these affiliated entities were $3.2 million and $6.3 million for the six months ended June 30, 2019 and 2018. Also, the Company earned incentive fees of $0.8 million and $2.1 million, from these affiliated entities for the three months ended June 30, 2019 and 2018. The Company earned incentive fees of $0.9 million and $5.5 million, from these affiliated entities for the six months ended June 30, 2019 and 2018.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of June 30, 2019 and December 31, 2018, the Company’s portion of the outstanding loan balance to this entity was both $2.4 million. The Company determined the fair value of loans held for investment to be $2.5 million as of June 30, 2019 and $2.3 million as of December 31, 2018, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of June 30, 2019, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million as capital attributable to non-controlling interest upon execution as of December 31, 2018. The Company has allocated income on the investment based on the affiliates' pro-rata share of ownership of the investment series of $16 and $31 thousand for the three and six months ended June 30, 2019. The Company has allocated income on the investment based on the affiliates' pro-rata share of ownership of the investment series of $15 and $28 thousand for the three and six months ended June 30, 2018.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2019 and December 31, 2018 have subsequently settled with no resulting material liability to the Company. For the three and six months ended June 30, 2019 and 2018, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of June 30, 2019 or December 31, 2018.

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

21. Litigation

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

22. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of zero and $1.4 million as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 18 for description of the Company's unfunded commitments to lend as of June 30, 2019 and December 31, 2018.

23. Business Segments

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

The Company’s segment information for the three and six months ended June 30, 2019 and 2018 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Broker-Dealer
Non-interest revenues	$22,399	$34,015	$38,819	$59,344
Total net revenues after provision for loan losses	$22,399	$34,015	$38,819	$59,344
Non-interest expenses	23,458	30,410	41,358	53,326
Segment operating pre-tax net income (loss)	$(1,059)	$3,605	$(2,539)	$6,018
Segment assets	$53,622	$70,349	$53,622	$70,349
Asset Management Fee Income
Non-interest revenues	$2,536	$4,572	$4,897	$8,561
Total net revenues after provision for loan losses	$2,536	$4,572	$4,897	$8,561
Non-interest expenses	2,883	4,756	5,973	9,776
Segment operating pre-tax net loss	$(347)	$(184)	$(1,076)	$(1,215)
Segment assets	$11,424	$20,529	$11,424	$20,529
Investment Income
Non-interest revenues	$2,125	$3,556	$7,875	$5,724
Net interest income	816	2,927	4,139	5,054
Loss on repurchase, reissuance or early retirement of debt	-	(42)	-	(42)
Provision for loan losses	-	(37)	-	(930)
Total net revenues after provision for loan losses	$2,941	$6,404	$12,014	$9,806
Non-interest expenses	495	3,372	3,044	7,561
Segment operating pre-tax net income	$2,446	$3,032	$8,970	$2,245
Segment assets	$121,145	1,152,160	$121,145	1,152,160
Corporate Costs
Non-interest expenses	$1,982	$2,573	$4,042	$4,831
Segment operating pre-tax net loss	$(1,982)	$(2,573)	$(4,042)	$(4,831)
Segment assets	$276,693	$282,699	$276,693	$282,699
Eliminations
Non-interest revenues	$(34)	$(1,168)	$(1,048)	$(2,147)
Total net revenues after provision for loan losses	$(34)	$(1,168)	$(1,048)	$(2,147)
Non-interest expenses	(34)	(1,168)	(1,048)	(2,149)
Segment operating pre-tax net income	$-	$-	$-	$2
Segment assets	$(226,911)	$(274,705)	$(226,911)	$(274,705)
Consolidating adjustments and reconciling items
Non-interest revenues	$209 (a)	$576 (a)	$341 (a)	$(1,637	)(a)
Net interest income	17 (b)	1,108 (b)	212 (b)	1,989	(b)
Loss on repurchase or early retirement of debt	-	-	-	(2,626)
Provision for loan losses	-	(1,243)	-	(1,815)
Total net revenues after provision for loan losses	$226	$441	$553	$(4,089)
Non-interest expenses	996 (c)	635 (c)	2,541 (c)	1,759	(c)
Non-controlling interest (expense) income	(83)	779	(13)	(685)
Segment operating pre-tax net loss	$(687)	$(973)	$(1,975)	$(5,163)
Total Segments
Non-interest revenues	27,235	41,551	50,884	69,845
Net interest income	833	4,035	4,351	7,043
Loss on repurchase, reissuance or early retirement of debt	-	(42)	-	(2,668)
Provision for loan losses	-	(1,280)	-	(2,745)
Total net revenues after provision for loan losses	$28,068	$44,264	$55,235	$71,475
Non-interest expenses	29,780	40,578	55,910	75,104
Non-controlling interest (expense) income	(83)	779	(13)	(685)
Consolidated net income (loss) attributable to JMP Group LLC	$(1,629)	$2,907	$(662)	$(2,944)
Total assets	$235,973	$1,251,031	$235,973	$1,251,031

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating net income (loss)	$(697)	$3,384	$972	$1,753
Addback (subtract) of segment income tax expense (benefit)	(245)	496	341	466
Total segments adjusted operating pre-tax net income (loss)	$(942)	$3,880	$1,313	$2,219
Subtract (addback)
Share-based awards and deferred compensation	587	69	1,431	213
General loan loss provision – CLOs, CLO warehouse	-	1,164	-	1,493
Early debt retirement/reissuance	-	-	-	1,318
CLO refinancing costs	-	(10)	-	54
Amortization of intangible asset – CLO III	-	69	277	138
Unrealized (gain) loss on real estate fund investment – depreciation and amortization	221	(24)	778	1,604
Unrealized mark-to-market (gain) loss on strategic equity investments	(121)	(295)	(511)	343
Total consolidation adjustments and reconciling items	687	973	1,975	5,163
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(1,629)	$2,907	$(662)	$(2,944)

Income tax expense (benefit)	(517)	4,895	(4,619)	(673)
Consolidated net income (loss) attributable to JMP Group LLC	$(1,112)	$(1,988)	$3,957	$(2,271)

24. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. In the first quarter of 2019, the Company deconsolidated its CLOs from its Consolidated Statements of Financial Condition but retained an ownership investment in the CLOs. As the CLOs are VIEs, the CLOs are presented in the nonconsolidated VIE table as of June 30, 2019. See Note 1 for additional information on deconsolidation of the CLOs. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	June 30, 2019				December 31, 2018
	Financial Statement				Financial Statement
	Carrying Amount		Maximum		Carrying Amount		Maximum
	Assets	Liabilities	Exposure to Loss	VIE Assets	Assets	Liabilities	Exposure to Loss	VIE Assets
CLOs	$78,348	$-	$78,348	$1,363,427	$-	$-	$-	$-
Fund investments	5,215	-	6,645	192,378	5,083	-	7,028	204,646
Other investments	4,194	-	4,194	1,206,934	933	-	933	1,235,146
Total	$87,757	$-	$89,187	$2,762,739	$6,016	$-	$7,961	$1,439,792

25. Consolidating Financial Statements

 JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s Senior Notes (Note 6). In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings became guarantors of JMP Group Inc.'s obligations under the Senior Notes The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

The following financial statements present the financial condition, results of operations, and cash flows of JMP Group LLC and JMP Investment Holdings LLC ("Parent Companies and Guarantors"), JMP Group Inc. ("Subsidiary Issuer"), all other consolidated subsidiaries (collectively "Non-Guarantor Subsidiaries"), and the elimination of entries necessary to consolidate or combine the Subsidiary Issuer with the Parent Companies and Guarantors and Non-Guarantor Subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of June 30, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$8,808	$7,095	$36,998	$-	$52,901
Restricted cash and deposits	-	1,221	-	-	1,221
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,169	-	6,169
Marketable securities owned, at fair value	38,991	694	41,888	(74)	81,499
Other investments	3,870	2,255	25,987	-	32,112
Loans held for investment, net of allowance for loan losses	1,958	906	2,428	-	5,292
Interest receivable	40	16	749	(419)	386
Fixed assets, net	-	-	2,518	-	2,518
Operating lease right-of-use asset	-	21,096	-	-	21,096
Other assets	119	131,030	46,206	(144,576)	32,779
Investment in subsidiaries	264,858	76,166	-	(341,024)	-
Total assets	$318,644	$240,479	$162,943	$(486,093)	$235,973

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$2,724	$-	$2,724
Accrued compensation	685	1,001	11,986	-	13,672
Interest payable	-	1,071	501	(419)	1,153
Notes payable	127,603	-	32,746	(144,537)	15,812
Bond payable, net of debt issuance costs	-	83,780	-	(74)	83,706
Operating lease right-of-use liability	-	26,482	-	-	26,482
Other liabilities	5,799	236	11,150	67	17,252
Total liabilities	$134,087	$112,570	$59,107	$(144,963)	$160,801

Total shareholders' equity	184,557	127,909	104,317	(341,342)	75,441
Nonredeemable Non-controlling Interest	$-	$-	$(481)	$212	$(269)
Total equity	$184,557	$127,909	$103,836	$(341,130)	$75,172
Total liabilities and equity	$318,644	$240,479	$162,943	$(486,093)	$235,973

	As of December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$4,863	$8,755	$57,309	$-	$70,927
Restricted cash and deposits	-	1,221	60,660	-	61,881
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,647	-	6,647
Marketable securities owned, at fair value	10,027	-	8,921	(74)	18,874
Other investments	10,922	1,785	13,262	(9,845)	16,124
Loans held for investment, net of allowance for loan losses	1,139	-	28,469	-	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,161,463	-	1,161,463
Interest receivable	137	1	3,345	(479)	3,004
Fixed assets, net	-	-	2,351	-	2,351
Other assets	(18,812)	121,932	63,386	(146,143)	20,363
Investment in subsidiaries	317,113	77,427	-	(394,540)	-
Total assets	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$4,626	$-	$4,626
Accrued compensation	-	150	41,459	-	41,609
Asset-backed securities issued, net of debt issuance costs	-	-	1,122,187	(9,845)	1,112,342
Interest payable	-	1,071	10,614	(475)	11,210
Notes payable	127,603	-	17,763	(144,537)	829
CLO warehouse credit facilities	-	-	22,500	-	22,500
Bond payable, net of debt issuance costs	-	83,572	-	(75)	83,497
Other liabilities	2,700	7,603	8,620	(1,500)	17,423
Total liabilities	$130,303	$92,396	$1,227,769	$(156,432)	$1,294,036

Total shareholders' (deficit) equity	181,497	118,725	178,346	(394,861)	83,707
Nonredeemable Non-controlling Interest	$13,589	$-	$(302)	$212	$13,499
Total equity	$195,086	$118,725	$178,044	$(394,649)	$97,206
Total liabilities and equity	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

	For the Three Months Ended June 30, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$17,736	$-	$17,736
Brokerage	-	-	4,657	-	4,657
Asset management fees	-	-	2,388	(34)	2,354
Principal transactions	(26)	421	1,028	-	1,423
Loss on sale, payoff and mark-to-market of loans	(21)	-	-	-	(21)
Net dividend income	16	28	249	-	293
Other income	206	-	587	-	793
Equity earnings (losses) of subsidiaries	865	(522)	-	(343)	-
Non-interest revenues (losses)	1,040	(73)	26,645	(377)	27,235

Interest income	1,880	1,113	1,717	(1,938)	2,772
Interest expense	(1,056)	(2,068)	(752)	1,937	(1,939)
Net interest income (expense)	824	(955)	965	(1)	833
Total net revenues (losses) after provision for loan losses	1,864	(1,028)	27,610	(378)	28,068

Non-interest expenses
Compensation and benefits	445	1,048	18,452	-	19,945
Administration	155	109	2,518	(34)	2,748
Brokerage, clearing and exchange fees	-	-	733	-	733
Travel and business development	37	12	1,298	-	1,347
Managed deal expense	-	-	1,334	-	1,334
Communications and technology	-	2	1,125	-	1,127
Occupancy	-	-	1,409	-	1,409
Professional fees	515	60	246	-	821
Depreciation	-	-	311	-	311
Other	-	-	5	-	5
Total non-interest expenses	1,152	1,231	27,431	(34)	29,780
Net income (loss) before income tax expense	712	(2,259)	179	(344)	(1,712)
Income tax benefit	(58)	(344)	(115)	-	(517)
Net income (loss)	770	(1,915)	294	(344)	(1,195)
Less: Net loss attributable to nonredeemable non-controlling interest	-	-	(83)	-	(83)
Net income (loss) attributable to JMP Group LLC	$770	$(1,915)	$377	$(344)	$(1,112)

32

	For the Three Months Ended June 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$28,562	$-	$28,562
Brokerage	-	-	5,447	-	5,447
Asset management fees	-	-	5,420	(42)	5,378
Principal transactions	533	(126)	1,277	-	1,684
Loss on sale, payoff and mark-to-market of loans	(15)	-	(135)	-	(150)
Net dividend income	280	11	28	-	319
Other income	-	-	311	-	311
Equity earnings of subsidiaries	3,577	2,719	-	(6,296)	-
Non-interest revenues	4,375	2,604	40,910	(6,338)	41,551

Interest income	667	1,141	15,921	(2,060)	15,669
Interest expense	(1,158)	(2,299)	(10,237)	2,060	(11,634)
Net interest income (expense)	(491)	(1,158)	5,684	-	4,035

Loss on repurchase, reissuance or early retirement of debt	(42)	-	-	-	(42)
Provision for loan losses	-	-	(1,280)	-	(1,280)

Total net revenues after provision for loan losses	3,842	1,446	45,314	(6,338)	44,264

Non-interest expenses
Compensation and benefits	621	1,235	27,282	-	29,138
Administration	171	101	2,481	(42)	2,711
Brokerage, clearing and exchange fees	-	-	788	-	788
Travel and business development	(31)	4	1,229	-	1,202
Managed deal expense	-	-	2,348	-	2,348
Communications and technology	1	2	1,044	-	1,047
Occupancy	-	-	1,143	-	1,143
Professional fees	590	67	481	-	1,138
Depreciation	-	-	287	-	287
Other	69	-	707	-	776
Total non-interest expenses	1,421	1,409	37,790	(42)	40,578
Net income (loss) before income tax expense	2,421	37	7,524	(6,296)	3,686
Income tax expense	-	3,734	1,161	-	4,895
Net income (loss)	2,421	(3,697)	6,363	(6,296)	(1,209)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	815	-	(36)	-	779
Net income (loss) attributable to JMP Group LLC	$1,606	$(3,697)	$6,399	$(6,296)	$(1,988)

	For the Six Months Ended June 30, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$29,615	$-	$29,615
Brokerage	-	-	9,192	-	9,192
Asset management fees	-	-	4,105	(48)	4,057
Principal transactions	391	483	5,837	-	6,711
Loss on sale, payoff and mark-to-market of loans	(21)	-	(17)	-	(38)
Net dividend income	118	40	431	-	589
Other income	235	-	523	-	758
Equity earnings (losses) of subsidiaries	11,757	(1,258)	-	(10,499)	-
Non-interest revenues	12,480	(735)	49,686	(10,547)	50,884

Interest income	2,830	2,203	16,143	(4,113)	17,063
Interest expense	(2,112)	(4,134)	(10,578)	4,112	(12,712)
Net interest income (expense)	718	(1,931)	5,565	(1)	4,351
Total net revenues (losses) after provision for loan losses	13,198	(2,666)	55,251	(10,548)	55,235

Non-interest expenses
Compensation and benefits	1,026	2,092	34,049	-	37,167
Administration	302	219	4,204	(48)	4,677
Brokerage, clearing and exchange fees	-	-	1,434	-	1,434
Travel and business development	73	20	2,275	-	2,368
Managed deal expense	-	-	1,867	-	1,867
Communications and technology	2	1	2,177	-	2,180
Occupancy	-	-	2,832	-	2,832
Professional fees	1,085	124	1,068	-	2,277
Depreciation	-	-	608	-	608
Other	277	-	223	-	500
Total non-interest expenses	2,765	2,456	50,737	(48)	55,910
Net income (loss) before income tax expense	10,433	(5,122)	4,514	(10,500)	(675)
Income tax expense (benefit)	255	(5,243)	369	-	(4,619)
Net income (loss)	10,178	121	4,145	(10,500)	3,944
Less: Net income (loss) attributable to nonredeemable non-controlling interest	167	-	(180)	-	(13)
Net income (loss) attributable to JMP Group LLC	$10,011	$121	$4,325	$(10,500)	$3,957

	For the Six Months Ended June 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$49,224	$-	$49,224
Brokerage	-	-	10,111	-	10,111
Asset management fees	-	-	12,025	(222)	11,803
Principal transactions	(2,646)	(144)	854	-	(1,936)
Loss on sale, payoff and mark-to-market of loans	(15)	-	(317)	-	(332)
Net dividend income	551	14	50	-	615
Other income	-	-	360	-	360
Equity earnings of subsidiaries	7,100	2,791	-	(9,891)	-
Non-interest revenues	4,990	2,661	72,307	(10,113)	69,845

Interest income	1,331	2,283	28,895	(4,130)	28,379
Interest expense	(2,302)	(4,592)	(18,571)	4,129	(21,336)
Net interest income (expense)	(971)	(2,309)	10,324	(1)	7,043

Loss on repurchase, reissuance or early retirement of debt	(42)	-	(2,626)	-	(2,668)
Reversal (provision) for loan losses	15	-	(2,760)	-	(2,745)

Total net revenues after provision for loan losses	3,992	352	77,245	(10,114)	71,475

Non-interest expenses
Compensation and benefits	1,081	2,076	50,242	-	53,399
Administration	326	238	4,602	(222)	4,944
Brokerage, clearing and exchange fees	-	-	1,565	-	1,565
Travel and business development	35	18	2,103	-	2,156
Managed deal expense	-	-	3,914	-	3,914
Communications and technology	1	5	2,103	-	2,109
Occupancy	-	-	2,260	-	2,260
Professional fees	1,261	152	1,630	-	3,043
Depreciation	-	-	551	-	551
Other	138	-	1,025	-	1,163
Total non-interest expenses	2,842	2,489	69,995	(222)	75,104
Net income (loss) before income tax expense	1,150	(2,137)	7,250	(9,892)	(3,629)
Income tax expense (benefit)	-	(2,255)	1,582	-	(673)
Net income (loss)	1,150	118	5,668	(9,892)	(2,956)
Less: Net loss attributable to nonredeemable non-controlling interest	(231)	-	(454)	-	(685)
Net income (loss) attributable to JMP Group LLC	$1,381	$118	$6,122	$(9,892)	$(2,271)

	For the Six Months Ended June 30, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,953	$(11,085)	$(22,507)	$(10,500)	$(31,139)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(904)	-	(904)
Purchases of other investments	(401)	(363)	(8,866)	-	(9,630)
Sales or distributions from other investments	1,840	329	9,073	(878)	10,364
Funding of loans collateralizing asset-backed securities issued	-	-	(35,153)	-	(35,153)
Funding of loans held for investment	(1,131)	(876)	(23,580)	-	(25,587)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	23,806	-	23,806
Sale, payoff and principal receipts on loans held for investment	139	7	6,874	-	7,020
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	-	(27,771)	-	(27,771)
Investment in subsidiary	10,301	1,261	-	(11,562)	-
Net cash provided by (used in) investing activities	$10,748	$358	$(56,521)	$(12,440)	$(57,855)

Cash flows from financing activities:
Proceeds from drawdowns on line of credit	-	-	16,583	-	16,583
Proceeds from drawdowns on CLO warehouse facilities	-	-	7,750	-	7,750
Repayment of line of credit	-	-	(1,600)	-	(1,600)
Repayment of asset-backed securities issued	-	-	(1,679)	878	(801)
Distributions and distribution equivalents paid on common shares and RSUs	(1,913)	-	-	-	(1,913)
Purchases of common shares for treasury	(8,614)	-	-	-	(8,614)
Distributions to non-controlling interest shareholders	(913)	-	-	-	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-	-	-	(184)
Capital contributions of parent	(8,133)	9,067	(22,996)	22,062	-
Net cash provided by (used in) financing activities	$(19,757)	$9,067	$(1,942)	$22,940	$10,308
Net increase (decrease) in cash and cash equivalents	3,944	(1,660)	(80,970)	-	(78,686)
Cash, cash equivalents and restricted cash, beginning of period	4,863	9,976	117,969	-	132,808
Cash, cash equivalents and restricted cash, end of period	$8,807	$8,316	$36,999	$-	$54,122

	For the Six Months Ended June 30, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,243	$(1,130)	$(26,374)	$(9,933)	$(14,194)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(580)	-	(580)
Purchases of other investments	(5,187)	(430)	(55)	4,453	(1,219)
Sales or distributions from other investments	13,161	116	2,306	(4,411)	11,172
Funding of loans collateralizing asset-backed securities issued	-	-	(193,024)	-	(193,024)
Funding of loans held for investment	14	-	(225,365)	-	(225,351)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	(15)	-	172,430	-	172,415
Sale, payoff and principal receipts on loans held for investment	1,560	-	20,546	-	22,106
Investment in subsidiary	9,466	(3,914)	-	(5,552)	-
Net cash provided by (used in) investing activities	18,999	$(4,228)	$(223,742)	$(5,510)	$(214,481)

Cash flows from financing activities:
Proceeds from issuance of repurchase agreement	3,878	-	-	-	3,878
Repayment of repurchase agreement	(3,878)	-	-	-	(3,878)
Proceeds from drawdowns on line of credit	-	-	18,000	-	18,000
Proceeds from drawdowns of CLO warehouse facility	-	-	177,250	-	177,250
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payment of debt issuance costs	-	(142)	(1,715)	-	(1,857)
Repayment of asset-backed securities issued	(4,453)	-	(327,647)	-	(332,100)
Proceeds of issuance from asset-backed securities issued	-	-	327,605	-	327,605
Reissuance of asset-backed securities	4,411	-	42	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(3,975)	-	-	-	(3,975)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	656	-	-
Capital contributions of nonredeemable non-controlling interest holders	-	-	449	-	449
Purchases of common shares for treasury	(1,525)	-	-	-	(1,525)
Distributions to non-controlling interest shareholders	(540)	-	(109)	-	(649)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	-	-	-	(31)
Capital contributions of parent	(46,348)	5,587.00	25,318	15,443	-
Net cash provided by (used in) financing activities	$(53,117)	$5,445	$220,678	$15,443	$188,449
Net increase (decrease) in cash and cash equivalents	(10,875)	87	(29,438)	-	(40,226)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	$-	137,321
Cash, cash equivalents and restricted cash, end of period	$2,757	$6,377	$87,961	$-	$97,095

26. Subsequent Events

On August 1, 2019, the Company’s board of directors declared cash distributions of $0.04 per share for the second quarter of 2019. The distribution is payable on August 30, 2019, to shareholders of record as of August 16, 2019.

On July 1, 2019, JMP Holding LLC, a wholly-owned subsidiary of the Company, entered into an Amendment Number Five (the "Fifth Amendment") to the Second Amended and Restated Credit Agreement. The Fifth Amendment made various updates, clarifications and conforming changes to the Credit Agreement relating to changes in the business and corporate structure of the Company since the Credit Agreement was originally entered into by the Borrower. The Amendment also extends the maturity date of the line of credit to December 31, 2020.

On July 18, 2019, JMP Group Inc., a wholly-owned subsidiary of the Company, redeemed $11.0 million principal amount (440,000 units) of its issued and outstanding 8.00% Senior Notes due 2023. The redemption price was $25 per unit plus accrued and unpaid interest up to, but excluding, the redemption date of July 18, 2019.

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

Deconsolidation of the CLOs and JMPCA

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III(R) Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). The expiration of the non-call period resulted in the Company losing control over the most significant activities of CLO III. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding junior subordinated notes of CLO III and the Company accounts for its ownership of the CLO III subordinated notes as an investment in a CLO debt security and will recognize interest income based on the effective yield method. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III for the six months ended June 30, 2019.

On March 19, 2019, the Company sold a 50.1% equity interest in JMP Credit Advisors LLC ("JMPCA") JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. JMP Holding LLC, a wholly-owned subsidiary of the Company, retained 45.0% of the equity interest in JMPCA. Due to the transaction JMPCA went through a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that we are not the primary beneficiary of JMPCA as we are not the party with the power to direct the most significant activities of JMPCA. As the Company was determined to not be the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company still retains 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it will account for its retained interest as an equity method investment after the date of deconsolidation, however; the Company has made the election to use the fair value option to account for the investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. As a result of the transaction, JMPCA has been renamed Medalist Partners Corporate Finance LLC. The transaction agreement also requires Medalist to provide additional capital to purchase an equity interest in CLO VI to finance the acquisition of broadly syndicated corporate loans, which resulted in Medalist related entities purchasing approximately 66% of the outstanding equity  interests of JMP Credit Advisors CLO VI Ltd ("CLO VI"). The Company will receive a portion of the subordinated management fees from the CLOs JMPCA manages.

After the sale of JMPCA, the Company concluded that it has lost the ability to direct the most significant activities of the VIEs: JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”), and JMP Credit Advisors CLO VI Ltd. ("CLO VI") (collectively with CLO III the “CLOs”) and also deconsolidated those CLOs as of March 19, 2019. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of CLO VI. The Company owned 100% and 25% of the senior subordinated notes in CLO IV and CLO V, respectively, at the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as a beneficial interest in a debt security and accounts for its equity interests of CLO VI as an equity investment. The Company classifies the junior subordinated notes as available-for-sale securities and classified the senior subordinated notes as trading securities up until their sale. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million and a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V for the six months ended June 30, 2019 in revenues from principal transactions.

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of four target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

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

As of June 30, 2019 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

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

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist, an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. A wholly-owned subsidiary of the Company retains a 45.0% interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As a result of the transaction, JMPCA has been renamed Medalist Partners Corporate Finance LLC.

Prior to the sale of the majority equity interest in JMPCA, the asset management fees for the CLOs under management during the period consisted only of senior and subordinated base management fees. We recognize base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs are calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidate the CLO’s, the management fees earned at JMPCA from the CLOs are eliminated on consolidation in accordance with GAAP. For both the six months ended June 30, 2019 and 2018, the contractual senior and subordinated base management fees earned from CLO III were 0.33% of the average aggregate collateral balance. For both the six months ended June 30, 2019 and 2018, the contractual base and subordinated fees earned from CLO IV were 0.50% of the average aggregate collateral balance. For the six months ended June 30, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions. For the six months ended June 30, 2019 the contractual base and subordinated fees earned from CLO V were 0.50% of the average aggregate collateral balance. For the six months ended June 30, 2019, the contractual base and subordinated fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMPAM, HCAP Advisors, CLOs managed by JMPCA (through March 19, 2019), and the Company's client assets under management:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$-	$365,728	$-	$-
Harvest Agriculture Select (3)	76,237	68,591	203	490
Private Equity Funds:
Harvest Growth Capital LLC	23,502	20,189	1,001	876
Harvest Growth Capital II LLC	163,012	198,782	3,315	3,823
Harvest Intrexon Enterprise Fund	59,030	67,729	362	415
JMP Realty Partners I	39,782	39,782	2,832	2,832
JMP Realty Partners II	27,454	-	5,129	-
Other	23,793	20,924	N/A	N/A
Funds of Funds:
JMP Masters Fund (4)	2,111	2,371	4	5
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	127,972	123,689	N/A	N/A
JMP Capital I	23,529	23,529	2,329	2,329
HCS, JMPAM, and HCAP Advisors Totals	$566,422	$931,314	$15,175	$10,770

CLOs Managed by JMPCA:
CLO III (5) (6)	-	360,086	N/A	N/A
CLO IV (5) (6)	-	450,594	N/A	N/A
CLO V (5) (6)	-	400,557	N/A	N/A
CLO VI warehouse (5) (6)	-	34,219	N/A	N/A
JMPCA Totals	$-	$1,245,456	$ N/A	$ N/A

Assets Under Management by Sponsored Funds: (7)
CLOs and CLO warehouse	$1,363,427	$-	N/A	N/A
Other asset management funds	3,744,621	3,449	N/A	N/A
Sponsored Funds Totals	$5,108,048	$3,449	N/A	N/A

JMP Group LLC Totals	$5,674,470	$2,180,219	$15,175	$10,770

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund, and Other, assets under management represent the net assets of such funds. For JMP Realty Partners I, JMP Realty Partners II, and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I and JMP Realty Partners II the commitment amount is subject to the management fee calculation. For CLOs, assets under management represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

(2)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)	CLO III, CLO IV, CLO V and CLO VI warehouse were consolidated in the Consolidated Statements of Financial Condition as of December 31, 2018. CLO III, CLO IV, CLO V and CLO VI were deconsolidated during the first quarter of 2019.
(7)	Sponsored funds are asset managers in which the Company owns an economic interest.

(In thousands)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$-	$-	$-	$(10)	$1,612	$2,017
Harvest Agriculture Select (2)	3	189	-	(30)	225	-
Private Equity Funds:
Harvest Growth Capital LLC	201	-	-	110	-	-
Harvest Growth Capital II LLC	331	82	264	383	157	-
Harvest Intrexon Enterprise Fund	26	178	-	(4)	176	-
JMP Realty Partners I	(316)	110	479	48	89	-
JMP Realty Partners II	-	35	-	-	-	-
Other	-	6	-	-	7	1
Funds of Funds:
JMP Masters Fund (3)	-	5	-	-	7	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	895	-	N/A	968	-
JMP Capital I	-	8	103	-	7	96
CLOs and Other:
CLO III (5) (6)	N/A	-	N/A	N/A	320	N/A
CLO IV (5) (6)	N/A	-	N/A	N/A	570	N/A
CLO V Warehouse (5) (6)	N/A	-	N/A	N/A	135	N/A
Totals	$245	$1,508	$846	$497	$4,273	$2,114

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and JMPCA were all deconsolidated in the first quarter of 2019.

(In thousands)	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$-	$-	$-	$13	$3,117	$5,303
Harvest Agriculture Select (2)	51	366	-	(360)	457	-
Private Equity Funds:
Harvest Growth Capital LLC	161	-	-	109	-	-
Harvest Growth Capital II LLC	(12)	228	264	420	314	-
Harvest Intrexon Enterprise Fund	(53)	354	-	(66)	351	-
JMP Realty Partners I	504	215	479	58	179	-
JMP Realty Partners II	-	35	-	-	-	-
Other	-	12	-	-	17	80
Funds of Funds:
JMP Masters Fund (3)	-	10	-	-	14	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	1,736	6	N/A	1,981	-
JMP Capital I	-	28	103	-	11	96
CLOs and Other:
CLO III (5) (6)	N/A	271	N/A	N/A	590	N/A
CLO IV (5) (6)	N/A	482	N/A	N/A	1,134	N/A
CLO V and CLO V warehouse (5) (6)	N/A	428	N/A	N/A	203	N/A
CLO VI Warehouse (5) (6)	N/A	13	N/A	N/A	-	N/A
Totals	$651	$4,178	$852	$174	$8,368	$5,479

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
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

On March 19, 2019, the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over the CLO IV, CLO V, and the CLO VI warehouse, the Company deconsolidated these entities and ceased recognizing interest income on loans collateralizing asset-backed securities as of the date of sale for CLO IV, CLO V, and CLO VI. After deconsolidation of the CLOs and the CLO VI warehouse, the Company accounted for its ownership of the subordinated notes of the CLOs as beneficial interests in debt securities and recorded interest income on those instruments using the effective-yield method.

Interest Expense

Interest expense primarily consists of interest expense related to asset-backed securities issued, Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instruments. Due to deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording interest expense on asset-backed securities issued as of January 17, 2019 for CLO III and on March 19, 2019, for CLO IV, CLO V, and CLO VI warehouse.

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

Due to the deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording provisions for loan losses on the loans collateralizing ABS issued and the loans held for investment in the warehouse.

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

Compensation and Benefits

Compensation and benefits is the largest component of our expenses and includes employees’ base pay, performance bonuses, sales commissions, related payroll taxes, equity-based compensation, and medical and benefits expenses, as well as expenses for contractors and temporary employees. Our employees receive a substantial portion of their compensation in the form of an individual, performance-based bonus. As is the widespread practice in our industry, we pay bonuses on an annual basis, and for senior professionals these bonuses typically make up a large portion of their total compensation. A portion of the performance-based bonuses paid to certain senior professionals is paid in the form of deferred compensation. Bonus payments may have a greater impact on our cash position and liquidity in the periods in which they are paid than would otherwise be reflected in our Consolidated Statements of Operations. We accrue for the estimated amount of these bonus payments ratably over the applicable service period.

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

Communications and Technology

Communications and technology expense primarily relates to the cost of communication and connectivity, information processing, and subscriptions to certain market data feeds and services.

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

Non-controlling Interest

 Non-controlling interest for the three months ended June 30, 2019 includes the interest of third parties in HCS Strategic Investments LLC ("HCS SI") and HCAP Advisors. Non-controlling interest for the three months ended June 30, 2018 includes the interest of third parties in CLO III, HCS SI, and HCAP Advisors. Non-controlling interest for both the six months ended June 30, 2019 and 2018 includes the interest of third parties in CLO III (through January 17, 2019), HCS SI, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

       The Company had determined CLO III to be a variable interest entity and identified itself as the primary beneficiary, based on its ability to direct activities of CLO III through its subsidiary manager, JMP Credit Advisors, and its equity ownership. As of December 31, 2018 the Company’s ownership of unsecured subordinated notes was 46.7%. On January 17, 2019, the non-call period for CLO III expired and the Company lost the ability to direct the most significant activities of CLO III. As a result, the Company deconsolidated CLO III as of January 17, 2019 and ceased recognizing any non-controlling interest.

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Holding LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owned a 51.0% equity interest in the entity until April 27, 2018 when the Company purchased an additional 18.4% of HCAP Advisors, equity from a non-controlling interest holder. As of April 27, 2018, the Company owns a 69.4% of equity interest in the entity. The Company was identified as the primary beneficiary, based on the ability to direct activities of HCAP Advisors as the Manager and its equity ownership.

HCS SI was formed on September 27, 2017. The purpose of HCS SI is to purchase, hold, and sell portfolio securities. On November 20, 2017, HCS SI made an investment in an investment advisor to purchase approximately 25.0% of the issued and outstanding equity securities. On January 9, 2018, a debt fund purchased 30% of the investment series in the investment advisor for $0.4 million and the Company's ownership percentage of HCS SI was reduced to 70%.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change From 2018 to 2019		Six Month Change From 2018 to 2019
	2019	2018	2019	2018	$	%	$	%
Revenues
Investment banking	$17,736	$28,562	$29,615	$49,224	$(10,826)	-37.9%	$(19,609)	-39.8%
Brokerage	4,657	5,447	9,192	10,111	(790)	-14.5%	(919)	-9.1%
Asset management fees	2,354	5,378	4,057	11,803	(3,024)	-56.2%	(7,746)	-65.6%
Principal transactions	1,423	1,684	6,711	(1,936)	(261)	-15.5%	8,647	446.6%
Loss on sale, payoff and mark-to-market of loans	(21)	(150)	(38)	(332)	129	86.0%	294	88.6%
Net dividend income	293	319	589	615	(26)	-8.2%	(26)	-4.2%
Other income	793	311	758	360	482	155.0%	398	110.6%
Non-interest revenues	27,235	41,551	50,884	69,845	(14,316)	-34.5%	(18,961)	-27.1%

Interest income	2,772	15,669	17,063	28,379	(12,897)	-82.3%	(11,316)	-39.9%
Interest expense	(1,939)	(11,634)	(12,712)	(21,336)	9,695	83.3%	8,624	40.4%
Net interest income	833	4,035	4,351	7,043	(3,202)	-79.4%	(2,692)	-38.2%

Loss on repurchase, reissuance, or early retirement of debt	-	(42)	-	(2,668)	42	N/A	2,668	100.0%
Provision for loan losses	-	(1,280)	-	(2,745)	1,280	N/A	2,745	100.0%

Total net revenues after provision for loan losses	28,068	44,264	55,235	71,475	(16,196)	-36.6%	(16,240)	-22.7%

Non-interest expenses
Compensation and benefits	19,945	29,138	37,167	53,399	(9,193)	-31.5%	(16,232)	-30.4%
Administration	2,748	2,711	4,677	4,944	37	1.4%	(267)	-5.4%
Brokerage, clearing and exchange fees	733	788	1,434	1,565	(55)	-7.0%	(131)	-8.4%
Travel and business development	1,347	1,202	2,368	2,156	145	12.1%	212	9.8%
Managed deal expenses	1,334	2,348	1,867	3,914	(1,014)	-43.2%	(2,047)	-52.3%
Communication and technology	1,127	1,047	2,180	2,109	80	7.6%	71	3.4%
Occupancy	1,409	1,143	2,832	2,260	266	23.3%	572	25.3%
Professional fees	821	1,138	2,277	3,043	(317)	-27.9%	(766)	-25.2%
Depreciation	311	287	608	551	24	8.4%	57	10.3%
Other	5	776	500	1,163	(771)	-99.4%	(663)	-57.0%
Total non-interest expenses	29,780	40,578	55,910	75,104	(10,798)	-26.6%	(19,194)	-25.6%
Income (loss) before income tax expense	(1,712)	3,686	(675)	(3,629)	(5,398)	-146.4%	2,954	81.4%
Income tax expense (benefit)	(517)	4,895	(4,619)	(673)	(5,412)	-110.6%	(3,946)	-586.3%
Net income (loss)	(1,195)	(1,209)	3,944	(2,956)	14	1.2%	6,900	233.4%
Less: Net income (loss) attributable to non-controlling interest	(83)	779	(13)	(685)	(862)	-110.7%	672	98.1%
Net income (loss) attributable to JMP Group LLC	$(1,112)	$(1,988)	$3,957	$(2,271)	$876	44.1%	6,228	274.2%

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to the first quarter of 2019;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrant positions;

(vi)	excludes general loan loss provisions related to the CLOs prior to the first quarter of 2019;

(vii)	reverses the one-time transaction costs related to the refinancing of the debt;

(viii)

reverses one-time expenses associated with the redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of the amortization of remaining capitalized issuance costs for each;

(ix)	as of the quarter and year ended June 30, 2019, a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC, while, prior to the quarter and year ended June 30, 2019, a combined federal, state and local income tax rate of 26% at the taxable direct subsidiary of the Company and a tax rate of 0% at the company’s other direct subsidiary, which was a “pass-through entity” for tax purposes.

(x)	presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$17,736	$-	$-	$-	$-	$-	$17,736
Brokerage	4,657	-	-	-	-	-	4,657
Asset management related fees	6	2,536	323	2,859	-	(34)	2,831
Principal transactions	-	-	1,492	1,492	-	-	1,492
Loss on sale, payoff, and mark-to-market of loans	-	-	(21)	(21)	-	-	(21)
Net dividend income	-	-	331	331	-	-	331
Net interest income	-	-	816	816	-	-	816
Adjusted net revenues	22,399	2,536	2,941	5,477	-	(34)	27,842

Non-interest expenses
Non-interest expenses	23,458	2,883	495	3,378	1,982	(34)	28,784

Operating pre-tax net income (loss)	(1,059)	(347)	2,446	2,099	(1,982)	-	(942)

Income tax expense (benefit)	(275)	(90)	635	545	(515)	-	(245)

Operating net income (loss)	$(784)	$(257)	$1,811	$1,554	$(1,467)	$-	$(697)

	Three Months Ended June 30, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$28,562	$-	$-	$-	$-	$-	$28,562
Brokerage	5,447	-	-	-	-	-	5,447
Asset management related fees	6	4,572	2,017	6,589	-	(1,168)	5,427
Principal transactions	-	-	1,404	1,404	-	-	1,404
Loss on sale, payoff, and mark-to-market of loans	-	-	(203)	(203)	-	-	(203)
Net dividend income	-	-	338	338	-	-	338
Net interest income	-	-	2,927	2,927	-	-	2,927
Loss on repurchase, reissuance, or early retirement of debt	-	-	(42)	(42)	-	-	(42)
Provision for loan losses	-	-	(37)	(37)	-	-	(37)
Adjusted net revenues	34,015	4,572	6,404	10,976	-	(1,168)	43,823

Non-interest expenses
Non-interest expenses	30,410	4,756	3,372	8,128	2,573	(1,168)	39,943

Operating pre-tax net income (loss)	3,605	(184)	3,032	2,848	(2,573)	-	3,880

Income tax expense (benefit)	937	(48)	(27)	(75)	(366)	-	496

Operating net income (loss)	$2,668	$(136)	$3,059	$2,923	$(2,207)	$-	$3,384

	Six Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$29,615	$-	$-	$-	$-	$-	$29,615
Brokerage	9,192	-	-	-	-	-	9,192
Asset management related fees	12	4,897	369	5,266	-	(1,048)	4,230
Principal transactions	-	-	6,879	6,879	-	-	6,879
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	666	666	-	-	666
Net interest income	-	-	4,139	4,139	-	-	4,139
Adjusted net revenues	38,819	4,897	12,014	16,911	-	(1,048)	54,682

Non-interest expenses
Non-interest expenses	41,358	5,973	3,044	9,017	4,042	(1,048)	53,369

Operating pre-tax net income (loss)	(2,539)	(1,076)	8,970	7,894	(4,042)	-	1,313

Income tax expense (benefit)	(660)	(281)	2,332	2,051	(1,050)	-	341

Operating net income (loss)	$(1,879)	$(795)	$6,638	$5,843	$(2,992)	$-	$972

	Six Months Ended June 30, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$49,223	$-	$-	$-	$-	$2	$49,225
Brokerage	10,111	-	-	-	-	-	10,111
Asset management related fees	10	8,561	5,302	13,863	-	(2,149)	11,724
Principal transactions	-	-	121	121	-	-	121
Loss on sale, payoff, and mark-to-market of loans	-	-	(364)	(364)	-	-	(364)
Net dividend income	-	-	665	665	-	-	665
Net interest income	-	-	5,054	5,054	-	-	5,054
Loss on repurchase, reissuance, or early retirement of debt	-	-	(42)	(42)	-	-	(42)
Provision for loan losses	-	-	(930)	(930)	-	-	(930)
Adjusted net revenues	59,344	8,561	9,806	18,367	-	(2,147)	75,564

Non-interest expenses
Non-interest expenses	53,326	9,776	7,561	17,337	4,831	(2,149)	73,345

Operating pre-tax net income (loss)	6,018	(1,215)	2,245	1,030	(4,831)	2	2,219

Income tax expense (benefit)	1,564	(316)	(135)	(451)	(647)	-	466

Operating net income (loss)	$4,454	$(899)	$2,380	$1,481	$(4,184)	$2	$1,753

The following table reconciles operating net income (loss) to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months and six months ended June 30, 2019 and 2018.

(In thousands)	Three Months Ended June 30,
	2019	2018
Consolidated net loss attributable to JMP Group LLC	$(1,112)	$(1,988)
Income tax expense (benefit)	(517)	4,895
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(1,629)	$2,907
Addback (subtract):
Share-based awards and deferred compensation	(587)	(69)
General loan loss provision – CLOs, CLO warehouse	-	(1,164)
CLO refinancing costs	-	10
Amortization of intangible asset – CLO III	-	(69)
Unrealized gain (loss) in real estate fund investment – depreciation and amortization	(221)	24
Unrealized mark-to-market gain on strategic equity investments	121	295
Total consolidation adjustments and reconciling items	(687)	(973)
Total segments adjusted operating pre-tax net income (loss)	$(942)	$3,880

Subtract (addback) of segment income tax expense (benefit)	(245)	496
Operating net income (loss)	$(697)	$3,384

(In thousands)	Six Months Ended June 30,
	2019	2018
Consolidated net income (loss) attributable to JMP Group LLC	$3,957	$(2,271)
Income tax benefit	(4,619)	(673)
Consolidated pre-tax net loss attributable to JMP Group LLC	$(662)	$(2,944)
Addback (subtract):
Share-based awards and deferred compensation	(1,431)	(213)
General loan loss provision – CLOs, CLO warehouse	-	(1,493)
Early retirement/reissuance	-	(1,318)
CLO refinancing costs	-	(54)
Amortization of intangible asset – CLO III	(277)	(138)
Unrealized gain (loss) in real estate fund investment – depreciation and amortization	(778)	(1,604)
Unrealized mark-to-market (gain) loss on strategic equity investments	511	(343)
Total consolidation adjustments and reconciling items	(1,975)	(5,163)
Total segments adjusted operating pre-tax net income	$1,313	$2,219

Subtract of segment income tax expense	341	466
Operating net income	$972	$1,753

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Overview

Total net revenues after provision for loan losses was $44.3 million for the quarter ended June 30, 2018 and $28.1 million for the same period in 2019.

Non-interest revenues decreased $14.4 million, or 34.5%, from $41.6 million for the quarter ended June 30, 2018 to $27.2 million in the same period in 2019. This decrease was driven by a $10.8 million decrease in investment banking revenues and a $3.0 million decrease in asset management revenues.

Net interest income decreased $3.2 million, or 79.4%, from $4.0 million for the quarter ended June 30, 2018 to $0.8 million for the quarter ended June 30, 2019. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019.

Provision for loan losses decreased $1.3 million from a provision of $1.3 million for the quarter ended June 30, 2018 to zero for the quarter ended June 30, 2019. The decrease in provision of loan losses was due to the deconsolidation of the CLOs during the three months ended March 31, 2019.

Total non-interest expenses decreased $10.8 million, or 26.6%, from $40.6 million for the quarter ended June 30, 2018 to $29.8 million for the quarter ended June 30, 2019, primarily due to a $9.2 million decrease in compensation and benefits, a $1.0 million decrease in managed deal expenses, and a $0.8 million decrease in other expenses.

Net income attributable to non-controlling interest decreased $0.9 million, or 110.7%, from net income of $0.8 million for the quarter ended June 30, 2018 to a net loss of $0.1 million for the quarter ended June 30, 2019. The decrease in net income attribute to non-controlling interest holders is due to the deconsolidation of CLO III during the three months ended March 31, 2019.

Net income attributable to JMP Group LLC increased $0.9 million from a net loss of $2.0 million for the quarter ended June 30, 2018 to a net loss of $1.1 million for the quarter ended June 30, 2019. The increase in net income attributable to JMP Group LLC was primarily due to the decrease in net income attributable to non-controlling interest holders due to deconsolidation of CLO III during the three months ended March 31, 2019.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $10.8 million, or 37.9%, from $28.6 million for the quarter ended June 30, 2018 to $17.8 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 64.5% for the quarter ended June 30, 2018 to 63.2% for the quarter ended June 30, 2019. On an operating basis, investment banking revenues were 63.7% and 65.2% for the quarters ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2019 to 2018
	2019		2018
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	25	$12,328	31	$24,049	(6)	$(11,721)	-48.7%
Strategic advisory and private placements	3	5,408	6	4,513	(3)	895	19.8%
Total	28	$17,736	37	$28,562	(9)	$(10,826)	-37.9%

The decrease in revenues was driven by a 24.3% decrease in the number of transactions executed and a 17.9% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was seven for both of the quarters ended June 30, 2019 and 2018.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $5.4 million for the quarter ended June 30, 2018 to $4.7 million for the quarter ended June 30, 2019. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 12.3% for the quarter ended June 30, 2018 to 16.6% for the quarter ended June 30, 2019. On an operating basis, brokerage revenues were 16.7% and 12.4% for the quarters ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2019	2018
Base management fees:
Fees reported as asset management fees	$1,508	$3,264
Less: Non-controlling interest in HCAP Advisors	(275)	(220)
Total base management fees	1,233	3,044

Incentive fees:
Fees reported as asset management fees	$846	$2,114
Less: Non-controlling interest in HCAP Advisors	-	-
Total incentive fees	846	2,114

Other fee income:
Fundraising fees and other	$793	$311
Less: Non-controlling interest in HCAP Advisors	(41)	(42)
Total other fee income	752	269

Asset management related fees:
Fees reported as asset management fees	$2,354	$5,378
Fees reported as other income	793	311
Less: Non-controlling interest in HCAP Advisors	(316)	(262)
Total segment asset management related fee revenues	$2,831	$5,427

Fees reported as asset management fees were $2.4 million and $5.4 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 12.1% for the quarter ended June 30, 2018 to 8.4% for the quarter ended June 30, 2019. Asset management fees decreased from the quarter ended June 30, 2018 due to the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management.

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

Total segment asset management related fee revenue decreased $2.6 million, from $5.4 million for the quarter ended June 30, 2018 to $2.8 million for the quarter ended June 30, 2019. Total base management fees were $1.2 million and $3.0 million for the quarters ended June 30, 2019 and 2018, respectively. Total incentive fees decreased from $2.1 million for the quarter ended June 30, 2018 to $0.8 million for the same period in 2019. On an operating basis, asset management related fee revenues were 10.2% and 12.4% for the quarters ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues decreased $0.3 million, from a gain of $1.7 million for the quarter ended June 30, 2018 to a gain of $1.4 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 3.8% for the quarter ended June 30, 2018 and 5.1% for the quarter ended June 30, 2019.

Total segment principal transaction revenues increased from a $1.4 million for the quarter ended June 30, 2018 to a $1.5 million for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended June 30,
	2019	2018

Equity and other securities	$(92)	$(399)
Warrants and other investments	1,052	1,311
Investment partnerships	532	492
Total segment principal transaction revenues	1,492	1,404
Operating adjustment addbacks	(69)	280
Total principal transaction revenues	$1,423	$1,684

The decrease in principal transaction revenue is primarily attributed to a $0.5 million decrease in revenues from other investments in the quarter ended June 30, 2018 compared to the same period in 2019. A large gain was recorded in the second quarter of 2018 related to the disposition of an investment and no such dispositions occurred in the second quarter of 2019. On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 3.2% for the quarter ended June 30, 2018 to 5.4% for the quarter ended June 30, 2019.

Gain and Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans decreased from a loss of $0.2 million for the quarter ended June 30, 2018 to a loss of $21 thousand for the quarter ended June 30, 2019. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On a segment basis, loss on sale and payoff of loans decreased from a loss of $0.2 million for the quarter ended June 30, 2018 to $21 thousand for the quarter ended June 30, 2019.

Net Dividend Income

Net dividend income was $0.3 million for both of the quarters ended June 30, 2019 and 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended June 30,
	2019	2018
CLO III loan contractual interest income	$-	$5,387
CLO III ABS issued contractual interest expense	-	(3,229)
Net CLO III contractual interest	-	2,158

CLO IV loan contractual interest income	$-	$6,674
CLO IV ABS issued contractual interest expense	-	(4,796)
Net CLO IV contractual interest	-	1,878

CLO V loan contractual interest income	$-	$3,287
CLO V warehouse/ABS issued contractual interest expense	-	(1,689)
Net CLO V contractual interest	-	1,598

CLO VI loan contractual interest income	$-	$-
CLO VI warehouse credit facility contractual interest expense	-	-
Net CLO VI contractual interest	-	-

Bond Payable interest expense	(1,732)	(1,923)

CLO subordinated notes interest income	2,491	-

Less: Non-controlling interest and other adjustments	(17)	(1,108)

Other interest income	74	324

Total segment net interest income	$816	$2,927

Non-controlling interest and other adjustments	17	1,108

Total net interest income	$833	$4,035

Net interest income decreased $3.2 million from $4.0 million for the quarter ended June 30, 2018 to $0.8 million for the quarter ended June 30, 2019. The decrease in interest income was driven primarily by a $5.6 million decrease in interest earned on the CLOs as they were deconsolidated during the three months ended March 31, 2019, partially offset by a $2.5 million in interest income earned on the retained interest in CLO subordinated notes. As a percentage of total net revenues after provision for loan losses, net interest income was 9.1% for the quarter ended June 30, 2018 and 3.0% for the quarter ended June 30, 2019.

Total segment net interest income decreased from $2.9 million for the quarter ended June 30, 2018 to $0.8 million for the quarter ended June 30, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% for the quarter ended June 30, 2018 and 2.9% for the quarter ended June 30, 2019.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Three Months Ended June 30, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$5,387		$350,811	5.75%	2.24%	3.51%
CLO III ABS contractual interest expense	(3,229)		(332,100)	3.70%	2.34%	1.35%
CLO IV loan contractual interest income	6,674		440,310	5.75%	2.24%	3.51%
CLO IV ABS contractual interest expense	(4,796)		(423,408)	4.41%	2.34%	2.06%
CLO V loan contractual interest income	3,287		220,423	5.60%	2.26%	3.34%
CLO V warehouse contractual interest expense	(1,689)		(309,145)	3.46%	2.09%	1.38%
Net CLO contractual interest	$5,634	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(in thousands)	Three Months Ended June 30,
	2019	2018
CLO related provision	$-	$(1,280)
Non-CLO related provision	-	-
Provision for loan losses	-	(1,280)

Less: General reserves related to CLOs and CLO warehouse	-	1,243
Segment provision for loan losses	$-	$(37)

Provision for loan losses decreased $1.3 million, from a provision of $1.3 million for the quarter ended June 30, 2018 to a provision of zero for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019. As a percent of net revenues after provision for loan losses, the provision for loan losses was 2.9% of the quarter ended June 30, 2018 and zero for the quarter ended June 30, 2019.

Total segment provision for loan losses decreased from a provision of $37 thousand for the quarter ended June 30, 2018 to a provision of zero for the quarter ended June 30, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 0.1% for the quarter ended June 30, 2018 and zero for the quarter ended June 30, 2019.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $9.2 million, or 31.5%, from $29.1 million for the quarter ended June 30, 2018 to $19.9 million for the quarter ended June 30, 2019.

Employee payroll, taxes and benefits, and consultant fees decreased from $10.5 million for the quarter ended June 30, 2018 to $10.1 million for the quarter ended June 30, 2019. Performance-based bonus and commission decreased $9.1 million from $18.3 million for the quarter ended June 30, 2018 to $9.2 million for the quarter ended June 30, 2019.

Equity-based compensation increased $0.2 million from $0.4 million for the quarter ended June 30, 2018 to $0.6 million for the quarter ended June 30, 2019.

Compensation and benefits as a percentage of revenues increased from 65.8% of total net revenues after provision for loan losses for the quarter ended June, 2018 to 71.1% for the quarter ended June 30, 2019. The decrease in the compensation and benefits is primarily due to the decrease in total net revenues between periods. As employee bonuses are performance based and make up a large percentage of total compensation decreased total net revenues has decreased compensation for the period.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $9.8 million from $28.8 million for the quarter ended June 30, 2018 to $19.0 million for the quarter ended June 30, 2019. As a percent of total segment net revenues, compensation and benefits were 65.6% for the quarter ended June 30, 2018 and 68.2% for the quarter ended June 30, 2019.

Administration

Administration expense was $2.7 million for both of the quarters ended June 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, administration expense were 9.8% and 6.1% for the quarters ended June 30, 2019 and 2018, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.7 million and $0.8 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees were 2.6% and 1.8% for the quarters ended June 30, 2019 and 2018, respectively.

Travel and Business Development

Travel and business development expenses were $1.3 million and $1.2 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 4.8% and 2.7% and for the quarters ended June 30, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $1.3 million and $2.3 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses were 4.8% and 5.3% for the quarters ended June 30, 2019 and 2018, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million and $1.0 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense were 4.0% and 2.4% for the quarters ended June 30, 2019 and 2018, respectively.

Occupancy

Occupancy expenses were $1.4 million and $1.1 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expense were 5.0% and 2.6% for the quarters ended June 30, 2019 and 2018, respectively.

Professional Fees

Professional fees were $0.8 million and $1.1 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 2.9% and 2.6% for the quarters ended June 30, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended June 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, depreciation was 1.1% and 0.6% for the quarters ended June 30, 2019 and 2018, respectively.

Other Expenses

Other expenses were zero and $0.8 million for the quarters ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were zero and 1.8% for the quarters ended June 30, 2019 and 2018, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.8 million for the quarter ended June 30, 2018 to net loss of $0.1 million for the quarter ended June 30, 2019. The decrease in the income attributable to non-controlling interest holders is a result of the deconsolidation of CLO III during the three month ended March 31, 2019. Non-controlling interest for the quarter ended June 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI. Non-controlling interest for the quarter ended June 30, 2019 includes the interest of third parties in HCAP Advisors and HCS SI.

Provision for Income Taxes

The income tax recorded was a benefit of $0.5 million and an expense of $4.9 million for the quarters ended June 30, 2019 and 2018, respectively. The Company's tax expense decreased for the quarter ended June 30, 2019 from June 30, 2018 due to decreased net income from period to period. For the quarter ended June 30, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the quarter ended June 30, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes. Segment income tax was a $0.2 million benefit and $0.5million expense for the quarters ended June 30, 2019 and 2018, respectively.

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

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Overview

Total net revenues after provision for loan losses was $71.5 million for the six months ended June 30, 2018 and $55.2 million for the same period in 2019.

Non-interest revenues decreased $18.9 million, or 27.1%, from $69.8 million for the six months ended June 30, 2018 to $50.9 million in the same period in 2019. This decrease was driven by a $19.6 million decrease in investment banking revenues and a $7.7 million decrease in asset management revenues, partially offset by a $8.6 million increase in principal transaction revenue.

Net interest income decreased $2.6 million, or 38.2%, from $7.0 million for the six months ended June 30, 2018 to $4.4 million for the six months ended June 30, 2019. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019.

Loss on repurchase, reissuance, or early retirement of debt decreased $2.7 million from $2.7 million for the six months ended June 30, 2018 to zero for the six months ended June 30, 2019.

Provision for loan losses decreased $2.7 million from a provision of $2.7 million for the six months ended June 30, 2018 to zero for the six months ended June 30, 2019. The decrease in provision of loan losses was due to the deconsolidation of the CLOs during the three months ended March 31, 2019.

Total non-interest expenses decreased $19.2 million, or 25.6%, from $75.1 million for the six months ended June 30, 2018 to $55.9 million for the six months ended June 30, 2019, primarily due to a $16.2 million decrease in compensation and benefits, a $2.0 million decrease in managed deal expenses, and a $0.8 million decrease in professional fees.

Net income attributable to non-controlling interest increased $0.7 million, or 98.1%, from a net loss of $0.7 million for the six months ended June 30, 2018 to net loss of $13 thousand for the six months ended June 30, 2019.

Net income attributable to JMP Group LLC increased $6.3 million from a net loss of $2.3 million for the six months ended June 30, 2018 to net income of $4.0 million for the six months ended June 30, 2019. The increase in net income attributable to JMP Group LLC was due to the Company's election to be treated as a C-corporation for tax purposes which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held by pass through entities.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $19.6 million, or 39.8%, from $49.2 million for the six months ended June 30, 2018 to $29.6 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 68.9% for the six months ended June 30, 2018 to 53.6% for the six months ended June 30, 2019. On an operating basis, investment banking revenues were 54.2% and 65.1% for the six months ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2019 to 2018
	2019		2018
	Count	Revenues	Count	Revenues	Count		%
Equity and debt origination	42	$19,117	52	$35,911	(10)	$(16,794)	-46.8%
Strategic advisory and private placements	9	10,498	13	13,313	(4)	(2,815)	-21.1%
Total	51	$29,615	65	$49,224	(14)	$(19,609)	-39.8%

The decrease in revenues was driven by a 21.5% decrease in the number of transactions executed and a 23.3% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was ten and eight for the six months ended June 30, 2019 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $10.1 million for the six months ended June 30, 2018 to $9.2 million for the six months ended June 30, 2019. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 14.1% for the six months ended June 30, 2018 to 16.6% for the six months ended June 30, 2019. On an operating basis, brokerage revenues were 16.8% and 13.4% for the six months ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2019	2018
Base management fees:
Fees reported as asset management fees	$3,205	$6,325
Less: Non-controlling interest in HCAP Advisors	(500)	(360)
Total base management fees	2,705	5,965

Incentive fees:
Fees reported as asset management fees	$852	$5,478
Less: Non-controlling interest in HCAP Advisors	(2)	-
Total incentive fees	850	5,478

Other fee income:
Fundraising fees and other	$758	$360
Less: Non-controlling interest in HCAP Advisors	(83)	(79)
Total other fee income (loss)	675	281

Asset management related fees:
Fees reported as asset management fees	$4,057	$11,803
Fees reported as other income	758	360
Less: Non-controlling interest in HCAP Advisors	(585)	(439)
Total segment asset management related fee revenues	$4,230	$11,724

Fees reported as asset management fees were $4.1 million and $11.8 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 16.5% for the six months ended June 30, 2018 to 7.3% for the six months ended June 30, 2019. Asset management fees decreased from the six months ended June 30, 2018 due to (i) the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management and (ii) due to decreased incentive fees recorded in the six months ended June 30, 2019 compared to the same period in 2018. In the six months ended June 30, 2018, the Company recognized $5.3 million in incentive fees related to a hedge fund managed by the Company that liquidated during the period. As a result, the Company recognized incentive fees that were previously deferred due to the presence of claw backs.

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

Total segment asset management related fee revenue decreased $7.5 million, from $11.7 million for the six months ended June 30, 2018 to $4.2 million for the six months ended June 30, 2019. Total base management fees were $2.7 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. Total incentive fees decreased from $5.5 million for the six months ended June 30, 2018 to $0.9 million for the same period in 2019. On an operating basis, asset management related fee revenues were 7.7% and 15.5% for the six months ended June 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $8.6 million, from a loss of $1.9 million for the six months ended June 30, 2018 to a gain of $6.7 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 2.7% for the six months ended June 30, 2018 and 12.1% for the six months ended June 30, 2019.

Total segment principal transaction revenues increased $6.8 million, from $0.1 million for the six months ended June 30, 2018 to a $6.9 million for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were based in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Six Months Ended June 30,
	2019	2018

Equity and other securities excluding non-controlling interest	$1,369	$(830)
Warrants and other investments	5,360	730
Investment partnerships	150	221
Total segment principal transaction revenues	6,879	121
Operating adjustment addbacks	(168)	(2,057)
Total principal transaction revenues	$6,711	$(1,936)

The increase in principal transaction revenue is primarily attributed to a $3.4 million gain on deconsolidation of JMPCA, an increase of $2.8 million in gains on investments in real estate, a $1.6 million increase in gains on principal investments, and a $1.0 million increase in gains from investments in private capital. On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 0.2% for the six months ended June 30, 2018 to 12.6% for the quarter ended June 30, 2019.

Gain and Loss on Sale and Payoff of Loans

Loss on sale and payoff of loans decreased from a loss of $0.3 million for the six months ended June 30, 2018 to $38 thousand for the six months ended June 30, 2019. Gain and loss on sale and payoff of loans was incurred in our Investment Income segment. On an operating basis as a percentage of adjusted net revenues, gain and loss on sale and payoff of loans decreased from 0.5% for the six months ended June 30, 2018, to 0.1% for the six months ended June 30, 2019.

Net Dividend Income

Net dividend income was $0.6 million for both of the six months ended June 30, 2019 and 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Six Months Ended June 30,
	2019	2018
CLO III loan contractual interest income	$1,074	$10,332
CLO III ABS issued contractual interest expense	(660)	(6,337)
Net CLO III contractual interest	414	3,995

CLO IV loan contractual interest income	$6,240	$12,752
CLO IV ABS issued contractual interest expense	(4,492)	(8,936)
Net CLO IV contractual interest	1,748	3,816

CLO V loan contractual interest income	$5,400	$4,694
CLO V warehouse/ABS issued contractual interest expense	(3,836)	(2,332)
Net CLO V contractual interest	1,564	2,362

CLO VI loan contractual interest income	$551	$-
CLO VI warehouse credit facility contractual interest expense	(245)	-
Net CLO VI contractual interest	306	-

Bond Payable interest expense	(3,461)	(3,838)

CLO subordinated notes interest income	3,151	-

Less: Non-controlling interest and other adjustments	(212)	(1,989)

Other interest income	629	708

Total segment net interest income	$4,139	$5,054

Non-controlling interest and other adjustments	212	1,989

Total net interest income	$4,351	$7,043

Net interest income decreased $2.6 million from $7.0 million for the six months ended June 30, 2018 to $4.4 million for the six months ended June 30, 2019. The decrease in interest income was driven primarily by a $6.1 million decrease in interest earned on the CLOs as they were deconsolidated during the three months ended March 31, 2019, partially offset by a $3.2 million in interest income earned on the retained interest in CLO subordinated notes. As a percentage of total net revenues after provision for loan losses, net interest income was 9.9% for the six months ended June 30, 2018 and 7.9% for the six months ended June 30, 2019.

Total segment net interest income decreased from $5.1 million for the six months ended June 30, 2018 to $4.1 million for the six months ended June 30, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation and interest earned on the Company's retained interest in the CLOs after deconsolidation, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income was 6.7% for the six months ended June, 2018 and 7.6% for the quarter ended June 30, 2019.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Six Months Ended June 30, 2019
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income (1)	$1,074	$351,245	6.21%	2.72%	3.49%
CLO III ABS contractual interest expense (1)	(660)	(332,100)	3.96%	2.61%	1.35%
CLO IV loan contractual interest income (2)	6,240	439,283	6.27%	2.72%	3.55%
CLO IV ABS contractual interest expense (2)	(4,492)	(421,173)	4.76%	2.72%	2.05%
CLO V loan contractual interest income (2)	5,400	394,925	6.23%	2.72%	3.52%
CLO V warehouse/ABS contractual interest expense (2)	(3,836)	(376,657)	4.59%	2.71%	1.88%
CLO VI loan contractual interest income (2)	551	38,006	6.33%	2.77%	3.56%
CLO VI warehouse contractual interest expense (2)	(245)	(28,981)	4.02%	2.77%	1.25%
Net CLO contractual interest	$4,032	N/A	N/A	N/A	N/A

(1)	Interest income and interest expense were earned and accrued through January 17, 2019.
(2)	Interest income and interest expense were earned and accrued through March 19, 2019.

(In thousands)	Six Months Ended June 30, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance		Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$10,332		$351,303	5.60%	1.95%	3.65%
CLO III ABS contractual interest expense	(6,337)		(332,100)	3.49%	2.01%	1.48%
CLO IV loan contractual interest income	12,752		436,213	5.60%	1.96%	3.64%
CLO IV ABS contractual interest expense	(8,936)		(423,450)	4.08%	2.01%	2.07%
CLO V loan contractual interest income	4,694		162,122	5.48%	1.98%	3.49%
CLO V warehouse contractual interest expense	(2,332)		(159,668)	3.37%	2.00%	1.38%
Net CLO contractual interest	$10,173	$	N/A	N/A	N/A	N/A

Provision for Loan Losses

(in thousands)	Six Months Ended June 30,
	2019	2018
CLO related provision	$-	$(2,555)
Non-CLO related provision	-	(190)
Provision for loan losses	-	(2,745)

Less: General reserves related to CLOs and CLO warehouse	-	1,815
Segment provision for loan losses	$-	$(930)

Provision for loan losses decreased $2.7 million, from a provision of $2.7 million for the six months ended June 30, 2018 to a provision of zero for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019. As a percent of net revenues after provision for loan losses, the provision for loan losses was 3.8% of the six months ended June 30, 2018 and zero for the six months ended June 30, 2019.

Total segment provision for loan losses decreased from a provision of $0.9 million for the six months ended June 30, 2018 to a provision of zero for the six months ended June 30, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely recognized in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 1.2% for the six months ended June 30, 2018 and zero for the six months ended June 30, 2019.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $16.2 million, or 30.4%, from $53.4 million for the six months ended June 30, 2018 to $37.2 million for the six months ended June 30, 2019.

Employee payroll, taxes and benefits, and consultant fees decreased from $22.6 million for the six months ended June 30, 2018 to $21.4 million for the six months ended June 30, 2019. Performance-based bonus and commission decreased $14.3 million from $28.3 million for the six months ended June 30, 2018 to $14.0 million for the six months ended June 30, 2019.

Equity-based compensation increased $0.4 million from $0.7 million for the six months ended June 30, 2018 to $1.1 million for the six months ended June 30, 2019.

Compensation and benefits as a percentage of revenues decreased from 74.7% of total net revenues after provision for loan losses for the six months ended June, 2018 to 67.3% for the six months ended June 30, 2019. The decrease in the compensation and benefits as a percentage of revenues is primarily due to a change in the composition of revenues between periods. In the six months ended June 30, 2019, revenues were heavily comprised of items for which the employee compensation ratio is lower compared to the six months ended June 30, 2018. Additionally, during the six months ended June 30, 2018, the Company recognized $5.5 million of incentive fee revenues from a hedge fund, which resulted in the recognition of $4.9 million of performance-based bonus during that period. During the six months ended June 30, 2019, the Company recognized $0.9 million incentive fee revenue from hedge and capital debt funds and as recognized $0.3 million of performance-based bonuses related to such incentive fee revenues.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $17.5 million from $52.5 million for the six months ended June 30, 2018 to $35.0 million for the six months ended June 30, 2019. As a percent of total segment net revenues, compensation and benefits were 69.5% for the six months ended June 30, 2018 and 64.0% for the six months ended June 30, 2019. The decrease in the compensation and benefits as a percentage of revenues is primarily due to a change in the composition of revenues between periods. In the six months ended June 30, 2019, revenues were heavily comprised of items for which the employee compensation ratio is lower compared to the six months ended June 30, 2018.

Administration

Administration expense was $4.7 million and $4.9 million for the six months ended June 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, administration expense were 8.5% and 6.9% for the six months ended June 30, 2019 and 2018, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.4 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees were 2.6% and 2.2% for the six months ended June 30, 2019 and 2018, respectively.

Travel and Business Development

Travel and business development expenses were $2.4 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 4.3% and 3.0% and for the six months ended June 30, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $1.9 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses were 3.4% and 5.5% for the six months ended June 30, 2019 and 2018, respectively.

Communications and Technology

Communications and technology expenses were $2.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense were 3.9% and 3.0% for the six months ended June 30, 2019 and 2018, respectively.

Occupancy

Occupancy expenses were $2.8 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expense were 5.1% and 3.2% for the six months ended June 30, 2019 and 2018, respectively.

Professional Fees

Professional fees were $2.3 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 4.1% and 4.3% for the six months ended June 30, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $0.6 million for both of the six months ended June 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, depreciation was 1.1% and 0.8% for the six months ended June 30, 2019 and 2018, respectively.

Other Expenses

Other expenses were $0.5 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 0.9% and 1.6% for the six months ended June 30, 2019 and 2018, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest increased from net loss of $0.7 million for the six months ended June 30, 2018 to zero for the six months ended June 30, 2019. The decrease in the net loss attributable to non-controlling interest holders is a result of the deconsolidation of CLO III during the three month ended March 31, 2019. Non-controlling interest for both of the six months ended June 30, 2019 and 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI.

Provision for Income Taxes

The income tax benefit recorded was $4.6 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the  six months ended June 30, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes. Segment income tax expense was $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Company recorded a tax benefit for the period ended June 30, 2019, despite larger than the Company's net loss before income tax expense due to a change in tax status effective January 1, 2019. During the six months ended June 30, 2019, the Company filed an election to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2019 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of June 30, 2019, we had net liquid assets of $122.2 million consisting of cash and cash equivalents, proceeds from short sales on deposit, receivable from clearing broker, marketable securities owned, and general partner investments in hedge funds managed by HCS, net of marketable securities sold but not yet purchased, accrued compensation, deferred compensation paid in January 2019, and non-controlling interest. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of June 30, 2019, our indebtedness consists of our Senior Notes, line of credit, and a note payable. We have no outstanding balances on our revolving line of credit with City National Bank (“CNB”) held at JMP Securities.

In January 2013, we raised approximately $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). In January 2014, we raised approximately $48.3 million from the issuance of 7.25% Senior Notes (“2014 Senior Notes”), which were fully redeemed on December 28, 2017 and for which the Company recognized a $0.8 million loss on the early retirement of the 2014 Senior Notes. In November 2017, we raised approximately $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes” and, together with the 2013 Senior Notes, the “Senior Notes”). The 2013 Senior Notes will mature on January 15, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 15, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2013 Senior Notes bear interest at a rate of 8.00% per year, payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 28, 2020, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Company redeemed $10.0 million of the issued and outstanding 2013 Senior Notes on July 31, 2018. The Company recorded a loss of $0.2 million related to this partial retirement of the 2013 Senior Notes. On June 18, 2019 the Company announced its intent to redeem $11.0 million of issued and outstanding 2013 Senior Notes on July 18, 2019 (the "Redemption Date"). The notes were redeemed at 100% of their principal amount, $25, plus the accrued and unpaid interest thereon up to, but excluding, the Redemption Date.

In connection with the Reorganization Transaction, pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC, we entered into a Third Supplemental Indenture, dated as of October 15, 2014 (the “Third Supplemental Indenture”), among JMP Group Inc., as issuer, and JMP Group LLC and JMP Investment Holdings LLC, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee. The Third Supplemental Indenture became effective on January 1, 2015. Under the Third Supplemental Indenture, the Guarantors jointly and severally provided a full and unconditional guarantee of the due and punctual payment of the principal and interest on the Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the Indenture, dated as of January 24, 2013, between JMP Group Inc. and the Trustee, as supplemented by a First Supplemental Indenture, dated as of January 25, 2013, a Second Supplemental Indenture, dated as of January 29, 2014, a Third Supplemental Indenture, dated as of October 15, 2014, and a Fourth Supplemental Indenture, dated as of November 28, 2017.

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).  On July 1, 2019, the Borrower entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) which made various updates, clarifications and conforming changes to the Credit Agreement relating to changes in the business and corporate structure of the Company since the Credit Agreement was originally entered into by the Borrower as well as the changes described below.

The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. then outstanding.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital.

The Fifth Amendment modified the financial covenants in the Credit Agreement to provide for (a) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 for each four-fiscal-quarter period, (b) a maximum senior leverage ratio of 2.25 to 1.00 as of the last day of each fiscal quarter, (c) a minimum liquidity to debt service ratio of at least 1.25 to 1.00 as of the last day of each fiscal quarter, and (d) a minimum net asset value to total funded debt ratio at all times of at least 1.35 to 1.00.

As of June 30, 2019, we were in compliance with all financial covenants in effect at that time. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if three or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of the Company or any of its subsidiaries.

Separately, under a Revolving Note and Cash Subordination Agreement (the "Revolving Note"), JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly. On June 6, 2019, JMP Securities entered into an amendment to its Revolving Note. Pursuant to this amendment, the $20.0 million Revolving Note was renewed for one year. On June 8, 2020, any existing outstanding amount will convert to a term loan maturing the following year. The remaining terms of the Revolving Note are consistent with those of the existing agreement. There was no borrowing on this Revolving Note as of June 30, 2019 and December 31, 2018.

The Revolving Note contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. At both June 30, 2019 and December 31, 2018, the Company was in compliance with the loan covenants.

On May 13, 2019, the Company launched a self-tendered offer (the “Tender Offer”) to repurchase for cash up to 3,000,000 of shares representing limited liability company interests of the Company. On June 13, 2019 the Company repurchased 1,816,732 shares under the Tender Offer at a price $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the Tender Offer.

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

The Company currently intends to continue to declare quarterly cash distributions on all outstanding shares. For the three months ended June 30, 2019, the Company declared cash distributions on all outstanding shares on April 29, 2019. The distribution of $0.04 per share for the first quarter of 2019 was paid on May 31, 2019, to shareholders of record as of May 17, 2019.

During the three months ended June 30, 2019, the Company repurchased 1,978,303 of the Company’s shares at an average price of $3.95 per share for an aggregate purchase price of $7.8 million, including shares repurchased under the Tender Offer, excluding fees and expenses related to the Tender Offer.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $23.0 million and $29.8 million, which were $21.9 million and $28.7 million in excess of the required net capital of $1.1 million and $1.1 million, at June 30, 2019 and December 31, 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.72 to 1 and 0.57 to 1 at June 30, 2019 and December 31, 2018, respectively.

A condensed table of cash flows for the six months ended June 30, 2019 and 2018 is presented below.

(Dollars in thousands)	Six months ended June 30,		Change from 2018 to 2019
	2019	2018	$	%
Cash flows used in operating activities	$(31,139)	$(14,194)	(16,945)	-119.4%
Cash flows used in investing activities	(57,856)	(214,481)	156,625	73.0%
Cash flows provided by financing activities	10,309	188,449	(178,140)	-94.5%
Total cash flows	$(78,686)	$(40,226)	$(38,460)	-95.6%

Cash Flows for the six months ended June 30, 2019

Cash decreased by $78.7 million during the six months ended June 30, 2019, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $31.1 million of cash from the net income of $3.9 million, adjusted for the cash used by operating assets and liabilities of $31.2 million, and adjusted by non-cash revenue and expense items of $4.0 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $27.7 million, increases in deposits and other assets of $12.5 million, increases in interest receivable of $4.9 million, and decreases in interest payable of $3.4 million, partially offset by a $10.8 million decrease in marketable securities, and a $8.0 million increase in other liabilities.

Our investing activities used $57.9 million of cash primarily due to a $35.2 million funding of loans collateralizing ABS issued, $27.8 million decrease in cash and restricted cash due to deconsolidation of subsidiaries, $25.6 million of funding of loans held for investment, and $9.6 million of purchases of other investments, partially offset by $23.8 million of receipts from loans collateralizing ABS issued, $10.4 million receipts from sales and distributions from other investments, and $7.0 million of in receipts from loans held for investment.

Our financing activities provided $10.3 million of cash primarily due to $16.6 million of proceeds from drawdowns on the line of credit, $7.8 million of proceeds from the drawdowns the CLO warehouse facility, partially offset by $8.6 million in purchases of common shares from treasury, $1.9 million in distributions and distribution equivalents on common shares and RSUs, $1.6 million in repayments on the line of credit, and $0.9 million of distributions to non-controlling interest shareholders.

Cash Flows for the six months Ended June 30, 2018

Cash decreased by $40.2 million during the six months ended June 30, 2018, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $14.2 million of cash from the net loss of $3.0 million, adjusted for the cash used by operating assets and liabilities of $19.0 million, and provided by non-cash revenue and expense items of $7.7 million. The cash used by the change in operating assets and liabilities was primarily due to a $17.8 million decrease in accrued compensation and a $8.3 million increase in interest receivable, partially offset by a $5.6 million decrease in deposits and other assets, a $2.5 million increase in other liabilities, and a $2.3 million increase in interest payable.

Our investing activities used $214.5 million of cash primarily due to a $193.0 million funding of loans collateralizing ABS issued and $225.4 million of funding for loans held for investment, partially offset by $172.4 million of receipts from loans collateralizing ABS issued, $22.1 million in receipts from loans held for investment, and $11.2 million in sales or distributions from other investments.

Our financing activities provided $188.4 million of cash primarily due to $327.6 million of proceeds from the issuance of asset-backed securities issued, $177.3 million of proceeds from drawdowns on CLO warehouse facilities, $18.0 million in proceeds from the line of credit, $4.5 million on proceeds from reissuance of asset-backed securities issues, and $3.9 million of proceeds from the Repurchase Agreement, partially offset by the repurchase of $332.1 million of ABS issued, $3.9 million of payments on the Repurchase Agreement, and $1.9 million in payments on debt issuance costs.

Contractual Obligations

As of June 30, 2019, our aggregate minimum future commitment on our leases was $31.3 million. See Note 9 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $0.8 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statements of Financial Position as of December 31, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 22 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of June 30, 2019. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	Loans Collateralizing Asset-backed Securities Issued

●	Allowance for Loan Losses

●	Asset-backed Securities Issued

●	Legal and Other Contingent Liabilities

●	Income Taxes

●	CLO Debt Securities

Our significant accounting policies are described further in the “Critical Accounting Policies and Estimates” section and Note 2 - Summary of Significant Accounting Policies in these financial statements and to our consolidated financial statements in our Annual Report.

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

The table below sets forth the information with respect to purchases made by or on behalf of JMP Group LLC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the quarter ended June 30, 2019.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)

April 1, 2019 to April 30, 2019	121,035	$3.96	121,035	91,951
May 1, 2019 to May, 2019	40,536	$3.94	40,536	3,051,415
June 1, 2019 to June 30, 2019	1,816,732	$3.95	1,816,732	-
Total	1,978,303		1,978,303

(1)

The current repurchase program was initially authorized on December 13, 2017 and allowed for the  repurchase of up to one million of the Company’s outstanding common shares during 2018. On December 3, 2018, the Board of Directors of the Company approved the extension of the term of the Company’s share repurchase program through April 30, 2019. On April 22, 2019, the Board of Directors of the Company approved the extension of the term of the Company's share repurchase program through June 30, 2019. The Company terminated its repurchase program effective May 8, 2019 prior to the launch of the Tender Offer.

On May 13, 2019, the Company launched a self-tendered offer (the "Tender Offer") to repurchase for cash up to 3,000,000 of shares. The Tender Offer expired on June 13, 2019. The Tender Offer resulted in the Company's repurchase of 1,816,732 million of shares at a purchase price of $3.95 per share for a total purchase price of $7.2 million.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.29

Amendment Number Five to Second Amended and Restated Credit Agreement dated as of July 1, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K filed on July 3, 2019).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

** Furnish, not by filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer