Form 10-Q
period 2019-09-30
JMP GROUP LLC
filed 2019-11-12
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

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

(Address of principal executive offices)

Registrant’s telephone number: (415) 835-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC	JMP	New York Stock Exchange
JMP Group LLC 6.875% Senior Notes due 2029	JMPE	New York Stock Exchange
JMP Group Inc. 7.25% Senior Notes due 2027	JMPD	New York Stock Exchange

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

JMP Group LLC shares representing limited liability company interests outstanding as of November 12, 2019: 19,346,376.

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

JMP Group LLC also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of its board of directors. These documents, as well as the information on the website, are not intended to be part of this quarterly report on Form 10-Q (the “Quarterly Report”) and inclusions of the internet address in this Quarterly Report. JMP Group LLC also uses the Investor Relations section of its website as a means of complying with its disclosure obligations under Regulation FD. Accordingly, you should monitor the Investor Relations section of JMP Group LLC's website in addition to following JMP Group LLC’s SEC filings, press releases and investor presentation materials.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$48,020	$70,927
Restricted cash	1,221	61,881
Investment banking fees receivable	7,392	6,647
Marketable securities owned (includes $70,739 and $18,874 at fair value at September 30, 2019 and December 31, 2018, respectively)	83,555	18,874
Other investments (includes $14,392 and $9,913 at fair value at September 30, 2019 and December 31, 2018, respectively)	34,841	16,124
Loans held for investment, net of allowance for loan losses	4,777	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	372	3,004
Fixed assets, net	2,649	2,351
Operating lease right-of-use asset	20,293	-
Other assets	30,171	20,363
Total assets	$233,291	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$2,837	$4,626
Accrued compensation	17,867	41,609
Asset-backed securities issued (net of debt issuance costs of $8,979 at December 31, 2018)	-	1,112,342
Interest payable	549	11,210
Note payable	15,812	829
CLO warehouse credit facilities	-	22,500
Bond payable (net of debt issuance costs of $3,521 and $2,428 at September 30, 2019 and December 31, 2018, respectively)	82,427	83,497
Operating lease liability	26,145	-
Other liabilities	16,141	17,423
Total liabilities	161,778	1,294,036

Commitments and Contingencies (Note 17)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,797,092 and 22,780,052 shares issued at September 30, 2019 and December 31, 2018, respectively; 19,324,427 and 21,319,720 shares outstanding at September 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in capital	134,858	134,129
Treasury shares at cost, 3,472,665 and 1,460,332 shares at September 30, 2019 and December 31, 2018, respectively	(15,869)	(7,932)
Accumulated other comprehensive loss	(1,860)	-
Accumulated deficit	(45,303)	(42,513)
Total JMP Group LLC shareholders' equity	71,849	83,707
Nonredeemable Non-controlling Interest	(336)	13,499
Total equity	71,513	97,206
Total liabilities and equity	$233,291	$1,391,242

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Financial Condition - (Continued)

(Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	September 30, 2019	December 31, 2018

Restricted cash	$-	$50,456
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	-	2,711
Other investments	-	821
Other assets	-	67
Total assets of consolidated VIEs	$-	$1,215,518

Asset-backed securities issued, net of debt issuance costs	-	1,122,187	(1)
Interest payable	-	10,132
Other liabilities	-	1,877
Total liabilities of consolidated VIEs	$-	$1,134,196

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

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Investment banking	$15,228	$21,095	$44,843	$70,319
Brokerage	3,968	4,676	13,160	14,787
Asset management fees	1,628	3,702	5,685	15,505
Principal transactions	(340)	469	6,371	(1,467)
Loss on sale, payoff and mark-to-market of loans	-	(556)	(38)	(888)
Net dividend income	279	320	868	935
Other income	759	306	1,517	666
Non-interest revenues	21,522	30,012	72,406	99,857

Interest income	2,328	18,652	19,391	47,031
Interest expense	(1,930)	(13,789)	(14,642)	(35,125)
Net interest income	398	4,863	4,749	11,906

Loss on repurchase, reissuance or early retirement of debt	(458)	(170)	(458)	(2,838)
Provision for loan losses	(438)	(1,454)	(438)	(4,199)
Total net revenues after provision for loan losses	21,024	33,251	76,259	104,726

Non-interest expenses
Compensation and benefits	17,506	22,671	54,673	76,070
Administration	2,301	2,302	6,978	7,246
Brokerage, clearing and exchange fees	617	808	2,051	2,373
Travel and business development	1,263	1,080	3,631	3,236
Managed deal expenses	685	614	2,552	4,528
Communications and technology	1,061	1,040	3,241	3,149
Occupancy	1,196	1,172	4,028	3,432
Professional fees	1,236	1,272	3,513	4,315
Depreciation	307	285	915	836
Other	200	369	700	1,532
Total non-interest expenses	26,372	31,613	82,282	106,717
Net income (loss) before income tax expense	(5,348)	1,638	(6,023)	(1,991)
Income tax expense (benefit)	(1,220)	527	(5,839)	(146)
Net income (loss)	(4,128)	1,111	(184)	(1,845)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(67)	823	(80)	138
Net income (loss) attributable to JMP Group LLC	$(4,061)	$288	$(104)	$(1,983)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.21)	$0.01	$(0.01)	$(0.09)
Diluted	$(0.21)	$0.01	$(0.01)	$(0.09)

Weighted average common shares outstanding:
Basic	19,324	21,435	20,454	21,545
Diluted	19,324	21,737	20,454	21,545

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(4,128)	$1,111	$(184)	$(1,845)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	709	-	(1,860)	-
Comprehensive income (loss) attributable to JMP Group LLC	(3,419)	1,111	(2,044)	(1,845)
Less: Comprehensive income (loss) attributable to non-controlling interest	(67)	823	(80)	138
Comprehensive income (loss) attributable to JMP Group LLC	$(3,352)	$288	$(1,964)	$(1,983)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net loss	-	-	-	-	(104)	-	(80)	(184)
Additional paid-in capital - share-based compensation	-	-	-	765	-	-	-	765
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(2,686)	-	-	(2,686)
Purchases of shares of common shares for treasury	-	-	(8,763)	-	-	-	-	(8,763)
Reissuance of shares of common shares from treasury	-	-	826	(129)	-	-	-	697
Common shares issued	17	-	-	93	-	-	-	93
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(1,860)	-	(1,860)
Balance, September 30, 2019	22,797	$23	$(15,869)	$134,858	$(45,303)	$(1,860)	$(336)	$71,513

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$-	$13,844	$110,179
Net income (loss)	-	-	-	-	(1,983)	-	138	(1,845)
Additional paid-in capital - share-based compensation	-	-	-	857	-	-	-	857
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(5,906)	-	-	(5,906)
Purchases of shares of common shares for treasury	-	-	(2,340)	-	-	-	-	(2,340)
Reissuance of shares of common shares from treasury	-	-	387	40	-	-	-	427
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(656)	-	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(1,527)	(1,527)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	449	449
Balance, September 30, 2018	22,780	$23	$(7,908)	$134,960	$(40,341)	$-	$13,560	$100,294

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(184)	$(1,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	438	4,199
Loss on sale and payoff of loans and mark-to-market of loans	38	888
Loss on repurchase, reissuance or early retirement of debt	458	2,838
Change in other investments:
(Income) loss from investments in equity method investees	(1,305)	273
Unrealized gain on other equity investments	(156)	(179)
Unrealized (gain) loss on other investments	(1,098)	205
Depreciation and amortization	1,316	1,067
Share-based compensation expense	1,590	1,135
Gain on deconsolidation	(3,520)	-
Distributions of investment income from equity method investees	492	-
Other, net	293	296
Net change in operating assets and liabilities:
Increase in interest receivable	(4,899)	(787)
Increase in receivables	(950)	(1,454)
Decrease in marketable securities	9,643	631
Decrease (increase) in other assets	(10,181)	6,937
Decrease in marketable securities sold, but not yet purchased	(1,789)	(2,315)
(Decrease) increase in interest payable	(4,034)	3,859
Decrease in accrued compensation	(23,475)	(9,760)
Increase in other liabilities	6,895	1,967
Net cash provided by (used in) operating activities	(30,428)	7,955

Cash flows from investing activities:
Purchases of fixed assets	(1,341)	(877)
Purchases of other investments	(12,538)	(1,525)
Sales or distributions from other investments	10,655	13,949
Funding of loans collateralizing asset-backed securities issued	(35,153)	(307,808)
Funding of loans held for investment	(25,679)	(312,089)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	23,806	268,239
Sale, payoff and principal receipts on loans held for investment	7,211	26,726
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	(27,771)	-
Net cash used in investing activities	(60,810)	(313,385)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of repurchase agreement	-	3,878
Repayment of repurchase agreement	-	(3,878)
Proceeds from drawdowns on line of credit	16,583	-
Proceeds from drawdowns on CLO warehouse facilities	7,750	263,750
Proceeds from sale of note payable to affiliate	-	829
Proceeds from bond issuance	36,000	-
Payment of debt issuance costs	(1,887)	(1,897)
Repayment of line of credit	(1,600)	-
Repayment of asset-backed securities issued	(801)	(332,100)
Repayments on CLO warehouse facilities	-	(325,000)
Repayment on bonds payable	(35,977)	(9,980)
Proceeds of issuance from asset-backed securities issued	-	699,107
Reissuance of asset-back securities	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(2,686)	(5,906)
Capital contributions of nonredeemable non-controlling interest holders	-	449
Purchase of common shares for treasury	(8,614)	(2,309)
Distributions to non-controlling interest shareholders	(913)	(1,527)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	(31)
Net cash provided by financing activities	7,671	289,838
Net decrease in cash, cash equivalents, and restricted cash	(83,567)	(15,592)
Cash, cash equivalents and restricted cash, beginning of period	132,808	137,321
Cash, cash equivalents and restricted cash, end of period	$49,241	$121,729

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,676	$31,266
Cash paid during the period for taxes	$2,060	$2,173

Non-cash investing and financing activities:
Reissuance of common shares from treasury and issuance of common shares related to vesting of restricted share units	$954	$387
Distributions declared but not yet paid	$-	$643
Acquisition of equity securities in restructuring of loans	$259	$809
Transfer of loans held for investment to loans collateralizing asset-backed securities issued upon securitization of CLO V	$-	$362,213
Initial recognition of operating lease right-of-use assets	$23,604	$-
Initial recognition of operating lease right-of-use liabilities	$29,278	$-
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$1,226,848	$-
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$1,161,933	$-
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$12,842	$-
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$76,879	$-
Fair value of other investments recognized on deconsolidation of subsidiaries	$7,516	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2019

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

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. The Company retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis due to subsequent change in JMPCA ownership structure, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that it was not the primary beneficiary of JMPCA as the Company is not the party with the power to direct the most significant activities of JMPCA. As the Company determined that it is not the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company retained 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it is required to account for its retained interest as an equity method investment, however the Company has made the election to apply the fair value option to this investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest sold and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA managed as of the date of the sale and from CLO VI, once it securitizes. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC.

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

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III, the “CLOs”) and as a result, deconsolidated the aforementioned CLOs as of March 19, 2019 (except CLO III which was deconsolidated on January 17, 2019). Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI through its control over JMPCA and its ownership of 100% of the equity interests of these CLOs. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of CLO VI as of September 30, 2019. The Company owned 100% and 25% of the senior subordinated notes of CLO IV and CLO V, respectively, as of the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as an investment in a debt security and accounts for its ownership of the CLO VI equity interest as an equity investment. The Company classifies the junior subordinated notes of CLO IV and CLO V as available-for-sale securities and classified the senior subordinated notes as trading securities. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million in March 2019 in revenues from principal transactions. The Company recorded a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V in May 2019 in revenues from principal transactions.

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

(1)

The fair value of the Company's retained interest in CLO III, CLO IV, CLO V, CLO VI, and JMPCA as of the deconsolidation date was $13.3 million, $27.8 million, $26.5 million, $3.8 million, and $3.6 million, respectively

(2)

The book value of the net assets of CLO III, CLO IV, CLO V, CLO VI, and JMPCA as of the deconsolidation date was $24.5 million, $30.2 million, $25.8 million, $11.6 million, and $0.5 million, respectively

On August 8, 2019, Medalist closed a refinancing of the asset-backed securities issued by CLO IV, which lowered the weighted average cost of funds. The refinancing of CLO IV had no impact on the Company's accounting for the investment in the CLO IV debt securities including the decision to deconsolidate CLO IV.

On September 26, 2019, the Company issued $36.0 million of 6.875% senior notes (the "2019 Senior Notes"). The 2019 Senior Notes will mature on September 30, 2029, may be redeemable in whole or in part at any time or from time to time at JMP Group LLC’s option on or after September 30, 2021, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, and commencing on December 30, 2019.

On September 27, 2019 the Company announced JMP Group Inc.'s intention to redeem the JMP Group Inc. outstanding 8.00% senior notes (the "2013 Senior Notes") on October 28, 2019. The Company opted to pay the principal and contractually owed interest to the trustee, U.S. Bank National Association, in order to satisfy and discharge the debt as of September 27, 2019. On September 27, 2019 the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.5 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during the quarter ended September 30, 2019.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

   See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report for the Company's significant accounting policies.

For the nine months ended September 30, 2019, there were no significant changes made to the Company’s significant accounting policies other than those described below and the accounting policy changes are attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The Company adopted this standard on January 1, 2019 using a modified retrospective approach. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods.

   Refer to Note 3 - Recent Accounting Pronouncements, for additional information.

CLO Debt Securities

Investments in CLO debt securities are accounted for according to their purpose and holding period. CLO debt security investments that are classified as trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company had zero CLO debt securities classified as trading securities as of September 30, 2019 and December 31, 2018. The Company previously classified its senior subordinated notes in CLO IV and CLO V as trading securities, but sold these notes in May 2019 and recognized a loss of $0.1 million for the nine months ended September 30, 2019. The Company’s investments in debt securities classified as available-for-sale are comprised of junior subordinated notes in CLO IV and CLO V and are those that may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income ("OCI"). The Company had $53.2 million and zero CLO debt securities classified as available-for-sale securities as of September 30, 2019 and December 31, 2018, respectively. The Company’s investment in CLO debt securities classified as held-to-maturity are comprised of CLO III junior subordinated notes and are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had $12.8 million and zero CLO debt securities classified as held-to-maturity securities as of September 30, 2019 and December 31, 2018, respectively. Interest on CLO debt securities are recognized in interest income on an accrual basis using the effective yield method. Realized gains and losses on the sale of debt securities are determined using the specific identification method and recognized in current period earnings in revenues from principal transactions.

The Company evaluates the available-for-sale and held-to-maturity investments in debt securities for impairment quarterly. As part of the evaluation, the Company obtains the new cash flow projections for the CLO debt securities at period end and determines, based on those cash flows and other current information, if there has been a favorable or adverse change in the cash flows expected to be collected as compared to the projected cash flows from the prior period. An adverse change in cash flows is determined in the context of both the timing and the amount of the cash flows. An impairment would be recorded if the net present value of the cash flows of the investment is below the amortized cost basis of the investment and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an impairment, the amount of the impairment is bifurcated between losses related to credit losses, which is recognized in revenues from principal transactions, and all other factors, which is recognized in OCI. The Company recorded no impairment on CLO debt securities for either of the three or nine months ended September 30, 2019 and 2018.

3. Recent Accounting Pronouncements

 Accounting Standards to be adopted in Future Periods

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was issued in June 2016, with subsequent amendments, to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance will be effective for public business entities that meet the definition of a smaller reporting company for fiscal years and all interim periods within those fiscal years, beginning after December 15, 2022. The Company is evaluating the impact of the adoption of this standard.

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

Recently Adopted Accounting Guidance

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. The Company adopted this standard on January 1, 2019 using a modified retrospective approach and recognized its lease agreements as a right-of-use asset with a corresponding lease liability to reflect the present value of the future lease payments. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods. Additionally upon adoption the Company elected the package of practical expedients for leases that commenced before the date of adoption in which the Company was not required to reassess (i) whether any existing or expired contracts contain leases, (ii) the lease classification of existing or expired leases, and (iii) initial direct costs of existing or expired leases. On January 1, 2019, the Company recognized $23.6 million as an operating lease right-of-use asset and $29.3 million as an operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations. As of September 30, 2019, the Company carried a $20.3 million operating lease right-of-use asset and a $26.1 million operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,020	$48,020	$-	$-	$48,020
Restricted cash and deposits	1,221	1,221	-	-	1,221
Marketable securities owned	83,555	17,578	-	65,277	82,855
Other investments	4,164	-	201	3,963	4,164
Other investments, measured at net asset value (1)	10,228	-	-	-	-
Loans held for investment, net of allowance for loan losses	4,777	-	-	4,825	4,825
Total assets:	$151,965	$66,819	$201	$74,065	$141,085

Liabilities:
Marketable securities sold, but not yet purchased	$2,837	$2,837	$-	$-	$2,837
Notes payable	15,812	-	14,983	829	15,812
Bond payable	82,427	-	87,618	-	87,618
Total liabilities:	$101,076	$2,837	$102,601	$829	$106,267

	December 31, 2018
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$70,927	$70,927	$-	$-	$70,927
Restricted cash and deposits	61,881	61,881	-	-	61,881
Marketable securities owned	18,874	18,874	-	-	18,874
Other investments	490	-	490	-	490
Other investments, measured at net asset value (1)	9,423	-	-	-	-
Loans held for investment, net of allowance for loan losses	29,608	-	26,188	2,576	28,764
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	1,161,463	-	1,125,310	1,173	1,126,483
Total assets:	$1,352,666	$151,682	$1,151,988	$3,749	$1,307,419

Liabilities:
Marketable securities sold, but not yet purchased	$4,626	$4,626	$-	$-	$4,626
Asset-backed securities issued, net of debt issuance costs	1,112,342	-	1,091,677	-	1,091,677
Notes payable	829	-	-	829	829
CLO warehouse credit facilities	22,500	-	22,500	-	22,500
Bond payable	83,497	-	78,642	-	78,642
Total liabilities:	$1,223,794	$4,626	$1,192,819	$829	$1,198,274

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

(In thousands)		September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$70,739	$17,578	$-	$53,161	$70,739
Other investments:
Equity investments	3,963	-	-	3,963	3,963
Investments in hedge funds managed by the Company	201	-	201	-	201
Investments in other funds managed by the Company (1)	5,282	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	4,946	-	-	-	-
Total other investments	14,392	-	201	3,963	4,164
Total assets:	$85,131	$17,578	$201	$57,124	$74,903

Marketable securities sold, but not yet purchased	2,837	2,837	-	-	2,837

Total liabilities:	$2,837	$2,837	$-	$-	$2,837

(In thousands)		December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,874	$18,874	$-	$-	$18,874
Other investments:
Investments in hedge funds managed by the Company	490	-	490	-	490
Investments in other funds managed by the Company (1)	5,503	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	3,920	-	-	-	-
Total other investments	9,913	-	490	-	490
Total assets:	$28,787	$18,874	$490	$-	$19,364

Marketable securities sold, but not yet purchased	4,626	4,626	-	-	4,626

Total liabilities:	$4,626	$4,626	$-	$-	$4,626

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of September 30, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of September 30, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities. As of December 31, 2018, both marketable securities owned and marketable securities sold, but not yet purchased, were primarily comprised of U.S. listed equity securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement under this approach are the risk adjusted discount factors. The Company also uses performance and covenant compliance information provided by the CLO manager along with other risk factors including default risk, prepayment rates, interest rate risk, and credit spread risk when valuing this investment. During the nine months ended September 30, 2019, the fair value of the Company's investment in CLO debt securities declined due to changes in market interest rates and the CLO debt securities were not determined to be impaired. This conclusion was reached as the reduction in fair value was not due to credit factors and the Company believes that any reduction in fair value can be recovered before the security is sold or matures, whichever comes first.

For the three and nine months ended September 30, 2019, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	CLO Senior Subordinated Notes	Equity Investment	Total
Balance as of December 31, 2018	$-	$-	$57	$57
Fair value at recognition date	54,279	9,289	3,568	67,136
Purchases	-	-	11	11
Accrued interest	294	34	-	328
Unrealized losses on investments, recognized in OCI	(1,055)	-	-	(1,055)
Balance as of March 31, 2019	53,518	9,323	3,636	66,477
Accrued interest	1,969	69	-	2,038
Purchases	-	-	171	171
Investment distributions	(1,170)	(883)	-	(2,053)
Unrealized losses on investments, recognized in OCI	(2,418)	-	-	(2,418)
Unrealized gains on investments, recognized in earnings	-	-	297	297
Realized losses on sales, recognized in earnings	-	(112)	-	(112)
Sales	-	(8,397)	-	(8,397)
Balance as of June 30, 2019	51,899	-	4,104	56,003
Accrued interest	1,733	-	-	1,733
Purchases	-	-	-	-
Investment distributions	(1,389)	-	-	(1,389)
Unrealized gains on investments, recognized in OCI	918	-	-	918
Unrealized losses on investments, recognized in earnings	-	-	(141)	(141)
Balance as of September 30, 2019	$53,161	$-	$3,963	$57,124

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investments, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement or a significant increase (decrease) in the EBITDA multiple would result in a significant higher (lower) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs
(In thousands)		Range (Weighted-average)			Fair Value
	Valuation Technique	Description	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
CLO debt security	Discounted cash flows	Risk adjusted discounting factor	15.0%	N/A	$53,161	$-
		Default rate	0% - 2% (1.9%)	N/A
		Severity rate	25.0%	N/A
		Prepay rate	25 CPR	N/A
		Collateral liquidation price	99.0%	N/A
Equity investments	Discounted cash flows	Credit factor	20.0%	N/A	$3,542	$-
		Risk adjusted discounting factor	17.3%	N/A
	Market	EBITDA Multiple	8.0x	N/A	$421	$57

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

As of  September 30, 2019 and December 31, 2018, $10.2 million and $9.4 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
	Redemption Notice	Redemption Notice	September 30,	December 31,	September 30,	December 31,
Dollars in thousands	Frequency	Period	2019	2018	2019	2018

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$4,946	$3,920	$1,176	$68
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,282	$5,503	$1,677	$1,945

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $0.6 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively.

The Company had marketable securities that were measured at fair value on a non-recurring basis as the Company has the intent and ability to hold these securities until maturity. The Company held marketable securities measured at fair-value on a non-recurring basis of $12.8 million as of September 30, 2019.

5. Investment Securities

Debt Securities

  The following table summarizes available-for-sale securities in an unrealized position as of September 30, 2019:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total Impairment in OCI	Number of Positions
CLO IV junior subordinated notes	$28,294	$-	$(2,091)	$26,203	$-	1
CLO V junior subordinated notes	27,422	-	$(464)	26,958	-	1
Total	$55,716	$-	$(2,555)	$53,161	$-

          The following table summarizes the held-to-maturity securities in an unrealized position as of September 30, 2019:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO III subordinated notes	$12,816	$-	$(700)	$12,116	1
Total	$12,816	$-	$(700)	$12,116

   The following table summarizes the fair value and amortized cost of the available-for-sale and held-to-maturity securities by contractual maturity as of September 30, 2019:

(In thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
5-10 years	$28,294	26,203	12,816	12,116
10+ years	27,422	26,958	-	-
Total	$55,716	$53,161	$12,816	$12,116

   The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019:

(In thousands)	Less than 12 months(1)		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CLO III subordinated notes	$12,116	$(700)	$-	$-	$12,116	$(700)
CLO IV junior subordinated notes	26,203	(2,091)	-	-	26,203	(2,091)
CLO V junior subordinated notes	26,958	(464)	-	-	26,958	(464)
Total	$65,277	$(3,255)	$-	$-	$65,277	$(3,255)

(1)	For all CLO debt securities, the gross unrealized loss is measured since the date of deconsolidation, which was January 17, 2019 for CLO III and March 19, 2019 for CLO IV and CLO V.

During the three months ended September 30, 2019 and 2018, the Company recognized unrealized gains on CLO debt securities of $0.9 million and zero, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized unrealized losses on CLO debt securities of $2.6 million and zero, respectively.

Equity Securities

The Company has equity securities with quoted prices in active markets as well as equity securities without readily determinable fair market values. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company's carrying value of these securities was $15.3 million and $0.8 million as of September 31, 2019 and December 31, 2018, respectively. Since obtaining ownership of these securities the Company has recognized $0.2 million of impairment, but no other upward or downward adjustments to the carrying value. The Company has not recognized any impairment or upward or downward adjustments during the three-months or nine-months ended September 31, 2019 and 2018.

6. Loans

Loans collateralizing ABS issued

During the period ending September 30, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition as of September 30, 2019. See Note 1 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 is as follows:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance, at beginning of period	$-	$-	$(110)	$(6,861)	$(836)	$(9,751)	$(390)	$(6,533)
Provision for loan losses:
Specific reserve	-	-	(558)	-	-	-	(1,366)	-
General reserve	-	-	-	(747)	-	-	-	(1,075)
Charge off	-	-	110	-	181	-	1,198	-
Transfer from loans held for investment	-	-	-	(1,746)	-	-	-	-
Derecognition due to deconsolidation	-	-	-	-	655	9,751	-	(1,746)
Balance, at end of period	$-	$-	$(558)	$(9,354)	$-	$-	$(558)	$(9,354)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2018, $1.8 million of the recorded investment amount in loans collateralizing ABS issued were individually evaluated for impairment. The remaining $1,170.2 million of recorded investment amount of loans collateralizing ABS issued were collectively evaluated for impairment as of December 31, 2018.

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

 Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at September 30, 2019 or December 31, 2018. The Company had one troubled debt restructuring during the nine months ended September 30, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion and recorded no material gain or loss upon the execution of the restructuring.

  During the three and nine months ended September 30, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of December 31, 2018.

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018. These loans were deconsolidated as of September 30, 2019 as part of the deconsolidation of the CLOs. See Note 1 for additional information.

(In thousands)	Cash Flow Loans
	September 30,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$7,300
Ba1 - Ba3	-	247,686
B1 - B3	-	856,204
Caa1 - Caa3	-	59,046
Ca	-	1,813
Total:	$-	$1,172,049

Internal rating: (1)
2	$-	$1,018,261
3	-	132,169
4	-	19,806
5	-	1,813
Total:	$-	$1,172,049

Performance:
Performing	$-	$1,170,236
Non-Performing	-	1,813
Total:	$-	$1,172,049

(1)	Loans with an internal rating of 3 or below are reviewed individually to identify loans to be designated for non-accrual status.

Loans Held for Investment

As of September 30, 2019 and December 31, 2018, the number of loans held for investment outside of the CLO warehouse portfolio was six and five, respectively. The Company reviews the credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. As of December 31, 2018, the Company held $26.0 million of loans held for investment in the CLO VI warehouse portfolio. The credit quality of the CLO VI warehouse loans are evaluated in the same manner as the credit quality of loans collateralizing ABS issued. On March 19, 2019, the Company deconsolidated its investments in the CLO VI warehouse and a result, no longer has loans held for investment related to CLO VI on its Consolidated Statements of Financial Condition as of September 30, 2019. See Note 1 for additional information on the deconsolidation.

There were no loans past due as of September 30, 2019 and 2018. A summary of activity in loan losses for the three and nine months ended September 30, 2019 and 2018 is as follows:

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$-	$-	$-	$(1,746)	$(218)	$(181)	$(2,279)	$(494)
Provision for loan losses
Specific	(438)	-	(149)	-	(438)	-	(353)	-
General	-	-	-	-	-	-	-	(1,278)
Charge off	-	-	-	-	218	-	2,483	26
Transfer from loans collateralizing asset-backed securities	-	-	-	1,746	-	-	-	1,746
Derecognition due to deconsolidation	-	-	-	-	-	181	-	-
Balance, at end of the period	$(438)	$-	$(149)	$-	$(438)	$-	$(149)	$-

   A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2019 and December 31, 2018, $1.0 million and $0.5 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively. During the three months ended September 30, 2019, the Company recorded $0.4 million of impairment on the $1.0 million loans evaluated for impairment.

The Company had one troubled debt restructuring during the nine months ended September 30, 2019. The loan, with a principal balance and a carrying balance of $0.5 million and $0.2 million in total, respectively, was converted to equity. The Company valued the equity at $0.2 million in total upon conversion and recorded no material gain or loss upon the execution of the restructuring.

During the three and nine months ended September 30, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The  two  loans were held under the same borrower. The loans, with a principal balance and a carrying balance of $1.9  million and  $1.0  million in total, respectively, were converted to equity. The Company valued the equity at $0.8  million in total upon conversion and incurred a loss of  $0.1  million in relation to the restructuring as of September 30, 2018.

   As of September 30, 2019 and December 31, 2018, the Company classified all its loans held for investment as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status as of September 30, 2019 and  December 31, 2018, respectively:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
Impaired loans with an allowance recorded	$1,013	$1,078	$438	$924	$86
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,013	$1,078	$438	$924	$86

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$462	$484	$219	$462	$34
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$462	$484	$219	$462	$34

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating (through March 19, 2019) 3) trading price of the loan, and 4) performance of the obligor. The table below presents, by credit quality indicator, the Company's recorded investment in loans held for investment at September 30, 2019 and December 31, 2018:

(In thousands)	Cash Flow Loans
	September 30,	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	-	7,459
B1 - B3	-	18,342
Caa1 - Caa3	1,013	419
Ca	-	463
Not Rated	4,203	3,326
Total:	$5,216	$30,009

Internal rating: (1)
2	$-	$26,208
3	-	909
4	-	-
5	-	462
Not rated	5,216	2,430
Total:	$5,216	$30,009

Performance:
Performing	$4,203	$29,547
Non-performing	1,013	462
Total:	$5,216	$30,009

(1) Loans with an internal rating of 4 or below are reviewed individually to identify loans to be designated for non-accrual status.

7. Debt

Bond Payable

(In thousands)	September 30, 2019	December 31, 2018

8.00% Senior Notes due 2023	$-	$36,000
7.25% Senior Notes due 2027	50,000	50,000
6.875% Senior Notes due 2029	36,000	-
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(3,521)	(2,428)
Less: Consolidation elimination	(52)	(75)
Total bond payable, net	$82,427	$83,497

On September 26, 2019, the Company issued $36.0 million of 6.875% senior notes (the "2019 Senior Notes"). The 2019 Senior Notes will mature on September 30, 2029, may be redeemable in whole or in part at any time or from time to time at JMP Group LLC’s option on or after September 30, 2021, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, and commencing on December 30, 2019.

On September 27, 2019 the Company announced JMP Group Inc.'s intention to redeem the JMP Group Inc. outstanding $25.0 million principal amount of 8.00% senior notes (the "2013 Senior Notes") on October 28, 2019. The Company opted to pay the principal and contractually owed interest to the trustee, U.S. Bank National Association, in order to satisfy and discharge the debt as of September 27, 2019. On September 27, 2019 the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.5 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during the quarter ended September 30, 2019.

.

The 7.25% senior notes due 2027 (the "2017 Senior Notes") and the 2019 Senior Notes (collectively with the 2017 Senior Notes the "Senior Notes") were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both September 30, 2019 and December 31, 2018, the Company was in compliance with the debt covenants in the indentures.

The future scheduled principal payments of the debt obligations as of September 30, 2019 were as follows:

(In thousands)

2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	September 30, 2019	December 31, 2018

$100 million, CLO VI warehouse credit facility through October 11, 2021	$-	$22,500
$25 million, JMP Holding credit agreement through December 31, 2020	14,983	-
$20 million, JMP Securities revolving line of credit through June 6, 2020	-	-
Note payable	829	829
Total note payable, lines of credit, and credit facilities	$15,812	$23,329

The Company's Credit Agreement (the "Credit Agreement") dated as of April 30, 2014, was entered by and between JMP Holding LLC ("JMP Holding") and City National Bank ("CNB"). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. The Credit Agreement has been amended throughout its life to make various updates, clarifications and conforming changes to reflect the corporate structure and business changes of the Company since the Credit Agreements execution. The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding. The Revolver bears interest at a rate of LIBOR plus 225 bps and the Company’s outstanding balance on the Credit Agreement was $15.0 million and zero as of September 30, 2019 and December 30, 2018, respectively. As of September 30, 2019, the Company had letters of credit outstanding under the Revolver supporting office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate out note and require the immediate repayment of any outstanding principal and interest. In addition, our subsidiaries are restricted under the Credit Agreement under certain circumstances from making distributions to us if an event of default has occurred under the Credit Agreement. As of September 30, 2019 and December, 31, 2018, we were in compliance with the loan covenants.

JMP Holding's obligations under the Credit Agreement are guaranteed by all of its wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all of its and the guarantors' assets. In addition, we have entered into a limited recourse pledge agreement whereby we have granted a lien on all of our equity interests in JMP Investment Holdings and JMPAM to secure JMP Holding's obligations under the Credit Agreement.

Separately, under a Revolving Note and Cash Subordinate Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line accrued an unused fee at the rate of 0.25% per annum, payable monthly. On June 6, 2020, any outstanding amount under the line will convert to a term loan maturing the following year. There was no borrowing on this line of credit as of September 30, 2019 or December 31, 2018. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

 The net loans collateralizing the CLO VI warehouse facility were zero and $26.0 million as of September 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, the CLO VI warehouse facility has a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.250% until October 11, 2021, which marks the end of the revolving period on the facility. The facility has a 12 months amortization period after the revolving period in which the outstanding balances bear standard market interest rate based on LIBOR. During the nine months ended September 30, 2019, the Company deconsolidated its investments in the CLO VI warehouse and as a result, no longer has the CLO VI warehouse credit facility on its Consolidated Statements of Financial Condition as of September 30, 2019. See Note 1 for additional information on deconsolidation.

 On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022. As of September 30, 2019, the carrying value of the note payable was $0.8 million.

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

 During the nine months ended September 30, 2019, the Company deconsolidated CLO III, CLO IV, and CLO V, and as a result, no longer carried the ABS issued on its Consolidated Statements of Financial Condition as of September 30, 2019. See Note 1 for additional information on deconsolidation.

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

September 30, 2019
Weighted-average remaining lease term
Operating leases	5.54
Weighted-average discount rate
Operating leases	6.12%

The Company leases office space in California, Illinois, Georgia (through March 19, 2019), Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense were both $1.2 million for quarters ended September 30, 2019 and 2018, respectively. Occupancy expense was $4.0 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Payments
Year Ending December 31,
2019	$1,416
2020	5,629
2021	5,693
2022	5,649
2023	5,643
Thereafter	6,562
Total minimum future lease payments	30,592
Amounts representing interest	(4,447)
Present value of net future minimum lease payments	$26,145

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities	$4,081
Operating leases	$4,081

10. Shareholders’ Equity

Share Repurchase Program

On February 17, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018. On December 3, 2018, with the previous authorization expired, our board of directors approved the extension of the term of the Company's share repurchase program through April 30, 2019. On April 22, 2019 the Company's board of directors approved the extension of the term of the Company's share repurchase program through June 30, 2019. During the three months ended September 30, 2019, the Company repurchased zero of the Company’s shares. During the nine months ended September 30, 2019, the Company repurchased 318,826 of the Company’s shares, at an average price of $4.09 per share, for an aggregate purchase price of $1.3 million on the open market. The Company terminated its repurchase program effective May 8, 2019, prior to the launch of a self-tender offer.

Self-Tender Offer

On May 13, 2019, the Company launched a self-tender offer (the "Tender Offer") to repurchase for cash up to 3,000,000 shares representing limited liability interests of the Company, or approximately 14.2% of the Company's outstanding common shares. The Tender Offer expired on June 13, 2019. The Tender Offer resulted in the Company's repurchase of 1,816,732 shares at a purchase price of $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the Tender Offer.

11. Accumulated Other Comprehensive Income

The following table summarizes the unrealized gains and losses on securities of accumulated other comprehensive losses, before tax, tax effect, and net of tax, for the three and nine months ended September 30, 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Beginning, January 1, 2019	$-	$-	$-
Net unrealized losses during the period	(1,055)	273	(782)
Balance as of March 31, 2019	(1,055)	273	(782)
Net unrealized losses during the period	(2,418)	631	(1,787)
Balance as of June 30, 2019	(3,473)	904	(2,569)
Net unrealized gains during the period	918	(209)	709
Balance as of September 30, 2019	$(2,555)	$695	$(1,860)

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

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2019:

	Nine Months Ended
	September 30, 2019
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	1,300,000	$6.85
Balance, end of period	1,300,000	$6.85

Options exercisable at end of period	1,300,000	$6.85

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2019:

September 30, 2019
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.79 - $7.33	1,300,000	0.25	$6.85	$-	1,300,000	0.25	$6.85	$-

        The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company recognized compensation expense related to share options of zero for both the three and nine months ended September 30, 2019 and 2018, respectively.

       As of September 30, 2019, there was no unrecognized compensation expense related to share options.

     There were no share options exercised during both the three and nine months ended September 30, 2019 and September 30, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options.

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

    The following table summarizes RSU activity for the nine months ended September 30, 2019:

	Nine Months Ended
	September 30, 2019
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	297,639	$4.79
Granted	572,695	4.06
Vested	(183,997)	4.49
Balance, end of period	686,337	$4.26

The aggregate fair value of RSUs vested during both the three months ended September 30, 2019 and 2018 were $86 thousand and $91 thousand, respectively. The aggregate fair value of RSUs vested during both the nine months ended September 30, 2019 and 2018 were $826 thousand and $399 thousand, respectively. The income tax benefits realized from the vested RSUs were $31 thousand and zero for the three months ended September 30, 2019 and 2018, respectively. The income tax benefits realized from the vested RSUs were $210 thousand and $28 thousand for the nine months ended September 30, 2019 and 2018, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For both three months ended September 30, 2019 and 2018, the Company recorded compensation expenses related to RSU's of $0.5 million. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation expenses related to RSU's of $1.6 million and $1.3 million, respectively.

  For the three months ended September 30, 2019 and 2018, the Company recognized income tax benefits of $157 thousand and $101 thousand, respectively, related to the compensation expense recognized for RSUs. For the nine months ended September 30, 2019 and 2018, the Company recognized income tax benefits of $432 thousand and $215 thousand, respectively, related to the compensation expense recognized for RSUs. As of September 30, 2019, there was $1.3 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.49 years

The Company pays cash distribution equivalents on certain RSUs upon vesting. Distribution equivalents paid on RSUs are generally charged to retained earnings. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

Share Appreciation Rights

  In February 2015, the Company granted an aggregate of 2,865,000 share appreciation rights (“SARs”) to certain employees and the Company’s independent directors. These SARs have a base price of $7.33 per share, an exercise period of five years and have vested and became exercisable on December 31, 2017 subject to the terms and conditions of the applicable grant agreements. The fair value of the SARs was determined using a quantitative model, using the following assumptions: expected life of 2.0 years, risk-free interest rate of 2.09%, distribution yield of 19.47%, and volatility of 20.00%. The risk-free rate was interpolated from the U.S. constant maturity treasuries for a term corresponding to the maturity of the SAR. The volatility was calculated from the historical weekly share prices of the Company as of the grant date for a term corresponding to the maturity of the SAR. The distribution yield was calculated as the sum of the last twelve-month distributions over the share price as of the grant date.

The following table summarizes the SARs activity for the nine months ended September 30, 2019

	Nine Months Ended
	September 30, 2019
	Share Appreciation Rights	Weighted Average Exercise Price

Balance, beginning of year	2,485,000	$7.33
Balance, end of period	2,485,000	$7.33

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2019:

September 30, 2019
SARs Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	0.25	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period, through monthly mark to market of adjustments to the liability award. For the three months ended September 30, 2019 and 2018, the Company recorded compensation benefit of zero and $50 thousand, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation benefit of zero and $149 thousand, respectively.

For the three months ended September 30, 2019 and 2018, the Company recognized income tax benefit of zero and $13 thousand related to the compensation expense recognized for SARs. For the nine months ended September 30, 2019 and 2018, the Company recognized income tax benefit of zero and $39 thousand related to the compensation expense recognized for SARs. As of September 30, 2019, there was no unrecognized compensation expense related to SARs.

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

The computations of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to JMP Group LLC	$(4,061)	$288	$(104)	$(1,983)

Denominator:
Basic weighted average shares outstanding	19,324	21,435	20,454	21,545

Effect of potential dilutive securities:
Restricted share units	-	302	-	-

Diluted weighted average shares outstanding	19,324	21,737	20,454	21,545

Net income (loss) per share
Basic	$(0.21)	$0.01	$(0.01)	$(0.09)
Diluted	$(0.21)	$0.01	$(0.01)	$(0.09)

Due to the net loss for three and nine months ended September 30, 2019, and the nine months ended September 30, 2018, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. ASC 606 Revenue from contracts with customers

The following tables represent the Company's total revenues from contracts with customers, disaggregated by major business activity, for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

(in thousands)	Three Months Ended September 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$8,561	$-	$-	$-	$-	$-	$8,561
Strategic advisory and private placements	6,667	-	-	-	-	-	6,667
Total investment banking revenues	15,228	-	-	-	-	-	15,228
Commissions	2,900	-	-	-	-	-	2,900
Research payments	1,152	-	-	-	-	-	1,152
Net trading losses	(84)	-	-	-	-	-	(84)
Total brokerage revenues	3,968	-	-	-	-	-	3,968
Base management fees	-	1,597	-	1,597	-	(25)	1,572
Incentive management fees	-	59	-	59	-	(3)	56
Total asset management fees	-	1,656	-	1,656	-	(28)	1,628
Total revenues from contracts with customers	$19,196	$1,656	$-	$1,656	$-	$(28)	$20,824

(in thousands)	Three Months Ended September 30, 2018
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$11,366	$-	$-	$-	$-	$-	$11,366
Strategic advisory and private placements	9,729	-	-	-	-	-	9,729
Total investment banking revenues	21,095	-	-	-	-	-	21,095
Commissions	3,251	-	-	-	-	-	3,251
Research payments	1,525	-	-	-	-	-	1,525
Net trading losses	(100)	-	-	-	-	-	(100)
Total brokerage revenues	4,676	-	-	-	-	-	4,676
Base management fees	-	4,536	-	4,536	-	(1,337)	3,199
Incentive management fees	-	487	16	503	-	-	503
Total asset management fees	-	5,023	16	5,039	-	(1,337)	3,702
Total revenues from contracts with customers	$25,771	$5,023	$16	$5,039	$-	$(1,337)	$29,473

(in thousands)	Nine Months Ended September 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$27,678	$-	$-	$-	$-	$-	$27,678
Strategic advisory and private placements	17,165	-	-	-	-	-	17,165
Total investment banking revenues	44,843	-	-	-	-	-	44,843
Commissions	9,262	-	-	-	-	-	9,262
Research payments	4,016	-	-	-	-	-	4,016
Net trading losses	(118)	-	-	-	-	-	(118)
Total brokerage revenues	13,160	-	-	-	-	-	13,160
Base management fees	-	5,835	-	5,835	-	(1,058)	4,777
Incentive management fees	-	647	261	908	-	-	908
Total asset management fees	-	6,482	261	6,743	-	(1,058)	5,685
Total revenues from contracts with customers	$58,003	$6,482	$261	6,743	$-	$(1,058)	$63,688

(in thousands)	Nine Months Ended September 30, 2018
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$47,277	$-	$-	$-	$-	$-	$47,277
Strategic advisory and private placements	23,042	-	-	-	-	-	23,042
Total investment banking revenues	70,319	-	-	-	-	-	70,319
Commissions	11,237	-	-	-	-	-	11,237
Research payments	4,160	-	-	-	-	-	4,160
Net trading losses	(610)	-	-	-	-	-	(610)
Total brokerage revenues	14,787	-	-	-	-	-	14,787
Base management fees	-	12,856	-	12,856	-	(3,333)	9,523
Incentive management fees	-	910	5,318	6,228	-	(246)	5,982
Total asset management fees	-	13,766	5,318	19,084	-	(3,579)	15,505
Total revenues from contracts with customers	$85,106	$13,766	$5,318	$19,084	$-	$(3,579)	$100,611

15. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded JMP Group 401(k) Plan matching expense of $1.3 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

For the three months ended September 30, 2019 and 2018, the Company recorded income tax benefit of $1.2 million and expense of $0.5 million, respectively. The effective tax rate is 22.81% and 32.17% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax benefit of $5.8 million and $0.1 million, respectively. The effective tax rate is 96.95% and 7.33% for the nine months ended September 30, 2019 and 2018, respectively.

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

17. Commitments and Contingencies

      In connection with its underwriting activities, JMP Securities  may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. Settlement of transactions relating to such underwriting commitments, which were open at September 30, 2019, had no material effect on the Company's consolidated financial statements. JMP Securities had no open underwriting commitments as of December 31, 2018.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker  may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both September 30, 2019 and December 31, 2018. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $0.8 million and $28.7 million as of September 30, 2019 and December 31, 2018. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $0.8 million and $27.0 million as of September 30, 2019 and December 31, 2018.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $15.8 million and $29.8 million, which were $14.7 million and $28.7 million in excess of the required net capital of $1.1 million at both September 30, 2019 and December 31, 2018. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.04 to 1 and 0.57 to 1 at September 30, 2019 and December 31, 2018, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of September 30, 2019 and December 31, 2018, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $18.7 million and $18.6 million, respectively, which consisted of investments in hedge and other private funds of $8.8 million and $8.6 million, respectively, and an investment in HCC common stock of $9.9 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $1.6 million and $3.2 million for the three months ended September 30, 2019 and 2018. Base management fees earned from these affiliated entities were $4.8 million and $9.5 million for the nine months ended September 30, 2019 and 2018. Also, the Company earned incentive fees of $0.1 million and $0.5 million, from these affiliated entities for the three months ended September 30, 2019 and 2018. The Company earned incentive fees of $0.9 million and $6.0 million, from these affiliated entities for the nine months ended September 30, 2019 and 2018.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of September 30, 2019 and December 31, 2018, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of loan held for investment to be $2.5 million as of September 30, 2019 and $2.3 million as of December 31, 2018, using anticipated cash flows, discounted at an appropriate market credit adjusted interest rate.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of September 30, 2019, the carrying value of note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million as capital attributable to non-controlling interest upon execution as of December 31, 2018. The Company has allocated income on the investment based on the affiliates' pro-rata share of ownership of the investment series of $12 thousand and $43 thousand for the three and nine months ended September 30, 2019. The Company has allocated income on the investment based on the affiliates' pro-rata share of ownership of the investment series of $16 thousand and $44 thousand for the three and nine months ended September 30, 2018.

20. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at September 30, 2019 and December 31, 2018 have subsequently settled with no resulting material liability to the Company. For the three and nine months ended September 30, 2019 and 2018, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of September 30, 2019 or December 31, 2018.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of zero and $1.4 million as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 18 for description of the Company's unfunded commitments to lend as of September 30, 2019 and December 31, 2018.

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

 Management uses operating net income as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) excludes general loan loss provisions related to the CLOs, (vii) reverses one-time transaction costs related to the refinancing of the debt; (viii) one time expense associated with redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of amortization of remaining capitalized issuance costs for each; and (ix) presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the three and nine months ended September 30, 2019 and 2018 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Broker-Dealer
Non-interest revenues	$19,202		$25,777		$58,021		$85,121
Total net revenues after provision for loan losses	$19,202		$25,777		$58,021		$85,121
Non-interest expenses	20,677		23,202		62,035		76,528
Segment operating pre-tax net income (loss)	$(1,475)		$2,575		$(4,014)		$8,593
Segment assets	$49,554		$68,352		$49,554		$68,352
Asset Management Fee Income
Non-interest revenues	$1,795		$4,878		$6,692		$13,439
Total net revenues after provision for loan losses	$1,795		$4,878		$6,692		$13,439
Non-interest expenses	2,101		4,794		8,074		14,570
Segment operating pre-tax net income (loss)	$(306)		$84		$(1,382)		$(1,131)
Segment assets	$11,889		$21,033		$11,889		$21,033
Investment Income
Non-interest revenues	$1,434		$237		$9,309		$5,961
Net interest income	563		3,715		4,702		8,769
Loss on repurchase, reissuance or early retirement of debt	-		-		-		(42)
Provision for loan losses	(438)		(470)		(438)		(1,400)
Total net revenues after provision for loan losses	$1,559		$3,482		$13,573		$13,288
Non-interest expenses	334		1,535		3,378		9,096
Segment operating pre-tax net income	$1,225		$1,947		$10,195		$4,192
Segment assets	$78,910		1,270,289		$78,910		1,270,289
Corporate Costs
Non-interest revenues	$76		$-		$76		$-
Total net revenues after provision for loan losses	76		-		76		-
Non-interest expenses	2,172		2,688		6,214		7,519
Segment operating pre-tax net loss	$(2,096)		$(2,688)		$(6,138)		$(7,519)
Segment assets	$240,718		$258,217		$240,718		$258,217
Eliminations
Non-interest revenues	$(47)		$(1,205)		$(1,095)		$(3,352)
Total net revenues after provision for loan losses	$(47)		$(1,205)		$(1,095)		$(3,352)
Non-interest expenses	(47)		(1,205)		(1,095)		(3,354)
Segment operating pre-tax net income	$-		$-		$-		$2
Segment assets	$(147,780)		$(254,326)		$(147,780)		$(254,326)
Consolidating adjustments and reconciling items
Non-interest revenues	$(938)	(a)	$325	(a)	$(597)	(a)	$(1,312)	(a)
Net interest income	(165)	(b)	1,148	(b)	47	(b)	3,137	(b)
Loss on repurchase or early retirement of debt	(458)		(170)		(458)		(2,796)
Reversal (provision) for loan losses	-		(984)		-		(2,799)
Total net revenues after provision for loan losses	$(1,561)		$319		$(1,008)		$(3,770)
Non-interest expenses	1,135	(c)	599	(c)	3,676	(c)	2,358	(c)
Non-controlling interest (expense) income	(67)		823		(80)		138
Segment operating pre-tax net income (loss)	$(2,629)		$(1,103)		$(4,604)		$(6,266)
Total Segments
Non-interest revenues	$21,522		$30,012		$72,406		$99,857
Net interest income	398		4,863		4,749		11,906
Loss on repurchase, reissuance or early retirement of debt	(458)		(170)		(458)		(2,838)
Provision for loan losses	(438)		(1,454)		(438)		(4,199)
Total net revenues after provision for loan losses	$21,024		$33,251		$76,259		$104,726
Non-interest expenses	26,372		31,613		82,282		106,717
Non-controlling interest (expense) income	(67)		823		(80)		138
Consolidated net income (loss) attributable to JMP Group LLC	$(5,281)		$815		$(5,943)		$(2,129)
Total assets	$233,291		$1,363,566		$233,291		$1,363,566

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating net income (loss)	$(1,963)	$1,741	$(991)	$3,494
Addback (subtract) of segment income tax expense (benefit)	(689)	177	(348)	643
Total segments adjusted operating pre-tax net income (loss)	$(2,652)	$1,918	$(1,339)	$4,137
Subtract (addback)
Share-based awards and deferred compensation	753	76	2,184	289
General loan loss provision – CLOs, CLO warehouse	-	855	-	2,348
Early debt retirement/reissuance	625	170	625	1,488
CLO refinancing costs	-	-	-	54
Amortization of intangible asset – CLO III	-	69	277	207
Unrealized loss on real estate fund investment – depreciation and amortization	647	260	1,425	1,864
Unrealized mark-to-market (gain) loss on strategic equity investments	604	(327)	93	16
Total consolidation adjustments and reconciling items	2,629	1,103	4,604	6,266
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(5,281)	$815	$(5,943)	$(2,129)

Income tax expense (benefit)	(1,220)	527	(5,839)	(146)
Consolidated net income (loss) attributable to JMP Group LLC	$(4,061)	$288	$(104)	$(1,983)

24. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. In the first quarter of 2019, the Company deconsolidated its CLOs from its Consolidated Statements of Financial Condition but retained an ownership investment in the CLOs. As the CLOs are VIEs, the CLOs are presented in the nonconsolidated VIE table as of September 30, 2019. See Note 1 for additional information on deconsolidation of the CLOs. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	September 30, 2019				December 31, 2018
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$81,354	$-	$81,354	$1,443,237	$-	$-	$-	$-
Fund investments	10,107	-	12,960	342,978	5,083	-	7,028	204,646
Other investments	4,897	104	4,897	1,199,083	933	-	933	1,235,146
Total	$96,358	$104	$99,211	$2,985,298	$6,016	$-	$7,961	$1,439,792

25. Consolidating Financial Statements

 JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 2017 Senior Notes and 2013 Senior Notes (Note 7). In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings became guarantors of JMP Group Inc.'s obligations under the Senior Notes. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets. On September 27, 2019, the Company announced that it will redeem the 2013 Senior Notes on October 28, 2019. See Note 7 for further information.

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

	As of September 30, 2019
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Assets
Cash and cash equivalents	$11,651	$7,676	$28,693	$-	$48,020
Restricted cash and deposits	-	1,221	-	-	1,221
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	7,392	-	7,392
Marketable securities owned	12,868	26,927	43,811	(51)	83,555
Other investments	3,994	2,723	28,124	-	34,841
Loans held for investment, net of allowance for loan losses	1,775	574	2,428	-	4,777
Interest receivable	-	4	848	(480)	372
Fixed assets, net	-	-	2,649	-	2,649
Operating lease right-of-use asset	-	20,293	-	-	20,293
Other assets	966	82,777	39,435	(93,007)	30,171
Investment in subsidiaries	198,544	73,602	-	(272,146)	-
Total assets	$229,798	$215,797	$153,380	$(365,684)	$233,291

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$2,837	$-	$2,837
Accrued compensation	615	1,699	15,553	-	17,867
Interest payable	28	463	539	(481)	549
Notes payable	81,034	-	27,746	(92,968)	15,812
Bond payable, net of debt issuance costs	34,227	48,252	-	(52)	82,427
Operating lease liability	-	26,145	-	-	26,145
Other liabilities	6,188	250	9,635	68	16,141
Total liabilities	$122,092	$76,809	$56,310	$(93,433)	$161,778

Total shareholders' equity	107,706	138,988	97,618	(272,463)	71,849
Nonredeemable Non-controlling Interest	$-	$-	$(548)	$212	$(336)
Total equity	$107,706	$138,988	$97,070	$(272,251)	$71,513
Total liabilities and equity	$229,798	$215,797	$153,380	$(365,684)	$233,291

	As of December 31, 2018
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Assets
Cash and cash equivalents	$4,863	$8,755	$57,309	$-	$70,927
Restricted cash and deposits	-	1,221	60,660	-	61,881
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,647	-	6,647
Marketable securities owned, at fair value	10,027	-	8,921	(74)	18,874
Other investments	10,922	1,785	13,262	(9,845)	16,124
Loans held for investment, net of allowance for loan losses	1,139	-	28,469	-	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,161,463	-	1,161,463
Interest receivable	137	1	3,345	(479)	3,004
Fixed assets, net	-	-	2,351	-	2,351
Other assets	(18,812)	121,932	63,386	(146,143)	20,363
Investment in subsidiaries	317,113	77,427	-	(394,540)	-
Total assets	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$4,626	$-	$4,626
Accrued compensation	-	150	41,459	-	41,609
Asset-backed securities issued, net of debt issuance costs	-	-	1,122,187	(9,845)	1,112,342
Interest payable	-	1,071	10,614	(475)	11,210
Notes payable	127,603	-	17,763	(144,537)	829
CLO warehouse credit facilities	-	-	22,500	-	22,500
Bond payable, net of debt issuance costs	-	83,572	-	(75)	83,497
Other liabilities	2,700	7,603	8,620	(1,500)	17,423
Total liabilities	$130,303	$92,396	$1,227,769	$(156,432)	$1,294,036

Total shareholders' (deficit) equity	181,497	118,725	178,346	(394,861)	83,707
Nonredeemable Non-controlling Interest	$13,589	$-	$(302)	$212	$13,499
Total equity	$195,086	$118,725	$178,044	$(394,649)	$97,206
Total liabilities and equity	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

	For the Three Months Ended September 30, 2019
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Revenues
Investment banking	$-	$-	$15,228	$-	$15,228
Brokerage	-	-	3,968	-	3,968
Asset management fees	-	-	1,675	(47)	1,628
Principal transactions	281	78	(699)	-	(340)
Loss on sale, payoff and mark-to-market of loans	-	-	-	-	-
Net dividend income	6	26	247	-	279
Other income	129	76	554	-	759
Equity earnings (losses) of subsidiaries	(1,550)	(2,565)	-	4,115	-
Non-interest revenues (losses)	(1,134)	(2,385)	20,973	4,068	21,522

Interest income	815	1,339	1,655	(1,481)	2,328
Interest expense	(808)	(1,918)	(684)	1,480	(1,930)
Net interest income (expense)	7	(579)	971	(1)	398

Loss on repurchase, reissuance or early retirement of debt	-	(458)	-	-	(458)
Provision for loan losses	-	(438)	-	-	(438)
Total net revenues (losses) after provision for loan losses	(1,127)	(3,860)	21,944	4,067	21,024

Non-interest expenses
Compensation and benefits	284	1,117	16,105	-	17,506
Administration	158	108	2,082	(47)	2,301
Brokerage, clearing and exchange fees	-	-	617	-	617
Travel and business development	5	17	1,241	-	1,263
Managed deal expense	-	-	685	-	685
Communications and technology	1	3	1,057	-	1,061
Occupancy	-	-	1,196	-	1,196
Professional fees	594	60	582	-	1,236
Depreciation	-	-	307	-	307
Other	-	-	200	-	200
Total non-interest expenses	1,042	1,305	24,072	(47)	26,372
Net income (loss) before income tax expense	(2,169)	(5,165)	(2,128)	4,114	(5,348)
Income tax expense (benefit)	2	(211)	(1,011)	-	(1,220)
Net income (loss)	(2,171)	(4,954)	(1,117)	4,114	(4,128)
Less: Net loss attributable to nonredeemable non-controlling interest	-	-	(67)	-	(67)
Net income (loss) attributable to JMP Group LLC	$(2,171)	$(4,954)	$(1,050)	$4,114	$(4,061)

	For the Three Months Ended September 30, 2018
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Revenues
Investment banking	$-	$-	$21,095	$-	$21,095
Brokerage	-	-	4,676	-	4,676
Asset management fees	-	-	3,742	(40)	3,702
Principal transactions	620	(390)	239	-	469
Loss on sale, payoff and mark-to-market of loans	-	-	(556)	-	(556)
Net dividend income	284	13	23	-	320
Other income	-	-	306	-	306
Equity earnings of subsidiaries	5,490	1,635	-	(7,125)	-
Non-interest revenues	6,394	1,258	29,525	(7,165)	30,012

Interest income	639	1,084	19,122	(2,193)	18,652
Interest expense	(1,080)	(2,144)	(12,758)	2,193	(13,789)
Net interest income (expense)	(441)	(1,060)	6,364	-	4,863

Loss on repurchase, reissuance or early retirement of debt	-	(170)	-	-	(170)
Provision for loan losses	(149)	-	(1,305)	-	(1,454)

Total net revenues after provision for loan losses	5,804	28	34,584	(7,165)	33,251

Non-interest expenses
Compensation and benefits	745	1,086	20,840	-	22,671
Administration	151	128	2,063	(40)	2,302
Brokerage, clearing and exchange fees	-	-	808	-	808
Travel and business development	11	12	1,057	-	1,080
Communications and technology	1	1	1,038	-	1,040
Managed deal expense	-	-	614	-	614
Occupancy	-	-	1,172	-	1,172
Professional fees	586	169	517	-	1,272
Depreciation	-	-	285	-	285
Other	69	-	300	-	369
Total non-interest expenses	1,563	1,396	28,694	(40)	31,613
Net income (loss) before income tax expense	4,241	(1,368)	5,890	(7,125)	1,638
Income tax expense (benefit)	-	(265)	792	-	527
Net income (loss)	4,241	(1,103)	5,098	(7,125)	1,111
Less: Net income attributable to nonredeemable non-controlling interest	707	-	116	-	823
Net income (loss) attributable to JMP Group LLC	$3,534	$(1,103)	$4,982	$(7,125)	$288

	For the Nine Months Ended September 30, 2019
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Revenues
Investment banking	$-	$-	$44,843	$-	$44,843
Brokerage	-	-	13,160	-	13,160
Asset management fees	-	-	5,755	(70)	5,685
Principal transactions	672	561	5,138	-	6,371
Loss on sale, payoff and mark-to-market of loans	(21)	-	(17)	-	(38)
Net dividend income	125	66	677	-	868
Other income	364	76	1,077	-	1,517
Equity earnings (losses) of subsidiaries	9,875	(3,824)	-	(6,051)	-
Non-interest revenues (losses)	11,015	(3,121)	70,633	(6,121)	72,406

Interest income	3,645	3,541	17,633	(5,428)	19,391
Interest expense	(2,920)	(6,052)	(11,263)	5,593	(14,642)
Net interest income (expense)	725	(2,511)	6,370	165	4,749

Loss on repurchase, reissuance or early retirement of debt	-	(458)	-	-	(458)
Provision for loan losses	-	(438)	-	-	(438)
Total net revenues (losses) after provision for loan losses	11,740	(6,528)	77,003	(5,956)	76,259

Non-interest expenses
Compensation and benefits	1,309	3,209	50,155	-	54,673
Administration	460	327	6,261	(70)	6,978
Brokerage, clearing and exchange fees	-	-	2,051	-	2,051
Travel and business development	79	37	3,515	-	3,631
Managed deal expense	-	-	2,552	-	2,552
Communications and technology	3	4	3,234	-	3,241
Occupancy	-	-	4,028	-	4,028
Professional fees	1,679	184	1,650	-	3,513
Depreciation	-	-	915	-	915
Other	277	-	423	-	700
Total non-interest expenses	3,807	3,761	74,784	(70)	82,282
Net income (loss) before income tax expense	7,933	(10,289)	2,219	(5,886)	(6,023)
Income tax expense (benefit)	256	(5,454)	(641)	-	(5,839)
Net income (loss)	7,677	(4,835)	2,860	(5,886)	(184)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	167	-	(247)	-	(80)
Net income (loss) attributable to JMP Group LLC	$7,510	$(4,835)	$3,107	$(5,886)	$(104)

	For the Nine Months Ended September 30, 2018
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Revenues
Investment banking	$-	$-	$70,319	$-	$70,319
Brokerage	-	-	14,787	-	14,787
Asset management fees	-	-	15,766	(261)	15,505
Principal transactions	(2,026)	(533)	1,092	-	(1,467)
Loss on sale, payoff and mark-to-market of loans	(15)	-	(873)	-	(888)
Net dividend income	836	27	72	-	935
Other income	-	-	666	-	666
Equity earnings of subsidiaries	12,586	4,426	-	(17,012)	-
Non-interest revenues	11,381	3,920	101,829	(17,273)	99,857

Interest income	1,972	3,366	48,417	(6,724)	47,031
Interest expense	(3,382)	(6,735)	(31,731)	6,723	(35,125)
Net interest income (expense)	(1,410)	(3,369)	16,686	(1)	11,906

Loss on repurchase, reissuance or early retirement of debt	(42)	(170)	(2,626)	-	(2,838)
Provision for loan losses	(134)	-	(4,065)	-	(4,199)

Total net revenues after provision for loan losses	9,795	381	111,824	(17,274)	104,726

Non-interest expenses
Compensation and benefits	1,826	3,161	71,083	-	76,070
Administration	477	367	6,663	(261)	7,246
Brokerage, clearing and exchange fees	-	-	2,373	-	2,373
Travel and business development	46	31	3,159	-	3,236
Managed deal expense	-	-	4,528	-	4,528
Communications and technology	2	6	3,141	-	3,149
Occupancy	-	-	3,432	-	3,432
Professional fees	1,847	321	2,147	-	4,315
Depreciation	-	-	836	-	836
Other	208	-	1,324	-	1,532
Total non-interest expenses	4,406	3,886	98,686	(261)	106,717
Net income (loss) before income tax expense	5,389	(3,505)	13,138	(17,013)	(1,991)
Income tax expense (benefit)	-	(2,520)	2,374	-	(146)
Net income (loss)	5,389	(985)	10,764	(17,013)	(1,845)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	477	-	(339)	-	138
Net income (loss) attributable to JMP Group LLC	$4,912	$(985)	$11,103	$(17,013)	$(1,983)

	For the Nine Months Ended September 30, 2019
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,309	$(4,054)	$(7,271)	$(22,412)	$(30,428)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(1,341)	-	(1,341)
Purchases of other investments	(499)	(867)	(11,172)	-	(12,538)
Sales or distributions from other investments	2,095	411	9,028	(879)	10,655
Funding of loans collateralizing asset-backed securities issued	-	-	(35,153)	-	(35,153)
Funding of loans held for investment	(1,136)	(963)	(23,580)	-	(25,679)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	23,806	-	23,806
Sale, payoff and principal receipts on loans held for investment	327	7	6,877	-	7,211
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	-	(27,771)	-	(27,771)
Investment in subsidiary	51,495	3,825	-	(55,320)	-
Net cash provided by (used in) investing activities	$52,282	$2,413	$(59,306)	$(56,199)	$(60,810)

Cash flows from financing activities:
Proceeds from drawdowns on line of credit	-	-	16,583	-	16,583
Proceeds from drawdowns on CLO warehouse facilities	-	-	7,750	-	7,750
Proceeds from bond issuance	36,000	-	-	-	36,000
Payment of debt issuance costs	(1,778)	(6)	(103)	-	(1,887)
Repayment of line of credit	-	-	(1,600)	-	(1,600)
Repayment of asset-backed securities issued	-	-	(1,679)	878	(801)
Repayment on bonds payable	-	(36,000)	-	23	(35,977)
Distributions and distribution equivalents paid on common shares and RSUs	(2,686)	-	-	-	(2,686)
Purchases of common shares for treasury	(8,614)	-	-	-	(8,614)
Distributions to non-controlling interest shareholders	(913)	-	-	-	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(184)	-	-	-	(184)
Repayment of note payable	(11,500)	-	(5,000)	16,500	-
Capital contributions of parent	(59,128)	36,568	(38,650)	61,210	-
Net cash provided by (used in) financing activities	$(48,803)	$562	$(22,699)	$78,611	$7,671
Net increase (decrease) in cash and cash equivalents	6,788	(1,079)	(89,276)	-	(83,567)
Cash, cash equivalents and restricted cash, beginning of period	4,863	9,976	117,969	-	132,808
Cash, cash equivalents and restricted cash, end of period	$11,651	$8,897	$28,693	$-	$49,241

	For the Nine Months Ended September 30, 2018
	Parent Companies	Subsidiary	Non-Guarantor		Consolidated JMP
	and Guarantors	Issuer	Subsidiaries	Eliminations	Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,080	$9,608	$14,341	$(27,074)	$7,955

Cash flows from investing activities:
Purchases of fixed assets	-	-	(877)	-	(877)
Purchases of other investments	(5,460)	(430)	(88)	4,453	(1,525)
Sales or distributions from other investments	13,363	448	4,549	(4,411)	13,949
Funding of loans collateralizing asset-backed securities issued	-	-	(307,808)	-	(307,808)
Funding of loans held for investment	(664)	-	(311,425)	-	(312,089)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	(15)	-	268,254	-	268,239
Sale, payoff and principal receipts on loans held for investment	1,614	-	25,112	-	26,726
Investment in subsidiary	35,711	(5,550)	-	(30,161)	-
Net cash provided by (used in) investing activities	$44,549	(5,532)	(322,283)	(30,119)	(313,385)

Cash flows from financing activities:
Repayment on bonds payable	-	(9,980)	-	-	(9,980)
Proceeds from issuance of repurchase agreement	3,878	-	-	-	3,878
Proceeds from drawdowns on CLO warehouse facility	-	-	263,750	-	263,750
Repayments on CLO V warehouse facility	-	-	(325,000)	-	(325,000)
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payments of debt issuance costs	-	(203)	(1,715)	21	(1,897)
Repayment of asset-backed securities issued	(4,453)	-	(327,647)	-	(332,100)
Repayment of notes payable	(10,000)	-	-	10,000	-
Repayment of Repurchase Agreement	(3,878)	-	-	-	(3,878)
Proceeds from issuance of asset-backed securities issued	-	-	699,107	-	699,107
Reissuance of asset-back securities	4,411	-	42	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(5,906)	-	-	-	(5,906)
Capital contributions of nonredeemable non-controlling interest holders	-	-	449	-	449
Purchases of common shares for treasury	(2,309)	-	-	-	(2,309)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	656	-	-
Distributions to non-controlling interest shareholders	(1,418)	-	(109)	-	(1,527)
Employee taxes paid on shares withheld for tax-withholding purposes	(31)	-	-	-	(31)
Capital contributions of parent	(42,236)	7,107	(12,043)	47,172	-
Net cash provided by (used in) financing activities	$(62,598)	$(3,076)	$298,319	$57,193	$289,838
Net increase (decrease) in cash and cash equivalents	(6,969)	1,000	(9,623)	-	(15,592)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	-	137,321
Cash, cash equivalents and restricted cash, end of period	$6,663	$7,290	$107,776	$-	$121,729

26. Subsequent Events

On October 23, 2019, the Company repaid $9.0 million of the outstanding balance on the revolving line of credit with CNB at JMP Holding.

On November 4, 2019, the Company’s board of directors declared cash distributions of $0.04 per share for the third quarter of 2019. The distribution is payable on November 29, 2019, to shareholders of record as of November 15, 2019.

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

Deconsolidation of the CLOs and JMPCA

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III(R) Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). The expiration of the non-call period resulted in the Company losing control over the most significant activities of CLO III. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding junior subordinated notes of CLO III and the Company accounts for its ownership of the CLO III subordinated notes as an investment in a CLO debt security and will recognize interest income based on the effective yield method. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III for the nine months ended September 30, 2019.

On March 19, 2019, the Company sold a 50.1% equity interest in JMP Credit Advisors LLC ("JMPCA") to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. JMP Holding LLC, a wholly-owned subsidiary of the Company, retained 45.0% of the equity interest in JMPCA. Due to the transaction JMPCA went through a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that we are not the primary beneficiary of JMPCA as we are not the party with the power to direct the most significant activities of JMPCA. As the Company was determined to not be the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company still retains 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it will account for its retained interest as an equity method investment after the date of deconsolidation, however; the Company has made the election to use the fair value option to account for the investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. As a result of the transaction, JMPCA has been renamed Medalist Partners Corporate Finance LLC. The transaction agreement also requires Medalist to provide additional capital to purchase an equity interest in CLO VI to finance the acquisition of broadly syndicated corporate loans, which resulted in Medalist related entities purchasing approximately 66% of the outstanding equity  interests of JMP Credit Advisors CLO VI Ltd ("CLO VI"). The Company will receive a portion of the subordinated management fees from the CLOs JMPCA manages.

After the sale of JMPCA, the Company concluded that it has lost the ability to direct the most significant activities of the VIEs: JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”), and JMP Credit Advisors CLO VI Ltd. ("CLO VI") (collectively with CLO III the “CLOs”) and also deconsolidated those CLOs as of March 19, 2019. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of CLO VI. The Company owned 100% and 25% of the senior subordinated notes in CLO IV and CLO V, respectively, at the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as a beneficial interest in a debt security and accounts for its equity interests of CLO VI as an equity investment. The Company classifies the junior subordinated notes as available-for-sale securities and classified the senior subordinated notes as trading securities up until their sale. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million and a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V for the nine months ended September 30, 2019 in revenues from principal transactions. On August 8, 2019, Medalist closed a refinancing of the asset-backed securities issued by CLO IV, which lowered the weighted average cost of funds. The refinancing of CLO IV had no impact on the Company's accounting for the investment in the CLO IV debt securities including the decision to deconsolidate CLO IV.

The Election for JMP Group LLC to be Taxed as a C Corporation

Since January 2015, JMP Group LLC had been a publicly traded partnership and, as such, was taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income.” On January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than as a partnership, going forward. The election was approved and became retroactively effective as of January 1, 2019. As a partnership, the Company had only paid taxes on a few taxable corporate holding subsidiaries.

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

Brokerage Revenues

Our brokerage revenues include trading commissions paid by customers for purchases or sales of exchange-listed and over-the-counter equity securities. Commissions resulting from equity securities transactions executed on behalf of customers are recorded on a trade date basis. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer.  Brokerage revenues also include net trading gains and losses that result from market-making activities and from our commitment of capital to facilitate customer transactions. Our brokerage revenues may vary between periods, in part depending on commission rates, trading volumes and our ability to deliver equity research and other value-added services to our clients. The ability to execute trades electronically, through the internet and through other alternative trading systems, has increased pressure on trading commissions and spreads across our industry. We expect this trend toward alternative trading systems and the related pricing pressure in the brokerage business to continue. We are, to some extent, compensated through brokerage commissions for the equity research and other value-added services we deliver to our clients. These “soft dollar” practices have been the subject of discussion among regulators, the investment banking community and our sales and trading clients. In particular, commission sharing arrangements have been adopted by some large institutional investors. In these arrangements, an institutional investor concentrates its trading with fewer “execution” brokers and pays a fixed amount for execution, with a designated amount set aside for payments to other firms for research or other brokerage services. Accordingly, trading volume directed to us by investors that enter into such arrangements may be reduced, or eliminated, but we may be compensated for our research and sales efforts through allocations of the designated amounts. Depending on the extent to which we agree to this practice and depending on our ability to enter into arrangements on terms acceptable to us, this trend would likely impair the revenues and profitability of our brokerage business by negatively affecting both volumes and trading commissions.

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds, private equity funds, real estate funds, a capital debt fund, as well as a publicly traded specialty finance company, Harvest Capital Credit Corporation ("HCC"). These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management ("AUM") or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that it is not probable that a significant reversal of revenue will occur. Generally, we do not earn management fees calculated on the basis of average AUM.

As of September 30, 2019 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”) and Harvest Growth Capital II LLC (“HGC II”); 20%, subject to an 8% hurdle rate for real estate funds; and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

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

Prior to the sale of the majority equity interest in JMPCA, the asset management fees for the CLOs under management during the period consisted only of senior and subordinated base management fees. We recognized base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs were calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidated the CLOs, the management fees earned at JMPCA from the CLOs were eliminated on consolidation in accordance with GAAP. For the period from January 1, 2019 through January 17, 2019 (deconsolidation date) the contractual senior and subordinated base management fees earned from CLO III were 0.35% of the average aggregate collateral balance. The contractual senior and subordinated base management fees earned from CLO III were and 0.33% for the period from January 1, 2018 to February 20, 2018, and 0.35% for the period from February 21, 2018 to September 30, 2018 of the average aggregate collateral balance. For both the period from January 1, 2019 through March 19, 2019 (deconsolidation date) and for the nine months ended September 30, 2018, the contractual base and subordinated fees earned from CLO IV were 0.50% of the average aggregate collateral balance. For the nine months ended September 30, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio were 1.0% of the average equity contributions. For the period from January 1, 2019 through March 19, 2019 (deconsolidation date) and for the nine months ended September 30, 2018 (from July 26, 2018) the contractual base and subordinated fees earned from CLO V were 0.50% of the average aggregate collateral balance. For the nine months ended September 30, 2019, the contractual base and subordinated fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMP Asset Management LLC ("JMPAM), HCAP Advisors LLC ("HCAP Advisors"), CLOs managed by JMPCA (through March 19, 2019), and the Company's client assets under management:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$-	$365,728	$-	$-
Harvest Agriculture Select (3)	75,687	68,591	201	490
Private Equity Funds:
Harvest Growth Capital LLC	23,495	20,189	1,001	876
Harvest Growth Capital II LLC	162,898	198,782	3,314	3,823
Harvest Intrexon Enterprise Fund	59,251	67,729	365	415
JMP Realty Partners I	35,213	39,782	2,832	2,832
JMP Realty Partners II	27,617	-	1,992	-
Other	23,793	20,924	N/A	N/A
Funds of Funds:
JMP Masters Fund (4)	2,037	2,371	4	5
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	132,297	123,689	N/A	N/A
JMP Capital I	23,529	23,529	2,329	2,329
HCS, JMPAM, and HCAP Advisors Totals	565,817	931,314	12,038	10,770

CLOs Managed by JMPCA:
CLO III (5) (6)	-	360,086	N/A	N/A
CLO IV (5) (6)	-	450,594	N/A	N/A
CLO V (5) (6)	-	400,557	N/A	N/A
CLO VI warehouse (5) (6)	-	34,219	N/A	N/A
JMPCA Totals	-	1,245,456	-	-

Assets Under Management by Sponsored Funds: (7)
CLOs and CLO warehouse	1,443,237	-	N/A	N/A
Other asset management funds	3,753,208	3,448,725	N/A	N/A
Sponsored Funds Totals	5,196,445	3,448,725	-	-

JMP Group LLC Totals	$5,762,262	$5,625,495	$12,038	$10,770

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

(2)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters began the process of liquidation on December 31, 2015.
(5)	On March 19, 2019, the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V was modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)	CLO III, CLO IV, CLO V and CLO VI warehouse were consolidated in the Consolidated Statements of Financial Condition as of December 31, 2018. CLO III, CLO IV, CLO V and CLO VI were deconsolidated during the first quarter of 2019.
(7)	Sponsored funds are asset managers in which the Company owns an economic interest.

In thousands)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$-	$-	$-	$19	$1,600	$16
Harvest Agriculture Select (2)	(2)	193	-	7	206	-
Private Equity Funds:
Harvest Growth Capital LLC	-	-	-	61	-	-
Harvest Growth Capital II LLC	5	83	(3)	32	146	-
Harvest Intrexon Enterprise Fund	3	178	-	(32)	176	-
JMP Realty Partners I	36	94	4	(30)	89	-
JMP Realty Partners II	(22)	79	-	-	-	-
Other	-	6	-	-	6	-
Funds of Funds:
JMP Masters Fund (3)	-	5	-	1	6	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	921	-	N/A	964	487
JMP Capital I	(29)	14	55	-	1	-
CLOs and Other:
CLO III (5) (6)	N/A	-	N/A	N/A	323	N/A
CLO IV (5) (6)	N/A	-	N/A	N/A	575	N/A
CLO V Warehouse (5) (6)	N/A	-	N/A	N/A	413	N/A
Totals	$(9)	$1,573	$56	$58	$4,505	$503

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and JMPCA were all deconsolidated in the first quarter of 2019.

(In thousands)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$-	$-	$-	$32	$4,717	$5,318
Harvest Agriculture Select (2)	49	559	-	(353)	662	-
Private Equity Funds:
Harvest Growth Capital LLC	161	-	-	170	-	-
Harvest Growth Capital II LLC	(7)	310	261	452	460	-
Harvest Intrexon Enterprise Fund	(50)	532	-	(98)	527	-
JMP Realty Partners I	540	293	484	29	268	-
JMP Realty Partners II	(22)	130	-	-	-	-
Other	-	19	-	-	23	80
Funds of Funds:
JMP Masters Fund (3)	-	15	-	1	20	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	2,657	6	N/A	2,945	487
JMP Capital I	(29)	41	158	-	12	96
CLOs and Other:
CLO III (5) (6)	N/A	271	N/A	N/A	913	N/A
CLO IV (5) (6)	N/A	482	N/A	N/A	1,709	N/A
CLO V and CLO V warehouse (5) (6)	N/A	428	N/A	N/A	617	N/A
CLO VI Warehouse (5) (6)	N/A	13	N/A	N/A	-	N/A
Totals	$642	$5,750	$909	$233	$12,873	$5,981

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
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

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities ("ABS"). Gains are recorded when the proceeds exceed the carrying value of the loan.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing ABS issued, investments in CLO equity tranches, and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status.

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

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued, Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instruments. Due to deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording interest expense on asset-backed securities issued as of January 17, 2019 for CLO III and on March 19, 2019, for CLO IV, CLO V, and CLO VI warehouse.

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt primarily consists of losses incurred in the write-off of debt issuance costs related to Senior Notes or ABS issued that have been repurchased or retired sooner than the life of the instrument.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on our loan notes at JMP Investment Holdings LLC, JMP Capital LLC and JMP Group Inc., (collectively loans held for investment) and on loans collateralizing ABS in order to record the loans held for investment and ABS at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in the loans held for investment’s and the CLO's loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

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

Occupancy Expenses

Occupancy costs primarily include payments made under operating leases that are recognized on a straight-line basis over the period of the lease and the accretion of any lease incentives.

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

Non-controlling Interest

 Non-controlling interest for the three months ended September 30, 2019 includes the interest of third parties in HCS Strategic Investments LLC ("HCS SI") and HCAP Advisors. Non-controlling interest for the three months ended September 30, 2018 includes the interest of third parties in CLO III, HCS SI, and HCAP Advisors. Non-controlling interest for both the nine months ended September 30, 2019 and 2018 includes the interest of third parties in CLO III (through January 17, 2019), HCS SI, and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

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

       The Company had determined CLO III to be a variable interest entity and identified itself as the primary beneficiary, based on its ability to direct activities of CLO III through its subsidiary manager, JMPCA, and its equity ownership. As of December 31, 2018 the Company’s ownership of unsecured subordinated notes was 46.7%. On January 17, 2019, the non-call period for CLO III expired and the Company lost the ability to direct the most significant activities of CLO III. As a result, the Company deconsolidated CLO III as of January 17, 2019 and ceased recognizing any non-controlling interest.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change From 2018 to 2019		Nine Month Change From 2018 to 2019
	2019	2018	2019	2018	$	%	$	%
Revenues
Investment banking	$15,228	$21,095	$44,843	$70,319	$(5,867)	-27.8%	$(25,476)	-36.2%
Brokerage	3,968	4,676	13,160	14,787	(708)	-15.1%	(1,627)	-11.0%
Asset management fees	1,628	3,702	5,685	15,505	(2,074)	-56.0%	(9,820)	-63.3%
Principal transactions	(340)	469	6,371	(1,467)	(809)	-172.5%	7,838	-534.3%
Loss on sale, payoff and mark-to-market of loans	-	(556)	(38)	(888)	556	-100.0%	850	-95.7%
Net dividend income	279	320	868	935	(41)	-12.8%	(67)	-7.2%
Other income	759	306	1,517	666	453	148.0%	851	127.8%
Non-interest revenues	21,522	30,012	72,406	99,857	(8,490)	-28.3%	(27,451)	-27.5%

Interest income	2,328	18,652	19,391	47,031	(16,324)	-87.5%	(27,640)	-58.8%
Interest expense	(1,930)	(13,789)	(14,642)	(35,125)	11,859	-86.0%	20,483	-58.3%
Net interest income	398	4,863	4,749	11,906	(4,465)	-91.8%	(7,157)	-60.1%

Loss on repurchase, reissuance, or early retirement of debt	(458)	(170)	(458)	(2,838)	(288)	169.4%	2,380	-83.9%
Provision for loan losses	(438)	(1,454)	(438)	(4,199)	1,016	-69.9%	3,761	-89.6%

Total net revenues after provision for loan losses	21,024	33,251	76,259	104,726	(12,227)	-36.8%	(28,467)	-27.2%

Non-interest expenses
Compensation and benefits	17,506	22,671	54,673	76,070	(5,165)	-22.8%	(21,397)	-28.1%
Administration	2,301	2,302	6,978	7,246	(1)	0.0%	(268)	-3.7%
Brokerage, clearing and exchange fees	617	808	2,051	2,373	(191)	-23.6%	(322)	-13.6%
Travel and business development	1,263	1,080	3,631	3,236	183	16.9%	395	12.2%
Managed deal expenses	685	614	2,552	4,528	71	11.6%	(1,976)	-43.6%
Communication and technology	1,061	1,040	3,241	3,149	21	2.0%	92	2.9%
Occupancy	1,196	1,172	4,028	3,432	24	2.0%	596	17.4%
Professional fees	1,236	1,272	3,513	4,315	(36)	-2.8%	(802)	-18.6%
Depreciation	307	285	915	836	22	7.7%	79	9.4%
Other	200	369	700	1,532	(169)	-45.8%	(832)	-54.3%
Total non-interest expenses	26,372	31,613	82,282	106,717	(5,241)	-16.6%	(24,435)	-22.9%
Income (loss) before income tax expense	(5,348)	1,638	(6,023)	(1,991)	(6,986)	-426.5%	(4,032)	202.5%
Income tax expense (benefit)	(1,220)	527	(5,839)	(146)	(1,747)	-331.5%	(5,693)	3899.3%
Net income (loss)	(4,128)	1,111	(184)	(1,845)	(5,239)	-471.6%	1,661	-90.0%
Less: Net income (loss) attributable to non-controlling interest	(67)	823	(80)	138	(890)	-108.1%	(218)	-158.0%
Net income (loss) attributable to JMP Group LLC	$(4,061)	$288	$(104)	$(1,983)	$(4,349)	-1510.1%	$1,879	-94.8%

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

(ix)	as of the quarter and year ended September 30, 2019, a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC, while, prior to the quarter and year ended September 30, 2019, a combined federal, state and local income tax rate of 26% at the taxable direct subsidiary of the Company and a tax rate of 0% at the company’s other direct subsidiary, which was a “pass-through entity” for tax purposes.

(x)	presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$15,228	$-	$-	$-	$-	$-	$15,228
Brokerage	3,968	-	-	-	-	-	3,968
Asset management related fees	6	1,795	234	2,029	76	(47)	2,064
Principal transactions	-	-	883	883	-	-	883
Net dividend income	-	-	317	317	-	-	317
Net interest income	-	-	563	563	-	-	563
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	19,202	1,795	1,559	3,354	76	(47)	22,585

Non-interest expenses
Non-interest expenses	20,677	2,101	334	2,435	2,172	(47)	25,237

Operating pre-tax net income (loss)	(1,475)	(306)	1,225	919	(2,096)	-	(2,652)

Income tax expense (benefit)	(383)	(79)	318	239	(545)	-	(689)

Operating net income (loss)	$(1,092)	$(227)	$907	$680	$(1,551)	$-	$(1,963)

	Three Months Ended September 30, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$21,095	$-	$-	$-	$-	$-	$21,095
Brokerage	4,676	-	-	-	-	-	4,676
Asset management related fees	6	4,878	16	4,894	-	(1,205)	3,695
Principal transactions	-	-	377	377	-	-	377
Loss on sale, payoff, and mark-to-market of loans	-	-	(495)	(495)	-	-	(495)
Net dividend income	-	-	339	339	-	-	339
Net interest income	-	-	3,715	3,715	-	-	3,715
Provision for loan losses	-	-	(470)	(470)	-	-	(470)
Adjusted net revenues	25,777	4,878	3,482	8,360	-	(1,205)	32,932

Non-interest expenses
Non-interest expenses	23,202	4,794	1,535	6,329	2,688	(1,205)	31,014

Operating pre-tax net income (loss)	2,575	84	1,947	2,031	(2,688)	-	1,918

Income tax expense (benefit)	670	23	(153)	(130)	(363)	-	177

Operating net income (loss)	$1,905	$61	$2,100	$2,161	$(2,325)	$-	$1,741

	Nine Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$44,843	$-	$-	$-	$-	$-	$44,843
Brokerage	13,160	-	-	-	-	-	13,160
Asset management related fees	18	6,692	603	7,295	76	(1,095)	6,294
Principal transactions	-	-	7,762	7,762	-	-	7,762
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	983	983	-	-	983
Net interest income	-	-	4,702	4,702	-	-	4,702
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	58,021	6,692	13,573	20,265	76	(1,095)	77,267

Non-interest expenses
Non-interest expenses	62,035	8,074	3,378	11,452	6,214	(1,095)	78,606

Operating pre-tax net income (loss)	(4,014)	(1,382)	10,195	8,813	(6,138)	-	(1,339)

Income tax expense (benefit)	(1,043)	(360)	2,650	2,290	(1,595)	-	(348)

Operating net income (loss)	$(2,971)	$(1,022)	$7,545	$6,523	$(4,543)	$-	$(991)

	Nine Months Ended September 30, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$70,319	$-	$-	$-	$-	$1	$70,320
Brokerage	14,787	-	-	-	-	-	14,787
Asset management related fees	16	13,439	5,318	18,757	-	(3,354)	15,419
Principal transactions	-	-	498	498	-	-	498
Loss on sale, payoff, and mark-to-market of loans	-	-	(859)	(859)	-	-	(859)
Net dividend income	-	-	1,004	1,004	-	-	1,004
Net interest income	-	-	8,769	8,769	-	-	8,769
Loss on repurchase, reissuance, or early retirement of debt	-	-	(42)	(42)	-	-	(42)
Provision for loan losses	-	-	(1,400)	(1,400)	-	-	(1,400)
Adjusted net revenues	85,122	13,439	13,288	26,727	-	(3,353)	108,496

Non-interest expenses
Non-interest expenses	76,528	14,570	9,096	23,666	7,519	(3,354)	104,359

Operating pre-tax net income (loss)	8,594	(1,131)	4,192	3,061	(7,519)	1	4,137

Income tax expense (benefit)	2,234	(293)	(289)	(582)	(1,009)	-	643

Operating net income (loss)	$6,360	$(838)	$4,481	$3,643	$(6,510)	$1	$3,494

The following table reconciles operating net income (loss) to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months and nine months ended September 30, 2019 and 2018.

(In thousands)	Three Months Ended September 30,
	2019	2018
Consolidated net income (loss) attributable to JMP Group LLC	$(4,061)	$288
Income tax expense (benefit)	(1,220)	527
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(5,281)	$815
Addback (subtract):
Share-based awards and deferred compensation	(753)	(76)
General loan loss provision – CLOs, CLO warehouse	-	(855)
Early retirement/reissuance	(625)	(170)
Amortization of intangible asset – CLO III	-	(69)
Unrealized loss in real estate fund investment – depreciation and amortization	(647)	(260)
Unrealized mark-to-market gain (loss) on strategic equity investments	(604)	327
Total consolidation adjustments and reconciling items	(2,629)	(1,103)
Total segments adjusted operating pre-tax net income (loss)	$(2,652)	$1,918

Subtract (addback) of segment income tax expense (benefit)	(689)	177
Operating net income (loss)	$(1,963)	$1,741

(In thousands)	Nine Months Ended September 30,
	2019	2018
Consolidated net income (loss) attributable to JMP Group LLC	$(104)	$(1,983)
Income tax benefit	(5,839)	(146)
Consolidated pre-tax net loss attributable to JMP Group LLC	$(5,943)	$(2,129)
Subtract:
Share-based awards and deferred compensation	(2,184)	(289)
General loan loss provision – CLOs, CLO warehouse	-	(2,348)
Early retirement/reissuance	(625)	(1,488)
CLO refinancing costs	-	(54)
Amortization of intangible asset – CLO III	(277)	(207)
Unrealized loss in real estate fund investment – depreciation and amortization	(1,425)	(1,864)
Unrealized mark-to-market loss on strategic equity investments	(93)	(16)
Total consolidation adjustments and reconciling items	(4,604)	(6,266)
Total segments adjusted operating pre-tax net income (loss)	$(1,339)	$4,137

Subtract (addback) of segment income tax expense (benefit)	(348)	643
Operating net income (loss)	$(991)	$3,494

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Overview

Total net revenues after provision for loan losses was $33.3 million for the quarter ended September 30, 2018 and $21.0 million for the same period in 2019.

Non-interest revenues decreased $8.5 million, or 28.3%, from $30.0 million for the quarter ended September 30, 2018 to $21.5 million in the same period in 2019. This decrease was driven by a $5.9 million decrease in investment banking revenues and a $2.1 million decrease in asset management revenues.

Net interest income decreased $4.5 million, or 91.8%, from $4.9 million for the quarter ended September 30, 2018 to $0.4 million for the quarter ended September 30, 2019. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019.

Provision for loan losses decreased $1.1 million from a provision of $1.5 million for the quarter ended September 30, 2018 to $0.4 for the quarter ended September 30, 2019. The decrease in provision of loan losses was due to the deconsolidation of the CLOs during the three months ended March 31, 2019.

Total non-interest expenses decreased $5.2 million, or 16.6%, from $31.6 million for the quarter ended September 30, 2018 to $26.4 million for the quarter ended September 30, 2019, primarily due to a $5.2 million decrease in compensation and benefits.

Net income attributable to non-controlling interest decreased $0.9 million, or 108.1%, from net income of $0.8 million for the quarter ended September 30, 2018 to a net loss of $0.1 million for the quarter ended September 30, 2019. The decrease in net income attribute to non-controlling interest holders is due to the deconsolidation of CLO III during the three months ended March 31, 2019.

Net income attributable to JMP Group LLC decreased $4.4 million from a net income of $0.3 million for the quarter ended September 30, 2018 to a net loss of $4.1 million for the quarter ended September 30, 2019. The decrease in net income attributable to JMP Group LLC was primarily due to the decreased non-interest revenues earned in the quarter ended September 30, 2019 compared to the same period in 2018..

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $5.9 million, or 27.8%, from $21.1 million for the quarter ended September 30, 2018 to $15.2 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 63.4% for the quarter ended September 30, 2018 to 72.4% for the quarter ended September 30, 2019. On an operating basis, investment banking revenues were 67.5% and 64.1% for the quarters ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2019 to 2018
	2019		2018
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	17	$8,561	21	$11,366	(4)	$(2,805)	-24.7%
Strategic advisory and private placements	6	6,667	4	9,729	2	$(3,062)	-31.5%
Total	23	$15,228	25	$21,095	(2)	$(5,867)	-27.8%

The decrease in revenues was driven by an 8.0% decrease in the number of transactions executed and a 21.5% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was six and one for the quarters ended September 30, 2019 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $4.7 million for the quarter ended September 30, 2018 to $4.0 million for the quarter ended September 30, 2019. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 14.1% for the quarter ended September 30, 2018 to 18.9% for the quarter ended September 30, 2019. On an operating basis, brokerage revenues were 17.6% and 14.2% for the quarters ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2019	2018
Base management fees:
Fees reported as asset management fees	$1,572	$3,199
Less: Non-controlling interest in HCAP Advisors	(282)	(123)
Total base management fees	1,290	3,076

Incentive fees:
Fees reported as asset management fees	$56	$503
Less: Non-controlling interest in HCAP Advisors	-	(149)
Total incentive fees	56	354

Other fee income:
Fundraising fees and other	$759	$306
Less: Non-controlling interest in HCAP Advisors	(41)	(41)
Total other fee income	718	265

Asset management related fees:
Fees reported as asset management fees	$1,628	$3,702
Fees reported as other income	759	306
Less: Non-controlling interest in HCAP Advisors	(323)	(313)
Total segment asset management related fee revenues	$2,064	$3,695

Fees reported as asset management fees were $1.6 million and $3.7 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 11.1% for the quarter ended September 30, 2018 to 7.7% for the quarter ended September 30, 2019. Asset management fees decreased from the quarter ended September 30, 2018 due to the sale of the HSCP entities on December 31, 2018, which resulted in a decrease of approximately $360.0 million in assets under management.

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

Total segment asset management related fee revenue decreased $1.6 million from $3.7 million for the quarter ended September 30, 2018 to $2.1 million for the quarter ended September 30, 2019. Total base management fees were $1.3 million and $3.1 million for the quarters ended September 30, 2019 and 2018, respectively. Total base management fees decreased from the quarter ended September 30, 2018 due to the sale of the HSCP entities on December 31, 2018, which resulted in a decrease of approximately $360.0 million in assets under management. Total incentive fees decreased from $0.4 million for the quarter ended September 30, 2018 to $0.1 million for the same period in 2019. On an operating basis, asset management related fee revenues were 9.1% and 11.2% for the quarters ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues decreased $0.8 million from a gain of $0.5 million for the quarter ended September 30, 2018 to a loss of $0.3 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 1.4% for the quarter ended September 30, 2018 and 1.6% for the quarter ended September 30, 2019.

Total segment principal transaction revenues increased from a gain of $0.4 million for the quarter ended September 30, 2018 to a gain of $0.9 million for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended September 30,
	2019	2018

Equity and other securities	$(15)	$199
Warrants and other investments	894	83
Investment partnerships	4	95
Total segment principal transaction revenues	883	377
Operating adjustment addbacks	(1,223)	92
Total principal transaction revenues	$(340)	$469

The decrease in principal transaction revenue in the quarter ended September 30, 2019 compared to the same period in 2018 is primarily attributed to a $0.9 million decrease in revenues related to the change in the fair value of the Company's investment in Harvest Capital Credit Corporation, a $0.2 million decrease in revenues related to the Company's principal trading activity, which was partially offset by $0.5 million increase in revenues from the Company's investment in a venture capital fund. On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 1.1% for the quarter ended September 30, 2018 to 3.9% for the quarter ended September 30, 2019.

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans decreased from a loss of $0.6 million for the quarter ended September 30, 2018 to zero for the quarter ended September 30, 2019. Gain (loss) on sale, payoff, and mark-to-market of loans was earned in our Investment Income segment. On a segment basis, gain (loss) on sale, payoff, and mark-to-market of loans decreased from a loss of $0.5 million for the quarter ended September 30, 2018 to zero for the quarter ended September 30, 2019.

Net Dividend Income

Net dividend income was $0.3 million for both of the quarters ended September 30, 2019 and 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Three Months Ended September 30,
	2019	2018
CLO III loan contractual interest income	$-	$5,553
CLO III ABS issued contractual interest expense	-	(3,343)
Net CLO III contractual interest	-	2,210

CLO IV loan contractual interest income	$-	$6,939
CLO IV ABS issued contractual interest expense	-	(4,943)
Net CLO IV contractual interest	-	1,996

CLO V loan contractual interest income	$-	$5,780
CLO V warehouse/ABS issued contractual interest expense	-	(3,816)
Net CLO V contractual interest	-	1,964

CLO VI loan contractual interest income	$-	$-
CLO VI warehouse credit facility contractual interest expense	-	-
Net CLO VI contractual interest	-	-

Bond payable interest expense	(1,647)	(1,792)

CLO subordinated notes interest income	1,929	-

Less: Non-controlling interest and other adjustments	165	(1,148)

Other interest income	116	485

Total segment net interest income	$563	$3,715

Non-controlling interest and other adjustments	(165)	1,148

Total net interest income	$398	$4,863

Net interest income decreased $4.5 million from $4.9 million for the quarter ended September 30, 2018 to $0.4 million for the quarter ended September 30, 2019. The decrease in interest income was driven primarily by a $6.2 million decrease in interest earned on the CLOs as they were deconsolidated during the three months ended March 31, 2019, partially offset by a $1.9 million increase in interest income earned on the retained interest in CLO subordinated notes. As a percentage of total net revenues after provision for loan losses, net interest income was 1.9% for the quarter ended September 30, 2018 and 14.6% for the quarter ended September 30, 2019.

Total segment net interest income decreased from $3.7 million for the quarter ended September 30, 2018 to $0.5 million for the quarter ended September 30, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income was 11.3% for the quarter ended September 30, 2018 and 2.4% for the quarter ended September 30, 2019.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Three Months Ended September 30, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$5,553	$352,740	5.87%	2.34%	3.53%
CLO III ABS contractual interest expense	(3,343)	(332,100)	3.74%	2.39%	1.35%
CLO IV loan contractual interest income	6,939	443,247	5.88%	2.34%	3.54%
CLO IV ABS contractual interest expense	(4,943)	(422,017)	4.45%	2.39%	2.06%
CLO V loan contractual interest income	5,780	368,143	5.81%	2.33%	3.48%
CLO V warehouse contractual interest expense	(3,816)	(378,000)	4.23%	2.33%	1.90%
Net CLO contractual interest	$6,170	N/A	N/A	N/A	N/A

Provision for Loan Losses

(in thousands)	Three Months Ended September 30,
	2019	2018
CLO related provision	$-	$(1,305)
Non-CLO related provision	(438)	(149)
Provision for loan losses	(438)	(1,454)

Less: General reserves related to CLOs and CLO warehouse	-	(984)
Segment provision for loan losses	$(438)	$(470)

Provision for loan losses decreased $1.1 million, from a provision of $1.5 million for the quarter ended September 30, 2018 to a provision of $0.4 million for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019. As a percent of net revenues after provision for loan losses, the provision for loan losses was 4.4% of the quarter ended September 30, 2018 and 2.1% for the quarter ended September 30, 2019.

Total segment provision for loan losses decreased from a provision of $0.5 million for the quarter ended September 30, 2018 to a provision of $0.4 million for the quarter ended September 30, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely earned in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses increased from 1.4% for the quarter ended September 30, 2018 and 1.9% for the quarter ended September 30, 2019.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $5.2 million, or 22.8%, from $22.7 million for the quarter ended September 30, 2018 to $17.5 million for the quarter ended September 30, 2019.

Employee payroll, taxes and benefits, and consultant fees increased from $10.4 million for the quarter ended September 30, 2018 to $10.5 million for the quarter ended September 30, 2019. Performance-based bonus and commission decreased $5.4 million from $11.9 million for the quarter ended September 30, 2018 to $6.5 million for the quarter ended September 30, 2019.

Equity-based compensation was $0.5 million for both of the quarters ended September 30, 2019 and 2018.

Compensation and benefits as a percentage of revenues increased from 68.2% of total net revenues after provision for loan losses for the quarter ended September 30, 2019 to 83.3% for the quarter ended September 30, 2019. The decrease in the compensation and benefits is primarily due to the decrease in total net revenues after provision for loan losses from the three months ended September 30, 2018 compared to the provision in the same period in 2019. As employee bonuses are performance based and make up a substantial portion of total compensation, decreased total net revenues after provisions for loan losses has decreased compensation for the period. Compensation and benefits as a percentage of revenues increased due to lower net revenues after provision for loan losses in the quarter ended September 30, 2019 compared to the same period on 2018.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $5.9 million from $22.3 million for the quarter ended September 30, 2018 to $16.4 million for the quarter ended September 30, 2019. As a percent of total segment net revenues, compensation and benefits were 67.7% for the quarter ended September 30, 2018 and 72.7% for the quarter ended September 30, 2019.

Administration

Administration expense was $2.3 million for both of the quarters ended September 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, administration expense were 10.9% and 6.9% for the quarters ended September 30, 2019 and 2018, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.6 million and $0.8 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees were 2.9% and 2.4% for the quarters ended September 30, 2019 and 2018, respectively.

Travel and Business Development

Travel and business development expenses were $1.3 million and $1.1 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 6.0% and 3.2% for the quarters ended September 30, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $0.7 million and $0.6 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses were 3.3% and 1.8% for the quarters ended September 30, 2019 and 2018, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million and $1.0 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense were 5.0% and 3.1% for the quarters ended September 30, 2019 and 2018, respectively.

Occupancy

Occupancy expenses were $1.2 million for both of the quarters ended September 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 5.7% and 3.5% for the quarters ended September 30, 2019 and 2018, respectively.

Professional Fees

Professional fees were $1.2 million and $1.3 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 5.9% and 3.8% for the quarters ended September 30, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $0.3 million for both of the quarters ended September 30, 2019 and 2018. As a percentage of total net revenues after provision for loan losses, depreciation was 1.5% and 0.9% for the quarters ended September 30, 2019 and 2018, respectively.

Other Expenses

Other expenses were $0.2 million and $0.4 million for the quarters ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 1.0% and 1.1% for the quarters ended September 30, 2019 and 2018, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.8 million for the quarter ended September 30, 2018 to net loss of $0.1 million for the quarter ended September 30, 2019. The decrease in the income attributable to non-controlling interest holders is a result of the deconsolidation of CLO III during the three months ended March 31, 2019. Non-controlling interest for the quarter ended September 30, 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI. Non-controlling interest for the quarter ended September 30, 2019 includes the interest of third parties in HCAP Advisors and HCS SI.

Provision for Income Taxes

The income tax recorded was a benefit of $1.2 million and an expense of $0.5 million for the quarters ended September 30, 2019 and 2018, respectively. The Company's tax expense decreased for the quarter ended September 30, 2019 from September 30, 2018 due to decreased net income from period to period. For the quarter ended September 30, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the quarter ended September 30, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes. Segment income tax was a $0.7 million benefit and $0.2 million expense for the quarters ended September 30, 2019 and 2018, respectively.

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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Overview

Total net revenues after provision for loan losses was $104.7 million for the nine months ended September 30, 2018 and $76.3 million for the same period in 2019.

Non-interest revenues decreased $27.5 million, or 27.5%, from $99.9 million for the nine months ended September 30, 2018 to $72.4 million in the same period in 2019. This decrease was driven by a $25.5 million decrease in investment banking revenues, $9.8 million decrease in asset management revenues, and a $1.6 million decrease in brokerage revenues, partially offset by a $7.8 million increase in principal transaction revenue.

Net interest income decreased $7.2 million, or 60.1%, from $11.9 million for the nine months ended September 30, 2018 to $4.7 million for the nine months ended September 30, 2019. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019.

Loss on repurchase, reissuance, or early retirement of debt decreased $2.3 million from $2.8 million for the nine months ended September 30, 2018 to $0.5 million for the nine months ended September 30, 2019.

Provision for loan losses decreased $3.8 million from a provision of $4.2 million for the nine months ended September 30, 2018 to a provision of $0.4 million for the nine months ended September 30, 2019. The decrease in provision of loan losses was due to the deconsolidation of the CLOs during the three months ended March 31, 2019.

Total non-interest expenses decreased $24.4 million, or 22.9%, from $106.7 million for the nine months ended September 30, 2018 to $82.3 million for the nine months ended September 30, 2019, primarily due to a $21.4 million decrease in compensation and benefits, a $2.0 million decrease in managed deal expenses, a $0.8 million decrease in professional fees, and a $0.8 million decrease in other fees.

Net income attributable to non-controlling interest decreased $0.2 million, or 158.0%, from net income of $0.1 million for the nine months ended September 30, 2018 to a net loss of $0.1 million for the nine months ended September 30, 2019.

Net income attributable to JMP Group LLC increased $1.9 million from a net loss of $2.0 million for the nine months ended September 30, 2018 to net loss of $0.1 million for the nine months ended September 30, 2019. The increase in net income attributable to JMP Group LLC was due to the Company's election to be treated as a C-corporation for tax purposes which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held by pass through entities.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $25.5 million, or 36.2%, from $70.3 million for the nine months ended September 30, 2018 to $44.8 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 67.1% for the nine months ended September 30, 2018 to 58.8% for the nine months ended September 30, 2019. On an operating basis, investment banking revenues were 58.0% and 64.8% for the nine months ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2019 to 2018
	2019		2018
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	59	$27,678	73	$47,276	(14)	$(19,598)	-41.5%
Strategic advisory and private placements	15	17,165	17	23,043	(2)	$(5,878)	-25.5%
Total	74	$44,843	90	$70,319	(16)	$(25,476)	-36.2%

The decrease in revenues was driven by a 17.8% decrease in the number of transactions executed and a 22.4% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was sixteen and nine for the nine months ended September 30, 2019 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $14.8 million for the nine months ended September 30, 2018 to $13.2 million for the nine months ended September 30, 2019. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 14.1% for the nine months ended September 30, 2018 to 17.3% for the nine months ended September 30, 2019. On an operating basis, brokerage revenues were 17.0% and 13.6% for the nine months ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2019	2018
Base management fees:
Fees reported as asset management fees	$4,777	$9,524
Less: Non-controlling interest in HCAP Advisors	(782)	(483)
Total base management fees	3,995	9,041

Incentive fees:
Fees reported as asset management fees	$908	$5,981
Less: Non-controlling interest in HCAP Advisors	(2)	(149)
Total incentive fees	906	5,832

Other fee income:
Fundraising fees and other	$1,517	$666
Less: Non-controlling interest in HCAP Advisors	(124)	(120)
Total other fee income (loss)	1,393	546

Asset management related fees:
Fees reported as asset management fees	$5,685	$15,505
Fees reported as other income	1,517	666
Less: Non-controlling interest in HCAP Advisors	(908)	(752)
Total segment asset management related fee revenues	$6,294	$15,419

Fees reported as asset management fees were $5.7 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 14.8% for the nine months ended September 30, 2018 to 7.5% for the nine months ended September 30, 2019. Asset management fees decreased from the nine months ended September 30, 2018 due to (i) the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management and (ii) due to decreased incentive fees recorded in the nine months ended September 30, 2019 compared to the same period in 2018. In the nine months ended September 30, 2018, the Company recognized $5.3 million in incentive fees related to a hedge fund managed by the Company that liquidated during the period. As a result, the Company recognized incentive fees that were previously deferred due to the presence of claw backs.

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

Total segment asset management related fee revenue decreased $9.1 million, from $15.4 million for the nine months ended September 30, 2018 to $6.3 million for the nine months ended September 30, 2019. Total base management fees were $4.0 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively. Total incentive fees decreased from $5.8 million for the nine months ended September 30, 2018 to $0.9 million for the same period in 2019. Asset management fees decreased from the nine months ended September 30, 2018 due to (i) the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management and decreased base management fees and (ii) due to decreased incentive fees recorded in the nine months ended September 30, 2019 compared to the same period in 2018. In the nine months ended September 30, 2018, the Company recognized $5.3 million in incentive fees related to a hedge fund managed by the Company that liquidated during the period. As a result, the Company recognized incentive fees that were previously deferred due to the presence of claw backs. On an operating basis, asset management related fee revenues were 8.1% and 14.2% for the nine months ended September 30, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $7.8 million from a loss of $1.5 million for the nine months ended September 30, 2018 to a gain of $6.4 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were 1.4% for the nine months ended September 30, 2018 and  8.4% for the nine months ended September 30, 2019.

Total segment principal transaction revenues increased $7.3 million from $0.5 million in revenues for the nine months ended September 30, 2018 to $7.8 million in revenues for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were earned in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Nine Months Ended September 30,
	2019	2018

Equity and other securities excluding non-controlling interest	$1,354	$(630)
Warrants and other investments	6,253	812
Investment partnerships	155	316
Total segment principal transaction revenues	7,762	498
Operating adjustment addbacks	(1,391)	(1,965)
Total principal transaction revenues	$6,371	$(1,467)

The increase in principal transaction revenue is primarily attributed to a $3.4 million gain on deconsolidation of JMPCA, an increase of $2.3 million in gains on investments in real estate, a $1.4 million increase in gains on principal investments, and a $0.5 million increase in gains from investments in private capital, partially offset by a $1.2 million decrease in principal investments. On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 0.5% for the nine months ended September 30, 2018 to 10.0% for the nine months ended September 30, 2019.

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans decreased from a loss of $0.9 million for the nine months ended September 30, 2018 to $38 thousand for the nine months ended September 30, 2019. Gain (loss) on sale, payoff, and mark-to-market of loans was earned in our Investment Income segment. On an operating basis as a percentage of adjusted net revenues, gain (loss) on sale, payoff, and mark-to-market of loans decreased from 0.8% for the nine months ended September 30, 2018, to 0.1% for the nine months ended September 30, 2019.

Net Dividend Income

Net dividend income was $0.9 million for both of the nine months ended September 30, 2019 and 2018. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Nine Months Ended September 30,
	2019	2018
CLO III loan contractual interest income	$1,074	$15,885
CLO III ABS issued contractual interest expense	(660)	(9,680)
Net CLO III contractual interest	414	6,205

CLO IV loan contractual interest income	$6,240	$19,691
CLO IV ABS issued contractual interest expense	(4,492)	(13,879)
Net CLO IV contractual interest	1,748	5,812

CLO V loan contractual interest income	$5,400	$10,475
CLO V warehouse/ABS issued contractual interest expense	(3,836)	(6,148)
Net CLO V contractual interest	1,564	4,327

CLO VI loan contractual interest income	$551	$-
CLO VI warehouse credit facility contractual interest expense	(245)	-
Net CLO VI contractual interest	306	-

Bond payable interest expense	(5,108)	(5,630)

CLO subordinated notes interest income	5,081	-

Less: Non-controlling interest and other adjustments	(47)	(3,137)

Other interest income	744	1,192

Total segment net interest income	$4,702	$8,769

Non-controlling interest and other adjustments	47	3,137

Total net interest income	$4,749	$11,906

Net interest income decreased $7.2 million from $11.9 million for the nine months ended September 30, 2018 to $4.7 million for the nine months ended September 30, 2019. The decrease in interest income was driven primarily by a $12.3  million decrease in interest earned on the CLOs as they were deconsolidated during the three months ended March 31, 2019, partially offset by a $5.1 million increase in interest income earned on the retained interest in CLO subordinated notes. As a percentage of total net revenues after provision for loan losses, net interest income was 11.4% for the nine months ended September 30, 2018 and 6.2% for the nine months ended September 30, 2019.

Total segment net interest income decreased from $8.8 million for the nine months ended September 30, 2018 to $4.7 million for the nine months ended September 30, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation and interest earned on the Company's retained interest in the CLOs after deconsolidation, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total segment net revenues, net interest income was 8.1% for the six months ended September 30, 2018 and 6.1% for the quarter ended September 30, 2019.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Nine Months Ended September 30, 2019
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income (1)	$1,074	$351,245	6.21%	2.72%	3.49%
CLO III ABS contractual interest expense (1)	(660)	(332,100)	3.96%	2.61%	1.35%
CLO IV loan contractual interest income (2)	6,240	439,283	6.27%	2.72%	3.55%
CLO IV ABS contractual interest expense (2)	(4,492)	(421,173)	4.76%	2.72%	2.05%
CLO V loan contractual interest income (2)	5,400	394,925	6.23%	2.72%	3.52%
CLO V warehouse/ABS contractual interest expense (2)	(3,836)	(376,657)	4.59%	2.71%	1.88%
CLO VI loan contractual interest income (2)	551	38,006	6.33%	2.77%	3.56%
CLO VI warehouse contractual interest expense (2)	(245)	(28,981)	4.02%	2.77%	1.25%
Net CLO contractual interest	$4,032	N/A	N/A	N/A	N/A

(1)	Interest income and interest expense were earned and accrued through January 17, 2019.
(2)	Interest income and interest expense were earned and accrued through March 19, 2019.

(In thousands)	Nine Months Ended September 30, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	$15,885	$351,788	5.69%	2.08%	3.61%
CLO III ABS contractual interest expense	(9,680)	(332,100)	3.56%	2.11%	1.44%
CLO IV loan contractual interest income	19,691	438,583	5.69%	2.08%	3.61%
CLO IV ABS contractual interest expense	(13,879)	(422,847)	4.18%	2.12%	2.07%
CLO V loan contractual interest income	10,475	231,550	5.66%	2.33%	3.32%
CLO V warehouse contractual interest expense	(6,148)	(378,000)	4.23%	2.33%	1.90%
Net CLO contractual interest	$16,344	$ N/A	N/A	N/A	N/A

Provision for Loan Losses

(in thousands)	Nine Months Ended September 30,
	2019	2018
CLO related provision	$-	$(3,860)
Non-CLO related provision	(438)	(339)
Provision for loan losses	(438)	(4,199)

Less: General reserves related to CLOs and CLO warehouse	-	2,799
Segment provision for loan losses	$(438)	$(1,400)

Provision for loan losses decreased $3.8 million from a provision of $4.2 million for the nine months ended September 30, 2018 to a provision of $0.4 million for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019. As a percent of net revenues after provision for loan losses, the provision for loan losses was 4.0% of the nine months ended September 30, 2018 and 0.6% for the nine months ended September 30, 2019.

Total segment provision for loan losses decreased from a provision of $1.4 million for the nine months ended September 30, 2018 to a provision of $0.4 million for the nine months ended September 30, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely earned in our Investment Income segment. As a percent of total segment adjusted net revenues, segment provision for loan losses decreased from 1.3% for the nine months ended September 30, 2018 and 0.6% for the nine months ended September 30, 2019.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $21.4 million, or 28.1%, from $76.1 million for the nine months ended September 30, 2018 to $54.7 million for the nine months ended September 30, 2019.

Employee payroll, taxes and benefits, and consultant fees decreased from $33.0 million for the nine months ended September 30, 2018 to $32.0 million for the nine months ended September 30, 2019. Performance-based bonus and commission decreased $20.8 million from $41.9 million for the nine months ended September 30, 2018 to $21.1 million for the nine months ended September 30, 2019.

Equity-based compensation increased $0.3 million from $1.3 million for the nine months ended September 30, 2018 to $1.6 million for the nine months ended September 30, 2019.

Compensation and benefits as a percentage of revenues decreased from 72.6% of total net revenues after provision for loan losses for the nine months ended September 30, 2019 to 71.7% for the nine months ended September 30, 2019. The decrease in compensation and benefits during the nine months ended September 30, 2019 compared to the same period in 2018 is due to lower net revenues after the provision for loan losses. The Company's compensation structure includes a large performance-based bonus expense and due to lower net revenues after provision for loan losses in the nine months ended September 30, 2019 compared to the same period in 2018, this expense has been greatly reduced.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $23.4 million from $74.8 million for the nine months ended September 30, 2018 to $51.4 million for the nine months ended September 30, 2019. As a percent of total segment net revenues, compensation and benefits were 69.0% for the nine months ended September 30, 2018 and 66.6% for the nine months ended September 30, 2019. The decrease in the compensation and benefits as a percentage of revenues is primarily due to a change in the composition of revenues and the overall decrease in total net revenues after provision for loan losses between periods. In the nine months ended September 30, 2019, revenues were heavily comprised of items for which the employee compensation ratio is lower compared to the nine months ended September 30, 2018.

Administration

Administration expense was $7.2 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, administration expense was 9.2% and 6.9% for the nine months ended September 30, 2019 and 2018, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $2.1 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees were 2.7% and 2.3% for the nine months ended September 30, 2019 and 2018, respectively.

Travel and Business Development

Travel and business development expenses were $3.6 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 4.8% and 3.1% and for the nine months ended September 30, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $2.6 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses were 3.3% and 4.3% for the nine months ended September 30, 2019 and 2018, respectively.

Communications and Technology

Communications and technology expenses were $3.2 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense were 4.2% and 3.0% for the nine months ended September 30, 2019 and 2018, respectively.

Occupancy

Occupancy expenses were $4.0 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 5.3% and 3.3% for the nine months ended September 30, 2019 and 2018, respectively.

Professional Fees

Professional fees were $3.5 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 4.6% and 4.1% for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $0.9 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, depreciation expenses were 1.2% and 0.8% for the nine months ended September 30, 2019 and 2018, respectively.

Other Expenses

Other expenses were $0.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses were 0.9% and 1.5% for the nine months ended September 30, 2019 and 2018, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.1 million for the nine months ended September 30, 2018 to net loss of $0.1 million for the nine months ended September 30, 2019. The decrease in the net loss attributable to non-controlling interest holders is a result of the deconsolidation of CLO III during the three month ended March 31, 2019. Non-controlling interest for both of the nine months ended September 30, 2019 and 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI.

Provision for Income Taxes

The income tax benefit recorded was $5.8 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the  nine months ended September 30, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes. Segment income tax expense was $0.3 million and income tax benefit of $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company recorded a tax benefit for the period ended September 30, 2019 larger than the Company's net loss before income tax expense due to a change in tax status effective January 1, 2019. During the nine months ended September 30, 2019, the Company filed an election to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2019 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of September 30, 2019, we had net liquid assets of $113.4 million primarily consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of September 30, 2019, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

Senior Notes

In January 2013, JMP Group Inc. raised $46.0 million from the issuance of 8.00% Senior Notes (“2013 Senior Notes”). JMP Group Inc. redeemed $10.0 million of the issued and outstanding 2013 Senior Notes on July 31, 2018 and recorded a loss of $0.2 million related to this partial retirement of the 2013 Senior Notes.  On July 18, 2019, JMP Group Inc. redeemed $11.0 million of the issued and outstanding 2013 Senior Notes and recorded a loss of $0.2 million related to this partial retirement of the 2013 Senior Notes. On September 27, 2019, the Company announced JMP Group Inc.’s intention to redeem all of the remaining issued and outstanding 2013 Senior Notes on October 28, 2019.  The Company opted to satisfy and discharge its obligations under the 2013 Senior Notes as of September 27, 2019 by paying the principal and owed interest through the redemption date to the trustee, U.S. Bank National Association. On September 27, 2019 the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.3 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during the quarter ended September 30, 2019.

In November 2017, JMP Group Inc. raised $50.0 million from the issuance of 7.25% Senior Notes (“2017 Senior Notes”).  The 2017 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after November 28, 2020 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2017 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year.  Pursuant to the indenture of the 2017 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2017 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2017 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2017 Senior Notes.

In September 2019, JMP Group LLC raised $36.0 million from the issuance of 6.875% Senior Notes (“2019 Senior Notes”).  The 2019 Senior Notes will mature on September 30, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 30, 2021 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2019 Senior Notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year.

JMP Holding LLC Credit Agreement with CNB

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital.

As of September 30, 2019, the Borrower had drawn $15 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate. On October 23, 2019, the Company repaid $9.0 million of the outstanding balance on the Revolver.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if three or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of the Company or any of its subsidiaries.  A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our Revolver or Converted Term Loan and require the immediate repayment of any outstanding principal and interest. In addition, our subsidiaries are restricted under the Credit Agreement under certain circumstances from making distributions to us if an event of default has occurred under the Credit Agreement.

As of September 30, 2019 and December 30, 2018, we were in compliance with the loan covenants under the Credit Agreement.

The Borrowers’s obligations under the Credit Agreement are guaranteed by all of the Company’s other wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all of its and the guarantors’ assets. In addition, we have entered into a limited recourse pledge agreement with CNB whereby JMP Group LLC granted a lien on the equity interests in JMP Investment Holdings LLC and JMPAM to secure the Borrower’s obligations under the Credit Agreement.

JMP Securities LLC Revolving Note Agreement with CNB

Under a Revolving Note and Cash Subordination Agreement (as amended, the “Revolving Note Agreement”) and related Revolving Note (as amended, the “Revolving Note”), each dated April 8, 2011, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes in connection with its securities underwriting activities. Advances under the Revolving Note Agreement bear interest at CNB’s announced prime interest rate.  The unused portion of the line bears interest at the rate of 0.25% per annum, paid monthly.

On June 6, 2019, JMP Securities entered Amendment Number Ten to the Revolving Note Agreement. Pursuant to this amendment, the $20.0 million Revolving Note Agreement was extended for one year until June 8, 2020. On June 8, 2020, any existing outstanding amount under the Revolving Note will convert to a term loan maturing the following year.

There was no borrowing on the Revolving Note as of September 30, 2019 and December 31, 2018.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both September 30, 2019 and December 31, 2018, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all the guarantors’ assets.

On May 13, 2019, the Company launched a self-tender offer (the “Tender Offer”) to repurchase for cash up to 3,000,000 of shares representing limited liability company interests of the Company. On June 13, 2019, the Company repurchased 1,816,732 shares under the Tender Offer at a price $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the Tender Offer.

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

The Company currently intends to continue to declare quarterly cash distributions on all outstanding shares. For the three months ended September 30, 2019, the Company declared cash distributions on all outstanding shares on August 1, 2019. The distribution of $0.04 per share for the second quarter of 2019 was paid on August 30, 2019, to shareholders of record as of August 16, 2019.

During the three months ended September 30, 2019, the Company did not repurchase any of the Company's shares.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $15.8 million and $29.8 million, which were $14.7 million and $28.7 million in excess of the required net capital of $1.1 million and $1.1 million, at September 30, 2019 and December 31, 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.04 to 1 and 0.57 to 1 at September 30, 2019 and December 31, 2018, respectively.

A condensed table of cash flows for the nine months ended September 30, 2019 and 2018 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2018 to 2019
	2019	2018	$	%
Cash flows provided by (used in) operating activities	$(30,428)	$7,955	(38,383)	-482.5%
Cash flows used in investing activities	(60,810)	(313,385)	252,575	-80.6%
Cash flows provided by financing activities	7,671	289,838	(282,167)	-97.4%
Total cash flows	$(83,567)	$(15,592)	$(67,975)	436.0%

Cash Flows for the nine months ended September 30, 2019

Cash decreased by $83.6 million during the nine months ended September 30, 2019 as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $30.4 million of cash from a net loss of $0.2 million, adjusted for the cash used by operating assets and liabilities of $28.8 million, the cash used by non-cash revenue and expense items of $1.9 million and the cash received as investment income from equity method investments of $0.5 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $23.5 million, increases in other assets of $10.2 million, increases in interest receivable of $4.9 million, and decreases in interest payable of $4.0 million, partially offset by a $9.6 million decrease in marketable securities, and a $6.9 million increase in other liabilities.

Our investing activities used $60.8 million of cash primarily due to a $35.2 million funding of loans collateralizing ABS issued, a $27.8 million decrease in cash and restricted cash due to deconsolidation of subsidiaries, $25.7 million of funding of loans held for investment, and $12.5 million of purchases of other investments, partially offset by $23.8 million of receipts from loans collateralizing ABS issued, $10.7 million of receipts from sales and distributions from other investments, and $7.2 million of receipts from loans held for investment.

Our financing activities provided $7.7 million of cash primarily due to $36.0 million of proceeds from a bond issuance, $16.6 million of proceeds from draw downs on the line of credit, $7.8 million of proceeds from the drawdowns on  the CLO warehouse facility, partially offset by $36.0 million repayments on bonds payable, $8.6 million in purchases of common shares from treasury, $2.7 million in distributions and distribution equivalents on common shares and RSUs, $1.9 million of payments on bond issuance costs, $1.6 million in repayments on the line of credit, and $0.9 million of distributions to non-controlling interest shareholders.

Cash Flows for the nine months ended September 30, 2018

Cash decreased by $15.6 million during the nine months ended September 30, 2018, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $8.0 million of cash from a net loss of $1.8 million, adjusted for the cash used by operating assets and liabilities of $0.9 million and the cash provided by provided by non-cash revenue and expense items of $10.7 million. The cash used by the change in operating assets and liabilities was primarily due to a $9.8 million decrease in accrued compensation, a $2.3 million decrease in marketable securities sold, but not yet purchased, and a $1.5 million decrease in receivables,  partially offset by a $6.9 million decrease in deposits and other assets, a $3.9 million increase in interest payable, and a $2.0 million increase in other liabilities.

Our investing activities used $313.4 million of cash primarily due to a $307.8 million funding of loans collateralizing ABS issued and $312.0 million of funding for loans held for investment, partially offset by $268.2 million of receipts from loans collateralizing ABS issued, $26.7 million of receipts from loans held for investment, and $13.9 million in sales or distributions from other investments.

Our financing activities provided $289.8 million of cash primarily due to $699.1 million of proceeds from the issuance of ABS issued, $263.8 million of proceeds from draw downs on CLO warehouse facilities, $4.5 million on proceeds from reissuance of ABS issued, and $3.9 million of proceeds from the Repurchase Agreement, partially offset by the repurchase of $332.1 million of ABS issued, $10.0 million of repayments on bonds payable, $5.9 million of distributions and distributions equivalents paid on common shares and RSUs, $3.9 million of payments on the Repurchase Agreement, and $1.9 million in payments on debt issuance costs.

Contractual Obligations

As of September 30, 2019, our aggregate minimum future commitment on our leases was $30.6 million. See Note 9 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to lend of $0.8 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively. Had the borrower drawn on these, the Company would have been obligated to fund them. The funds for the unfunded commitments to lend and the cash collateral supporting these standby letters of credit are included in restricted cash on the Consolidated Statements of Financial Position as of December 31, 2018. The CLO-related commitments do not extend to JMP Group LLC. See Note 22 of the notes to the consolidated financial statements for more information on the financial instruments with off-balance sheet risk in connection with the CLOs.

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

We had no other material off-balance sheet arrangements as of September 30, 2019. However, as described below under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

During the quarter ended September 30, 2019, no purchases of the Company's shares was made by or on behalf of JMP Group LLC. As of September 30, 2019, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

4.13	Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 26, 2019).

4.14	First Supplemental Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on September 26, 2019).

4.15	Form of 6.875% Senior Note due 2029 (included as Exhibit A to Exhibit 4.14 above).

10.30	Amendment Number Six to Second Amended and Restated Credit Agreement dated September 5, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K filed on September 6, 2019).

10.31*	Amendment Number Ten to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 6, 2019, by and between JMP Securities LLC and City National Bank, a national banking association.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer