Form 10-K
period 2019-12-31
JMP GROUP LLC
filed 2020-03-30
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC JMP Group Inc. 6.875% Senior Notes due 2029 JMP Group Inc. 7.25% Senior Notes due 2027	JMP JMPNZ JMPNL	New York Stock Exchange The Nasdaq Global Market The Nasdaq Global Market

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

Large Accelerated Filer   ☐    Accelerated Filer   ☐    Non-Accelerated Filer   ☒     Smaller Reporting Company   ☒    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2019 as reported on The New York Stock Exchange was $31,265,358.

JMP Group LLC shares representing limited liability company interests outstanding as of March 25, 2020: 19,531,306

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2019 annual meeting of shareholders to be held in June 2020 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, in this Form 10-K that are subject to risks and uncertainties. When we use the words “could,” “will likely result,” “if,” “in the event,” “may,” “might,” “should,” “shall,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “potential,” “project,” “intend,” “estimate,” “goal,” “objective,” “continue,” or the negatives of these terms and other similar expressions, we intend to identify forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. They also include statements concerning anticipated revenues, income or loss, capital expenditures, distributions, capital structure or other financial terms. The statements we make regarding the following subject matters are forward-looking by their nature:

•	the opportunity to grow our investment banking and sales and trading businesses because of the prevalent demand for our services in our three target industries;

•

the potential for impaired performance of our investment banking and sales and trading businesses due to a declining demand for our services or a declining market for securities of companies in our three target industries;

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

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the impact of recent pronouncements by the Financial Accounting Standards Board (the “FASB”) on our financial position or operations;

•	the fact that we do not anticipate that any tax adjustments will result in a material adverse effect on our financial condition;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	our beliefs regarding the impact of interest rate, credit and inflation risks;

•	the fact that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months; and

•	our intention to declare distributions on our shares, our ability to do so without borrowing funds, and our expected distribution rate.

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

•

the impact of our increased leverage as a result of our September 2019 offering of 6.875% Senior Notes due 2029 (the “2019 Senior Notes”) and the November 2017 offering of 7.25% Senior Notes due 2027 (the “2017 Senior Notes,” together with the 2019 Senior Notes, the “Senior Notes”);

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

Corporate Information

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

JMP Group Inc. was incorporated in Delaware in January 2000, and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111, and our telephone number is (415) 835-8900 and our website is http://www.jmpg.com. We completed an initial public offering in May 2007 and a reorganization transaction (the "Reorganization Transaction") in January 2015. The Reorganization Transaction was previously announced by JMP Group Inc. in a current report on Form 8-K filed with the SEC on August 20, 2014. References to JMP group LLC in this Annual Report on Form 10-K that includes any period before the effectiveness of the Reorganization Transaction shall be deemed to refer to JMP Group Inc.

In January 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as C corporation for tax purposes, rather than a partnership. The IRS subsequently approved the election, with an effective date of January 1, 2019. Irrespective of the change in tax treatment, the Company remains a limited liability company.

Our common shares representing limited liability company interests are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “JMP”. Our 7.25% Senior Notes due 2027 and 6.875% Senior Notes due 2029 are each listed on the Nasdaq Global Market under the symbols “JMPNL” and “JMPNZ”, respectively.

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

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS, including hedge and private equity funds. JMPAM is the investment manager of private equity funds that invest in real estate and real estate related enterprises and provides credit to small and midsize private companies. HCAP Advisors is a majority-owned subsidiary and manages the investment activities of Harvest Capital Credit Corporation ("HCC"), a publicly-traded business development company ("BDC") offering customized financing solutions to small and midsized companies.

We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, Palm Beach, and the Minneapolis areas. Our focus on three target industries—technology, healthcare and financial services and real estate—and on four revenue-producing business lines—investment banking, sales and trading, equity research and asset management—has created a diversified business model, especially when compared to that of our more specialized competitors.

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

Our investment banking professionals provide capital raising services, mergers and acquisitions transaction services, and other strategic advisory services to corporate clients. We focus our efforts on small and middle-market companies in three broad industries: technology, healthcare and financial services and real estate. Our specialization in these areas has enabled us to develop well recognized expertise and to cultivate extensive industry relationships. As a result, we have established our firm as a key advisor for our corporate clients and as a trusted resource for institutional investors.

Dedicated industry coverage groups enable our investment bankers to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing transaction execution services to those clients.

By focusing consistently on our three target industries, we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenues is earned from small- and mid-capitalization public companies, and the balance is earned from private companies. Some of our clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or sale of the company. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting and private placement of a wide range of equity and debt securities, including common, preferred and convertible securities. Our public equity underwriting capabilities include initial public offerings, follow-on offerings, and at-the-market offerings. We also arrange private investments in public equity (“PIPE”) transactions and privately negotiated, registered direct stock offerings on behalf of our publicly traded clients. For our privately held clients, we act as an agent in private placements of equity and debt securities. We typically place securities with our client base of institutional investors, private equity and venture capital funds, and high net-worth individuals

Because our corporate clients are generally high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still privately held, in which case we may facilitate private placements of the company's securities. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. Thereafter, if our client prepares for an initial public offering, we may be selected to serve as an underwriter of that offering and of any subsequent follow-on offerings. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, at-the-market offerings, PIPEs, registered direct offerings and private placements to continue to generate corporate finance revenues.

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

Sales and Trading

Our sales and trading division distributes our equity research product and communicates our investment recommendations to our institutional brokerage clients. In addition, our sales and trading staff executes securities trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our customers. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to brokerage clients nationwide.

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

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating secular and cyclical changes, and producing action-oriented reports that will assist our clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide institutional investors with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research focuses on our three industries—technology, healthcare and financial services and real estate—and on the following sectors underlying each industry:

Technology • Cybersecurity • Digital Media • Energy Technology • Industrial Technology • Internet • IT Infrastructure • Software	Healthcare • Biopharmaceuticals • Biotechnology • Healthcare Facilities • Healthcare Services • Medical Devices & Supplies

Financial Services and Real Estate

•   Alternative Asset Managers

•   Commercial Finance

•   Consumer Finance

•   Financial Processing & Outsourcing

•   Financial Technology

•   Insurance

•   Investment Banks & Brokers

•   Mortgage Finance

•   Specialty Finance

•   Consumer-Focused Properties

•   Housing

•   Land Development

•   Property Services

•   Real Estate Investment Trusts (REITs)

•   Residential Services

As of December 31, 2019, our research department included 20 publishing research analysts providing investment recommendations on 395 public companies divided among our three target sectors. Approximately 34% of the stocks under coverage had market capitalizations of less than $1.0 billion.

Equity Research Coverage by Industry

Financial Services & Real Estate
49%
Healthcare
25%
Technology
26%

Equity Research Coverage by Market Capitalization

< $250 Million
16%
> $5 Billion
29%
$250 Million -
$500 Million
11%
$500 Million -
$1 Billion
10%
$1 Billion -
$2 Billion
14%
$2 Billion -
$5 Billion
20%

Asset Management

Through HCS, JMPAM and HCAP Advisors, we actively manage hedge funds, private equity funds, a private debt fund, a real estate fund, and a publicly-traded BDC that provides customized financing solutions to small and midsized companies.

As of December 31, 2019, we had a total of $5,988.8 million in assets under management (including assets of employees and portfolio managers) and including $8.6 million of our own capital invested in these vehicles. In addition, as of December 31, 2019, we had invested $26.7 million in entities managed by certain third parties and sponsored funds.

On March 20, 2019, we announced the sale of a majority interest in our corporate credit business, JMP Credit Advisors LLC (“JMPCA”), a platform established to underwrite and manage investments in senior secured debt, to Medalist Partners LP and to certain employees of JMPCA, leaving us with a minority interest of 45.0% in the since renamed Medalist Partners Corporate Finance LLC. As of December 31, 2019, Medalist Partners Corporate Finance managed three CLOs—JMP Credit Advisors CLO III(R) Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”)—in which we retained an aggregate equity interest of $57.9 million as of December 31, 2019.

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

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial services industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, securities brokerage firms, merchant banks and financial advisory firms. In addition, our focus on three target industries subjects us to direct competition from a number of institutional brokerage firms and investment banking boutiques that also specialize in providing services to these industries and their investors.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including lending, deposit-taking and insurance in addition to investment banking, brokerage and asset management services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and capital markets products with commercial banking, insurance and other financial products in an effort to gain market share. This approach could result in downward pricing pressure across some or all of our businesses, as our competitors may be able to withstand losses in the areas in which we compete due to offsetting revenues and profits derived from other, complementary services that we do not offer. In particular, the trend in the equity underwriting business toward multiple bookrunners and co-managers, with bookrunners earning a disproportionately large portion of underwriting fees, has increased competition in the investment banking industry, while placing downward pressure on average transaction fees.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies, securities or real estate assets, and in the recruitment and retention of skilled asset management professionals.

Employees

As of December 31, 2019, we had 209 full time employees, including 76 managing directors. We believe that our managing directors and other professionals are attracted to our firm because of our reputation, our entrepreneurial culture, and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

Risk Management and Compliance

Because we operate an investment bank and several different asset management platforms, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are market, liquidity, credit, operational, legal and reputational risks. We believe that we exercise sound practical judgment and undertake rigorous quantitative analysis before engaging in transactions to ensure that appropriate risk mitigators are in place. We mitigate risk by carefully considering the amount of capital allocated to each of our businesses, establishing trading limits, setting credit limits for individual counterparties and, to the extent that we make principal investments, committing capital to transactions in instances when we believe we have the advantage of industry- or company-specific expertise. Our focus is always on balancing risk and return, in that we attempt to achieve returns from each of our businesses that are commensurate with the risks we assume. Our participation in any underwritten securities offering is submitted for approval to a committee consisting of capital markets, investment banking, compliance and legal professionals. As part of our corporate credit and principal investment activities, we conduct due diligence before making any significant capital commitment, and all significant investments must be approved by our executive committee and/or board of directors. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in our principal investments and marketable security values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties, and increases in general systemic risk.

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

Our asset management subsidiaries, HCS, JMPAM, and HCAP Advisors, are SEC-registered investment advisers, or in the case of JMPAM, a relying advisor, and are accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, as well as prohibitions on fraudulent activities.

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

Accounting, Administration and Operations

Our accounting, administrative and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems, and the processing of our securities transactions. We use a third-party service provider for payroll processing and our clearing operations are currently performed by National Financial Services LLC. All of our data processing functions are performed by our management information systems personnel.

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

We focus our business activities principally in three target industries: technology, healthcare, financial services and real estate. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year.  The mix of our investment banking revenues has shifted over time. In 2007, the year of our initial public offering, the financial services and real estate sectors, together, represented 48% of our total investment banking revenues; in 2019, these two sectors represented 33% of such revenues. While the healthcare sector constituted 23% of our total investment banking revenues in 2007, the sector constituted 33% of such revenues in 2019.

The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services and real estate. These industries have been negatively impacted at times by disruption in the financial markets and the broader economy, leading to severe downturns in real estate values, upheaval in the mortgage, credit and equity markets, and the distress or failure of both major and minor financial institutions. Volatility or prolonged dislocation in one or more of the industries on which we focus our efforts could impair our ability to conduct business and generate revenues in those sectors. Underwriting and other corporate finance activities, strategic advisory engagements, and sales and trading activities in our target industries represent a significant portion of our business. This concentration exposes us to the risk of a decline in revenue in the event of a downturn in any one of our three target industries, should our corporate clients in these industries or our institutional clients focused on these industries become unable or unwilling to continue to engage us for our services.

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

Our investment bank subsidiary had 187 employees as of December 31, 2019. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be more able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors; and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions were to decline, larger investment banking firms could seek to enter into engagements with smaller companies and to execute transactions that traditionally would have been considered too small for these firms.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are planning to rely on an exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. Accordingly, we cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for 17% and 15% of our net revenues for the years ended December 31, 2019 and 2018, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. Since we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

Our asset management clients may redeem their investments, which could reduce our asset management fee revenues.

Certain asset management fund agreements permit investors to redeem their investments with us after an initial “lockup” period, during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at quarterly or annual intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly with the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates that make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

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

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial markets and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment and geopolitical issues. While financial markets have become more stable and have generally improved since the extreme disruption from 2007 to 2009, there remains a certain degree of uncertainty about a sustained global economic recovery. U.S. markets may be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Britain’s decision to exit the EU (“Brexit”) and the stability of the EU’s sovereign debt, may cause further uncertainty and disruption for financial markets globally. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our results of operations in future periods.

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

We are exposed to interest rate risk which may harm our business

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

We are exposed to credit risk which may harm our business

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

Credit risk also includes the risk that we will not fully collect the principal we have invested in loans held for investment and loans collateralizing asset-backed securities issued due to borrower defaults which would diminish the return on equity of our CLO equity investments. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

We are exposed to inflation risk which may harm our business

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

Generally we satisfy our need for funding from funds generated from operations, our revolving credit facility with City National Bank, and proceeds from issuance of Senior Notes. In the event that existing internal and external financial resources were not to satisfy our needs, we would have to seek additional outside financing. The availability of outside financing would depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

Increased leverage may harm our financial condition and results of operations

As of December 31, 2019, our total indebtedness was approximately $92.8 million, consisting of $50.0 million principal amount of 7.25% Senior Notes due 2027, $36.0 million in principal amount of 6.875% Senior Notes due 2029, $6.0 million under a credit agreement with City National Bank, and $0.8 million principal amount of a note payable due 2022 to an affiliate. Our level of indebtedness could have important consequences to you, because:

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

We may not receive any return on our investment in the CLOs or CLO warehouse in which we have invested.

As of December 31, 2019, we had $80.0 million par value invested in the subordinated securities issued by CLOs managed by MPCF. Subject to market conditions, we may continue to acquire subordinated securities of CLOs managed by MPCF (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and over-collateralization coverage tests. Consequently, to the extent that the value of a CLO’s loan portfolio has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C-rated loans, the value of the subordinated securities could be reduced.

In addition, as of December 31, 2019, we had $15.1 million invested in a CLO warehouse managed by MPCF.  The CLO warehouse enters into warehouse agreements with banks or other financial institutions to finance the purchase of investments that will be ultimately included in a CLO or other investment product.  Such investments are primarily comprised of senior secured corporate loans rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. If the relevant CLO transaction or other investment product is not consummated or issued, the investments may be liquidated, and we may lose some or all of our equity investment in the warehouse if the value of the loans held decreases. In addition, regardless of whether the CLO or other investment product is consummated or issued, if any of the warehoused investments are sold before such consummation or issuance, we would have to bear any resulting loss on the sale.

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

We cannot assure holders of our common shares that distributions will be paid in the future.

In February 2020, the Company suspended its quarterly dividend program. There can be no assurance that the dividend program will resume and that distributions will be paid in the future. In the past and in conjunction with our election to be treated as a C-corporation for tax purposes, rather than a partnership, effective January 1, 2019, we have adopted a distribution policy to provide a steady quarterly distribution for each calendar year that will be based on our after-tax fee related earnings. Starting in the second quarter of 2019, we paid a common share distribution to reflect an annual payout ratio of approximately 50% of operating net income. Our distribution will be reassessed each year based upon the level and growth of our after-tax fee related earnings. The declaration, payment and determination of the amount of quarterly distributions, if any, will be at the sole discretion of our board of directors, which may change our distribution policy at any time. We cannot assure our common shareholders that any distributions, whether quarterly or otherwise, can or will be paid. In making decisions regarding our quarterly distribution, our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

There are contractual, legal and other restrictions that may prevent us from paying cash distributions on our shares, if our dividend program resumes, and, as a result, you may not receive any return on investment unless you sell your shares for a price greater than the price for which you paid.

There can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders. Our board of directors may at any time modify or revoke our current distribution policy. In February 2020, the Company suspended its quarterly dividend program. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and, therefore, it is dependent upon cash distributions and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The indenture pursuant to which the 7.25% Senior Notes were issued and the indenture pursuant to which the 6.875% Senior Notes were issued also contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the applicable Senior Notes may declare such Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash distributions to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value, minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event that we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you purchased them.

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

 We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, the illness caused by the novel coronavirus which was identified at the end of 2019, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, or natural disasters, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, could lead to operational difficulties (including travel limitations) and could lead to operational difficulties that could impair our ability to manage our businesses. For example, our investments are, and will continue to be, susceptible to economic slowdowns, recessions and rising interest rates, each of which may result from the occurrence of such unforeseen events, which may lead to financial losses in our investments and a decrease in revenues, net income and asset values. These events may reduce the value of our investments, reduce the number of attractive investment opportunities available to us and harm our operating results, which, in turn, may adversely affect our cash flow from operations.

In addition, if we were to experience a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, software, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. In particular, we depend on our headquarters in San Francisco and New York, where a large number of our personnel are located, for the continued operation of our business. Although we have developed business continuity plans, a disaster or a disruption in the infrastructure that supports our businesses, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or a disruption that directly affects our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of disasters or other business continuity problems are unpredictable, and our inability to timely and successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

Risks Related to Our Industry

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment, which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulatory authorities, including the SEC, the NYSE, NASDAQ, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of types of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities, or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

We are not an investment company under the Investment Company Act. However, if we were to cease operating and controlling the business and affairs of JMP Securities, JMPAM and HCS, or if these subsidiaries were deemed to be an investment company, our interest in those entities could be deemed an investment security for purposes of the Investment Company Act. We intend to conduct our operations so that we will not be deemed an investment company. However, we do commit some of our capital to principal investments. If we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our shares.

Tax Risks to Holders of our Shares

We are treated as a corporation for U.S. federal income tax purposes, which will reduce the amount available for distributions to holders of our common shares and could adversely affect the value of our common shareholders’ investment.

We elected to be taxed as a corporation for U.S. federal income tax purposes effective January 1, 2019. Consequently, we could be liable for significant U.S. federal income taxes and applicable state and local taxes that would not otherwise be incurred if we were treated as a partnership for U.S. federal income tax purposes, which could reduce the amount of cash available for distributions to holders of our common shares and adversely affect the value of their investment.

We could incur a significant tax liability if the IRS successfully asserts that the “anti-stapling” rules apply to JMP Group LLC’s investments in JMP Group Inc. and certain non-U.S. CLO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and, thus, could result in a reduction of the value of those shares.

In 2019, JMP Group LLC’s ownership in all non-U.S. corporate entities is less than 50% of the total value. However, if JMP Group LLC were subject to the “anti-stapling” rules of Section 269B of the Code, the Company could incur a significant tax liability as a result of owning more than 50% of the value of both a domestic corporation and a non-U.S. CLO issuer. The Reorganization Transaction is considered in determining the impact to the consolidated group as the non-U.S. CLO issuers would be treated as a corporation under the consolidated group, which would include JMP Group, Inc. JMP Group LLC and the non-U.S. CLO issuers would be treated as a single entity for purposes of U.S. federal corporate income taxation. Since the Company is treated as a consolidated corporation after the Reorganization Transaction and the ownership in the non-U.S corporate entities is less than 50% of the total value, the Company believes that the “anti-stapling” rules will not apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and a reduction in the value of those shares.

Changes to and replacement of the London Interbank Offered Rate ("LIBOR") benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee ("ARRC"), have evaluated and are continuing to evaluate the phase-out of LIBOR. The ARRC has settled on the establishment of the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018 and since then a number of market participants have utilized SOFR through the issuance of variable rate debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR linked consolidated obligation and began offering SOFR linked advances. Given the large volume of LIBOR-based financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. The infrastructure changes necessary to manage hedging in the alternative reference rate still need to be completed, and the transition in the markets, and adjustments in systems, could be disruptive. Many assets and liabilities are indexed to LIBOR including certain CLO portfolios that had a LIBOR floor. We are planning for the eventual replacement of its LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. We are not currently able to predict whether LIBOR will remain as an available rate index, whether and when an alternative rate such as SOFR will become a robust market benchmark rate in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

Although we anticipate that foreign CLO issuers will not be subject to U.S. federal income tax on a net income basis, no assurance can be given that such CLO issuers will not be subject to U.S. federal income tax on a net income basis in any given taxable year.

We anticipate that foreign CLO issuers that are taxed as corporations for U.S. federal income tax purposes generally will continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that foreign CLO issuers will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that, as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of foreign CLO issuers will not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of foreign CLO issuers will not cause such entities to become subject to U.S. federal income tax. If any foreign CLO issuers became subject to U.S. federal income tax (including the U.S. federal branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares. Although foreign CLO issuers generally are not expected to be subject to U.S. federal income tax on a net income basis, such entities may receive income that is subject to withholding taxes imposed by the U.S. or other countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy four principal offices, with our headquarters in San Francisco and other offices in New York, Boston and Chicago. We occupy additional space in a few other cities in the U.S. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,808 square feet of leased space pursuant to lease agreements expiring in 2024. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025 and approximately 4,293 square feet at 767 Third Avenue pursuant to a lease agreement expiring in 2023. In Boston, we lease approximately 2,490 square feet at 265 Franklin Street pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,500 square feet at 190 South LaSalle Street pursuant to a lease agreement expiring in 2020.  Additionally we lease approximately 600 square feet in other cities in the U.S. which the Company is committed to until 2020.

Item 3.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with the ordinary course of our business. The outcome of matters we have been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty, except for the matter described below. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Our management, after consultation with legal counsel, believes that the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

In December 2019, plaintiffs in a class action lawsuit and the Company, as defendant, entered into an agreement to settle such lawsuit by paying $3.0 million (the “Settlement Amount”) into a settlement fund escrow account following the preliminary approval of such settlement by the court, which approval was granted on March 9, 2020.  Concurrently with entering into the settlement agreement, the Company entered into an agreement with a third party indemnifying the Company with respect to such lawsuit whereby such indemnifying party would pay the Settlement Amount into the settlement fund escrow account on behalf of the Company at the time such payment comes due on March 30, 2020.  The timely performance of these two agreements is expected to result in no impact on the results of operations or cash flows of the Company. The indemnification payment receivable and settlement liability have been separately recorded and included in the Consolidated Statements of Financial Condition within other assets and other liabilities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE under the symbol “JMP.” As of December 31, 2019, there were 35 holders of record of our shares.

Our 7.25% Senior Notes due 2027 and 6.875% Senior Notes due 2029 are each listed on the Nasdaq Global Market under the symbols “JMPNL” and “JMPNZ”, respectively.

Dividend and Distribution Policy

 Since the Reorganization Transaction through the end of 2018, we have declared and paid monthly cash distributions on all of our outstanding common shares. The Company elected to be treated as a C corporation for tax purposes, rather than a partnership, going forward, effective as of January 1, 2019.

Our ability to pay cash distributions in the future will be subject to, among other things, general business conditions within our industry, our financial condition, our operating results, and legal and contractual restrictions on the payment of distributions by our subsidiaries to us or by us to our shareholders, including restrictions imposed by covenants governing our debt instruments and corporate credit facility. On February 19, 2020 the Company suspended its quarterly dividend program.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2019, no purchases of the Company's shares was made by or on behalf of JMP Group LLC. As of December 31, 2019, there were no shares available to be repurchased as part of publicly announced programs or plans.

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

Overview

The Company, is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of three target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

Deconsolidation of the CLOs and JMPCA

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III(R) Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). The expiration of the non-call period resulted in the Company losing control over the most significant activities of CLO III. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding junior subordinated notes of CLO III and the Company accounts for its ownership of the CLO III subordinated notes as an investment in a CLO debt security.  The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III for the year ended December 31, 2019.

On March 19, 2019, the Company sold a 50.1% equity interest in JMP Credit Advisors LLC ("JMPCA") to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. JMP Holding LLC, a wholly-owned subsidiary of the Company, retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that we are not the primary beneficiary of JMPCA as we are not the party with the power to direct the most significant activities of JMPCA. As the Company was determined to not be the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company still retains 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it will account for its retained interest as an equity method investment after the date of deconsolidation, however; the Company has made the election to use the fair value option to account for the investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The transaction agreement also required Medalist to provide additional capital to purchase an equity interest in JMP Credit Advisors CLO VI Long-Term Warehouse Ltd (the "CLO VI warehouse") to finance the acquisition of broadly syndicated corporate loans, which resulted in Medalist related entities purchasing approximately 66% of the outstanding equity of the CLO VI warehouse. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA managed as of the date of the sale. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC (“MPCF”).

.

After the sale of JMPCA, the Company concluded that it has lost the ability to direct the most significant activities of the VIEs: JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”), and the CLO VI warehouse (collectively with CLO III the “CLOs”) and also deconsolidated those CLOs as of March 19, 2019. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of the CLO VI warehouse. The Company owned 100% and 25% of the senior subordinated notes in CLO IV and CLO V, respectively, at the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as a beneficial interest in a debt security and accounts for its equity interests of the CLO VI warehouse as an equity investment. The Company classifies the junior subordinated notes as available-for-sale securities and classified the senior subordinated notes as trading securities up until their sale. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI warehouse of $1.8 million and a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V for the year ended December 31, 2019 in revenues from principal transactions. On August 8, 2019, Medalist closed a refinancing of the asset-backed securities issued by CLO IV, which lowered the weighted average cost of funds. The refinancing of CLO IV had no impact on the Company's accounting for the investment in the CLO IV debt securities including the decision to deconsolidate CLO IV.

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

As of December 31, 2019 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”) and Harvest Growth Capital III LLC (“HGC III”); and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

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

Prior to the sale of the majority equity interest in JMPCA, the asset management fees for the CLOs under management during the period consisted only of senior and subordinated base management fees. We recognized base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs were calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidated the CLOs, the management fees earned at JMPCA from the CLOs were eliminated on consolidation in accordance with GAAP. For the period from January 1, 2019 through January 17, 2019 (deconsolidation date) the contractual senior and subordinated base management fees earned from CLO III were 0.35% of the average aggregate collateral balance. The contractual senior and subordinated base management fees earned from CLO III were 0.33% for the period from January 1, 2018 to February 20, 2018, and 0.35% for the period from February 21, 2018 to September 30, 2018 of the average aggregate collateral balance. For both the period from January 1, 2019 through March 19, 2019 (deconsolidation date) and for the year ended December 31, 2018, the contractual base and subordinated fees earned from CLO IV were 0.50% of the average aggregate collateral balance. For the year ended December 31, 2018, the contractual base and subordinated fees earned from CLO V warehouse portfolio was 1.0% of the average equity contributions. For the period from January 1, 2019 through March 19, 2019 (deconsolidation date) and for the year ended December 31, 2018 (from July 26, 2018) the contractual base and subordinated fees earned from CLO V were 0.50% of the average aggregate collateral balance. For the year ended December 31, 2019, the contractual base and subordinated fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. Redemptions are not permitted in our private equity funds or our private debt capital vehicles. The redemption provisions do not apply to the CLOs.

The following tables present certain information with respect to the investment funds managed by HCS, JMP Asset Management LLC ("JMPAM"), HCAP Advisors LLC ("HCAP Advisors"), CLOs managed by JMPCA (through March 19, 2019), and the Company's client assets under management:

(In thousands)	Assets Under Management (1) at		Company's Share of Assets Under Management at
	December 31,		December 31,
	2019	2018	2019	2018
Funds Managed by HCS, JMPAM, or HCAP Advisors:
Hedge Funds:
Harvest Small Cap Partners (2)	$-	$365,728	$-	$-
Harvest Agriculture Select (3)	68,428	68,591	-	490
Private Equity Funds:
Harvest Growth Capital LLC	22,510	20,189	957	876
Harvest Growth Capital II LLC	159,522	198,782	3,359	3,823
Harvest Growth Capital III LLC	68,265	-	1,000	-
Harvest Intrexon Enterprise Fund	36,295	67,729	222	415
JMP Realty Partners I	35,203	39,782	2,832	2,832
JMP Realty Partners II	29,145	0	2,000	0
Other	23,793	20,924	N/A	N/A
Funds of Funds:
JMP Masters Fund (4)	2,034	2,371	4	5
Capital or Private Debt Capital:
Harvest Capital Credit Corporation	138,657	123,689	N/A	N/A
JMP Capital I	23,529	23,529	2,329	2,329
HCS, JMPAM, and HCAP Advisors Totals	$607,381	$931,314	$12,703	$10,770

CLOs and Other Managed by JMPCA:
CLO III (5) (6)	-	360,086	N/A	N/A
CLO IV (5) (6)	-	450,594	N/A	N/A
CLO V (5) (6)	-	400,557	N/A	N/A
CLO VI warehouse (5) (6)	-	34,219	N/A	N/A
JMPCA Totals	$-	$1,245,456	N/A	N/A

Assets Under Management by Sponsored Funds: (7)
CLOs and CLO warehouse	1,439,442	0	N/A	N/A
Other asset management funds	3,941,990	3,448,725	N/A	N/A
Sponsored Funds Totals	5,381,432	3,448,725	N/A	N/A

JMP Group LLC Totals	$5,988,813	$5,625,495	$12,703	$10,770

(1)

For hedge funds, funds of funds, HGC, HGC II, Harvest Intrexon Enterprise Fund, and Other, AUM represent the net assets of such funds. For JMP Realty Partners I, JMP Realty Partners II, HGC III and JMP Capital I, assets under management represent the commitment amount. For JMP Realty Partners I, JMP Realty Partners II and HGC III the commitment amount is subject to the management fee calculation. For CLOs, AUM represent the sum of the aggregate collateral balance and restricted cash to be reinvested in collateral, upon which management fees are earned.

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

(3)	Harvest Agriculture Select (“HAS”) includes managed accounts in which the Company has neither equity investment nor control. These are included as they follow the respective funds’ strategy and earn fees.
(4)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(5)	On March 19, 2019, the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V was modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)	All of the CLOs and CLO warehouse were consolidated in the Consolidated Statements of Financial Condition as of December 31, 2018 and deconsolidated during the first quarter of 2019.
(7)	Sponsored funds are asset managers in which the Company owns an economic interest.

(In thousands)	Year Ended December 31, 2019
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$-	$-	$-
Harvest Agriculture Select (2)	46	747	-
Private Equity Funds:
Harvest Growth Capital LLC	160	-	261
Harvest Growth Capital II LLC	(9)	310	-
Harvest Growth Capital III LLC	(3)	167	-
Harvest Intrexon Enterprise Fund	(53)	710	-
JMP Realty Partners I	825	387	484
JMP Realty Partners II	(25)	216	-
Other	-	50	-
Funds of Funds:
JMP Masters Fund (3)	-	19	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	3,605	6
JMP Capital I	(33)	57	186
CLOs and Other:
CLO III (5) (6)	N/A	271	N/A
CLO IV (5) (6)	N/A	482	N/A
CLO V (5) (6)	N/A	428	N/A
CLO VI warehouse (5) (6)	N/A	13	N/A
Totals	$908	$7,462	$937

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)	On March 19, 2019 the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over JMPCA, the Company deconsolidated JMPCA as of the date of sale and will no longer recognize asset management fees related to the CLOs. As part of the sale, the subordinated management fee structure of CLOs III, IV and V were modified so that the Company will receive a portion of the subordinated management fees directly from the CLOs. Such subordinated management fees are recorded as other income.
(6)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and CLO warehouse were deconsolidated in the first quarter of 2019.

(In thousands)	Year Ended December 31, 2018
	Company's Share of Change in Fair Value	Management Fee	Incentive Fee
Hedge Funds:
Harvest Small Cap Partners (1)	$21	$6,366	$5,318
Harvest Agriculture Select (2)	(367)	846	-
Private Equity Funds:
Harvest Growth Capital LLC	169	-	-
Harvest Growth Capital II LLC	1,023	606	-
Harvest Intrexon Enterprise Fund	(36)	703	-
JMP Realty Partners I	112	357	-
Other	-	55	80
Funds of Funds:
JMP Masters Fund (3)	3	25	-
Loans:
Harvest Capital Credit Corporation (4)	N/A	3,851	905
JMP Capital I	-	21	96
CLOs and Other:
CLO III (5)	N/A	1,237	N/A
CLO IV (5)	N/A	2,284	N/A
CLO V and CLO V warehouse (5)	N/A	1,128	N/A
CLO VI warehouse (5)	N/A	18	N/A
Totals	$925	$17,497	$6,399

(1)	The Company sold the general partnership interest in the HSCP fund entities to a newly formed entity owned by the portfolio manager of the HSCP funds. The sale closed on December 31, 2018 upon which the Company's investment management contracts with the HSCP funds terminated. As part of the sale, the Company will receive contingent revenue generated by these funds over the next five years, subject to a limit on the total contingent revenue.
(2)	HAS includes managed accounts in which the Company has neither equity investment nor control. These are included with the funds, as they follow the respective strategies and earn fees.
(3)	JMP Masters Fund began the process of liquidation on December 31, 2015.
(4)	Management fees earned includes administrative services revenue.
(5)

Management and incentive fees earned from the CLOs and CLO warehouse were consolidated and then eliminated in the consolidation in the Company's Consolidated Statements of Operations. The CLOs and CLO warehouse were deconsolidated in the first quarter of 2019.

Principal Transactions

Principal transaction revenues include net realized and unrealized gains and losses, including any impairment losses, resulting from our principal investments in equity and other securities for our own account as well as equity-linked warrants received from certain investment banking clients and limited partner investments in private funds managed by third parties. Principal transaction revenues also include earnings, or losses, attributable to interests in investment partnerships managed by our asset management subsidiaries, HCS and JMPAM, which are recorded using the fair value option and the net asset value practical expedient, or are accounted for using the equity method of accounting. Revenues also included unrealized gains and losses on investments that elect the fair option and unrealized gains and losses on the deconsolidation of businesses and investments. In addition, our principal transaction revenues include unrealized gains or losses on an investment in an entity that acquires buildings and land for the purpose of holding, managing and selling the properties and also include unrealized gains or losses on the investments in other private companies.

Loss on Sale, Payoff, and Mark-to-Market of Loans

Loss on sale, payoff, and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities ("ABS"). Gains are recorded when the proceeds exceed the carrying value of the loan.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing ABS issued, investments in CLO equity tranches, and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status. Interest on CLO debt securities are recognized in interest income using the effective yield method.

On January 17, 2019, the non-call period for CLO III expired and the Company lost the ability to direct the most significant activities of CLO III. As a result, the Company deconsolidated CLO III as of January 17, 2019 and ceased recognizing interest income on loans collateralizing asset-backed securities for CLO III as of the date of sale.

On March 19, 2019, the Company sold a total of 55.0% of the equity interest in JMPCA. Due to the sale of the majority of the equity interest and the loss of control over the CLO IV, CLO V, and CLO VI warehouse, the Company deconsolidated these entities and ceased recognizing interest income on loans collateralizing asset-backed securities and loans held for investment underlying the CLO VI warehouse portfolio as of the deconsolidation date. After deconsolidation of the CLOs, the Company accounts for its ownership of the subordinated notes of the CLOs as beneficial interests in debt securities and recorded interest income on those instruments using the effective-yield method.

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued and CLO warehouse credit facilities, Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instruments. Due to deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording interest expense on asset-backed securities issued as of January 17, 2019 for CLO III and on March 19, 2019, for CLO IV, CLO V, and CLO VI warehouse.

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt primarily consists of losses incurred in the write-off of debt issuance costs related to Senior Notes or ABS issued that have been repurchased or retired sooner than the life of the instrument.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on loans held for investment and on loans collateralizing ABS in order to record those loans at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in our loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in the loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk (loan ratings, probability of default, and exposure at default).

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

Other Expenses

Other operating expenses primarily include occupancy, depreciation, and administration expense.

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

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, which are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company does not have a valuation allowance as of December 31, 2019.

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

Non-controlling Interest

Non-controlling interest for years ended December 31, 2019 and 2018 includes the interest of third parties in CLO III (through January 17, 2019), HCS Strategic Investments LLC ("HCS SI"), and HCAP Advisors, partially-owned subsidiaries consolidated in our financial statements.

The Company currently manages several investment funds, which are structured as limited partnerships or limited liability companies ("LLC"), and is the general partner or managing member of each. The Company assesses whether those investment funds meet the definition of VIEs in accordance with ASC 810-10-15-14 and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities, for which the rights of the limited partners or non-managing members are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner or managing member controls the entity may be overcome if there are substantive kick-out rights.

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

HCAP Advisors was formed on December 18, 2012. HCAP Advisors appointed JMP Holding LLC as its Manager effective May 1, 2013 and began offering investment advisory services. The Company owned a 51.0% equity interest in the entity until April 27, 2018 when the Company purchased an additional 18.4% of HCAP Advisors, equity from a non-controlling interest holder. As of December 31, 2019, the Company owns a 69.4% of equity interest in the entity and controls HCAP Advisors.

HCS SI was formed on September 27, 2017. The purpose of HCS SI is to purchase, hold, and sell portfolio securities. On November 20, 2017, HCS SI made an investment in an investment advisor and acquired approximately 25.0% of the issued and outstanding equity securities of the advisor. On January 9, 2018, an investment managed by the Company purchased 30% of the investment series in the investment advisor and the Company's ownership percentage of HCS SI was reduced to 70%.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,		Change from 2018 to 2019
	2019	2018	$	%
Revenues
Investment banking	$65,716	$88,107	$(22,391)	-25.4%
Brokerage	17,628	20,710	(3,082)	-14.9%
Asset management fees	7,427	19,148	(11,721)	-61.2%
Principal transactions	1,344	(2,287)	3,631	158.8%
Loss on sale, payoff and mark-to-market of loans	(38)	(532)	494	92.9%
Net dividend income	1,184	1,281	(97)	-7.6%
Other income	2,373	1,017	1,356	133.3%
Non-interest revenues	95,634	127,444	(31,810)	-25.0%
Interest income	21,801	66,494	(44,693)	-67.2%
Interest expense	(16,458)	(49,552)	33,094	66.8%
Net interest income	5,343	16,942	(11,599)	-68.5%
Loss on repurchase, reissuance, or early retirement of debt	(458)	(2,838)	2,380	83.9%
Provision for loan losses	(438)	(5,124)	4,686	91.5%
Total net revenues after provision for loan losses	100,081	136,424	(36,343)	-26.6%

Non-interest expenses
Compensation and benefits	77,314	97,359	(20,045)	-20.6%
Administration	9,387	8,904	483	5.4%
Brokerage, clearing and exchange fees	2,706	3,097	(391)	-12.6%
Travel and business development	5,240	4,830	410	8.5%
Managed deal expenses	3,136	4,849	(1,713)	-35.3%
Communication and technology	4,390	4,107	283	6.9%
Occupancy	5,229	4,770	459	9.6%
Professional fees	4,359	5,446	(1,087)	-20.0%
Depreciation	1,203	1,124	79	7.0%
Other	500	1,994	(1,494)	-74.9%
Total non-interest expenses	113,464	136,480	(23,016)	-16.9%
Net loss before income taxes	(13,383)	(56)	(13,327)	-23798.2%
Income tax expense (benefit)	(6,827)	1,167	(7,994)	-685.0%
Net loss	(6,556)	(1,223)	(5,333)	-436.1%
Less: Net income (loss) attributable to non-controlling interest	(7)	964	(971)	-100.7%
Net loss attributable to JMP Group LLC	$(6,549)	$(2,187)	$(4,362)	-199.5%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Overview

Total net revenues after provision for loan losses decreased $36.3 million, or 26.6% from $136.4 million for the year ended December 31, 2018 to $100.1 million for the year ended December 31, 2019, primarily resulting from a $22.4 million decrease in investment banking revenue, an $11.7 million decrease in asset management fees and an $11.6 million decrease in net interest income, partially offset by a $3.6 million increase in principal transactions and a $4.7 million decrease in provision for loan losses.

Non-interest revenues decreased $31.8 million, or 25.0%, from $127.4 million for the year ended December 31, 2018 to $95.6 million in the same period in 2019. This decrease was primarily driven by a $22.4 million decrease in investment banking revenues and an $11.7 million decrease in asset management revenues, partially offset by an increase of $3.6 million increase in revenues from principal transactions.

Net interest income decreased $11.6 million, or 68.5% from $16.9 million for the year ended December 31, 2018 to $5.3 million for the year ended December 31, 2019.

Loss on sale, payoff and mark to market of loans decreased $0.5 million, from a loss of $0.5 million for the year ended December 30, 2018 to a loss of $38 thousand for the year ended December 31, 2019.

Provision for loan losses decreased $4.7 million, or 91.5% from $5.1 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019.

Total non-interest expenses decreased $23.0 million, or 16.9% from $136.5 million for the year ended December 31, 2018 to $113.5 million for the year ended December 31, 2019, primarily due to a $20.0 million decrease in compensation and benefits, a $1.7 million decrease in managed deal expenses, and a $1.1 million decrease in professional fees.

Net income attributable to non-controlling interest decreased $1.0 million, or 100.7%, from net income of $1.0 million to no income for the years ended December 31, 2018 and 2019, respectively.

Net loss attributable to JMP Group LLC increased $4.3 million, or 199.5%, from a net loss of $2.2 million for the year ended December 31, 2018 to a net loss of $6.5 million for the year ended December 31, 2019. This was primarily attributed to a decrease in net revenue after provision for loan losses of $36.3 million partially offset by a decrease in non-interest expenses of $23.0 million and an $8.0 million increase in income tax benefit.

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to the first quarter of 2019;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and certain warrant positions;

(vi)	reverses impairment on CLO equity;

(x)	for the year ended December 31, 2019, a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC, while, prior to the year ended December 31, 2019, a combined federal, state and local income tax rate of 26% at the taxable direct subsidiary of the Company and a tax rate of 0% at the company’s other direct subsidiary, which was a “pass-through entity” for tax purposes; and

(xi)	presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income (Loss) by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Year Ended December 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	65,716	-	-	-	-	-	65,716
Brokerage	17,628	-	-	-	-	-	17,628
Asset management related fees	20	8,691	989	9,680	-	(1,140)	8,560
Principal transactions	-	-	8,465	8,465	-	-	8,465
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	1,337	1,337	-	-	1,337
Net interest income	-	-	5,317	5,317	-	-	5,317
Loss on repurchase of asset-backed securities issued			-	-	-		-
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	83,364	8,691	15,631	24,322	-	(1,140)	106,546

Non-interest expenses
Non-interest expenses	90,066	9,352	2,351	11,703	7,067	(1,140)	107,696

Operating pre-tax net income (loss)	(6,702)	(661)	13,280	12,619	(7,067)	-	(1,150)

Income tax expense (benefit)	(1,742)	(172)	3,432	3,260	(1,817)	-	(299)

Operating net income (loss)	(4,960)	(489)	9,848	9,359	(5,250)	-	(851)

	Year Ended December 31, 2018
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$88,107	$-	$-	$-	$-	$-	$88,107
Brokerage	20,710	-	-	-	-	-	20,710
Asset management related fees	25	18,471	5,318	23,789	-	(4,676)	19,138
Principal transactions	-	-	1,030	1,030	-	-	1,030
Gain on sale, payoff, and mark-to-market of loans	-	-	(656)	(656)	-	-	(656)
Net dividend income	-	-	1,329	1,329	-	-	1,329
Net interest income	-	-	12,681	12,681	-	-	12,681
Gain on repurchase of asset-backed securities issued			(42)	(42)	-		(42)
Provision for loan losses	-	-	(1,638)	(1,638)	-	-	(1,638)
Adjusted net revenues	108,842	18,471	18,022	36,493	-	(4,676)	140,659

Non-interest expenses
Non-interest expenses	97,910	19,422	11,006	30,428	10,069	(4,676)	133,731

Operating pre-tax net income (loss)	10,932	(951)	7,016	6,065	(10,069)	-	6,928

Income tax expense (benefit)	2,842	(246)	(414)	(660)	(1,271)	-	911

Operating net income (loss)	$8,090	$(705)	$7,430	$6,725	$(8,798)	$-	$6,017

The following table reconciles consolidated net loss attributable to JMP Group LLC to total Operating Net Income (Loss) for the years ended December 31, 2019 and 2018.

(In thousands)	Year Ended December 31,
	2019	2018
Consolidated Net loss attributable to JMP Group LLC	(6,549)	(2,187)
Income tax expense (benefit)	(6,827)	1,167
Consolidated pre-tax net loss attributable to JMP Group LLC	(13,376)	(1,020)
Subtract
Share-based awards and deferred compensation	(4,079)	(167)
General loan loss provision – collateralized loan obligations	-	(2,878)
Early retirement of debt	(625)	(1,488)
Restructuring costs – CLO portfolios	-	(54)
Impairment – CLO equity	(4,204)	-
Amortization of intangible asset – CLO III	(277)	(276)
Unrealized loss – real estate-related depreciation and amortization	(1,779)	(2,233)
Unrealized mark-to-market loss -strategic equity investments	(1,262)	(853)
Total Consolidation Adjustments and Reconciling Items	(12,226)	(7,949)
Total segments operating pre-tax net income (loss)	(1,150)	6,929

Subtract (addback) segment income tax expense (benefit)	(299)	911
Operating Net Income (Loss)	(851)	6,018

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, decreased $22.4 million, or 25.4%, from $88.1 million for the year ended December 31, 2018 to $65.7 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 64.6% for the year ended December 31, 2018 to 65.7% for the year ended December 31, 2019. On an operating basis, investment banking revenues were 61.7% and 62.6% for the years ended December 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Year Ended December 31,				Change from 2018 to 2019
	2019		2018
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	78	$42,236	90	$54,660	(12)	(12,424)	-22.7%
Strategic advisory and private placements	18	23,480	22	33,447	(4)	(9,967)	-29.8%
Total	96	$65,716	112	$88,107	(16)	(22,391)	-25.4%

The decrease in revenues was primarily driven by a 14.3% decrease in the number of transactions executed and a 13.0% decrease in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was nineteen and eleven for the years ended December 31, 2019 and 2018, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $17.6 million and $20.7 million for the years ended December 31, 2019 and 2018, respectively. Brokerage revenues increased as a percentage of total net revenues after provision for loan losses, from 15.2% for the year ended December 31, 2018 to 17.6% for the year ended December 31, 2019. On an operating basis, brokerage revenues were 16.5% and 14.7% for the years ended December 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Year Ended December 31,
	2019	2018
Base management fees:
Fees reported as asset management fees	$6,490	$12,749
Less: Non-controlling interest in HCAP Advisors	(1,072)	(589)
Total base management fees	5,418	12,160

Incentive fees:
Fees reported as asset management fees	$937	$6,399
Less: Non-controlling interest in HCAP Advisors	(2)	(277)
Total incentive fees	935	6,122

Other fee income:
Fundraising fees and other	$2,373	$1,017
Less: Non-controlling interest in HCAP Advisors	(166)	(161)
Total other fee income	$2,207	856

Asset management related fees:
Fees reported as asset management fees	$7,427	$19,148
Fees reported as other income	2,373	1,017
Less: Non-controlling interest in HCAP Advisors	(1,240)	(1,027)
Total segment asset management related fee revenues	$8,560	$19,138

Fees reported as asset management fees were $7.4 million and $19.1 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 14.0% for the year ended December 31, 2018 to 7.4% for the year ended December 31, 2019. Fees reported as other income were $2.4 million and $1.0 million for years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other income were 2.4% and 0.7% for both of the years ended December 31, 2019 and 2018, respectively.  Asset management fees decreased from the prior year due to (i) the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management and (ii) due to decreased incentive fees recorded in the year ended December 31, 2019 compared to the same period in 2018. In the year ended December 31, 2018, the Company recognized $5.3 million in incentive fees related to a hedge fund managed by the Company that liquidated during the period.

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

Total segment asset management related fee revenue decreased $10.5 million, from $19.1 million for the year ended December 31, 2018 to $8.6 million for the year ended December 31, 2019. Total base management fees were $5.4 million and $12.2 million for the years ended December 31, 2019 and 2018, respectively. Total incentive fees decreased $5.2 million, from $6.1 million for the year ended December 31, 2018 to $0.9 million for the same period in 2019. Asset management fees decreased from the year ended December 31, 2018 due to (i) the sale of the HSCP entities on December 31, 2018 which resulted in a decrease of approximately $360.0 million in assets under management and decreased base management fees and (ii) due to decreased incentive fees recorded in the year ended December 31, 2019 compared to the same period in 2018. In the year ended December 31, 2018, the Company recognized $5.3 million in incentive fees related to a hedge fund managed by the Company that liquidated during the period. On an operating basis, asset management related fee revenues were 8.0% and 13.6% for the years ended December 31, 2019 and 2018, respectively, as a percentage of adjusted net revenues.

Principal Transactions

Principal transaction revenues increased $3.6 million, from a loss of $2.3 million for the year ended December 31, 2018 to a gain of $1.3 million for the same period in 2019. Included in principal transaction revenues for the year ended December 31, 2019 was a $3.4 million gain on deconsolidation of JMPCA and a $4.2 impairment loss. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 1.7% for the year ended December 31, 2018 and a positive 1.3% for the year ended December 31, 2019.

Total segment principal transaction revenues increased $7.5 million, from a gain of $1.0 million for the year ended December 31, 2018 to a gain of $8.5 million for the same period in 2019. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2019 and 2018 were reported in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Year Ended December 31,
	2019	2018

Equity and other securities excluding non-controlling interest	$1,412	$(933)
Warrants and other investments	6,927	1,084
Investment partnerships	126	879
Total segment principal transaction revenues	8,465	1,030
Operating adjustment addbacks	(7,121)	(3,317)
Total principal transaction revenues	$1,344	$(2,287)

On an operating basis, as a percentage of total adjusted net revenues, principal transaction revenues increased from 0.7% for the year ended December 31, 2018 to 7.9% for the year ended December 31, 2019.

Loss on Sale, Payoff and Mark-to Market of Loans

Loss) on sale, payoff, and mark-to-market of loans decreased from a loss of $0.5 million for the year ended December 31, 2018 to a $38 thousand loss for the year ended December 31, 2019 primarily due to the deconsolidation of the CLOs in the first quarter of 2019.  Gain (loss) on sale, payoff, and mark-to-market of loans was incurred in our Investment Income segment.

Net Dividend Income

Net dividend income was $1.2 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

(In thousands)	Year Ended December 31,
	2019	2018

CLO III loan contractual interest income	$1,074	$21,472
CLO III ABS issued contractual interest expense	(660)	(13,101)
Net CLO III contractual interest	414	8,371

CLO IV loan contractual interest income	$6,240	$26,776
CLO IV ABS issued contractual interest expense	(4,492)	(19,180)
Net CLO IV contractual interest	1,748	7,596

CLO V loan contractual interest income	$5,400	$16,687
CLO V warehouse/ABS issued contractual interest expense	(3,836)	(10,479)
Net CLO V contractual interest	1,564	6208

CLO VI loan contractual interest income	$551	$193
CLO VI warehouse credit facility contractual interest expense	(245)	-73
Net CLO VI contractual interest	$306	120

Bond Payable interest expense	(6,731)	(7,358)

CLO subordinated notes interest income	7,200	-

Less: Non-controlling interest in CLOs	(27)	(4,261)

Other interest income	842	2,005

Total segment net interest income	$5,316	$12,681

Non-controlling interest in CLOs	27	4,261

Total net interest income	$5,343	$16,942

Net interest income decreased $11.6 million from $16.9 million for the year ended December 31, 2018 to $5.3 million for the year ended December 31, 2019. The decrease in interest income was driven primarily by a $18.3 million decrease in interest earned on the CLOs as they were deconsolidated during the three months ended March 31, 2019, partially offset by a $7.2 million increase in interest income earned on the retained interest in CLO subordinated notes. As a percentage of total net revenues after provision for loan losses, net interest income was 5.3% for the year ended December 31, 2019 and 12.4% for the year ended December 31, 2018.

Total segment net interest income decreased $8.4 million from $12.7 million the year ended December 31, 2018 to $5.3 million for the year ended December 31, 2019. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation and interest earned on the Company's retained interest in the CLOs after deconsolidation, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 5.0% and 9.0% for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth contractual interest income and expense related to CLO loans and ABS issued (through the respective deconsolidation date of each CLO) and their weighted average contractual interest rates:

(In thousands)	Year Ended December 31, 2019
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income (1)	1,074	351,245	6.21%	2.72%	3.49%
CLO III ABS contractual interest expense (1)	(660)	(332,100)	3.96%	2.61%	1.35%
CLO IV loan contractual interest income	6,240	439,283	6.27%	2.72%	3.55%
CLO IV ABS contractual interest expense	(4,492)	(421,173)	4.76%	2.72%	2.05%
CLO V loan contractual interest income	5,400	394,925	6.23%	2.72%	3.52%
CLO V warehouse/ABS contractual interest expense	(3,836)	(376,657)	4.59%	2.71%	1.88%
CLO VI loan contractual interest income	$551	38,006	6.33%	2.77%	3.56%
CLO VI warehouse contractual interest expense	(245)	(28,981)	4.02%	2.77%	1.25%
Net CLO contractual interest	$4,032	N/A	N/A	N/A	N/A

(1)	Interest income and interest expense were earned and accrued through January 17, 2019.
(2)	Interest income and interest expense were earned and accrued through March 19, 2019.

(In thousands)	Year Ended December 31, 2018
	Interest Income (Expense)	Average CLO loan contractual interest income (CLO ABS contractual interest expense) Balance	Weighted Average Contractual Interest Rate	Weighted Average LIBOR	Spread to Weighted Average LIBOR
CLO III loan contractual interest income	21,472	348,710	5.79%	2.17%	3.62%
CLO III ABS contractual interest expense	(13,101)	(332,100)	3.60%	2.17%	1.43%
CLO IV loan contractual interest income	26,776	438,457	5.79%	2.17%	3.62%
CLO IV ABS contractual interest expense	(19,180)	(422,656)	4.23%	2.17%	2.06%
CLO V loan contractual interest income	16,687	272,134	5.78%	2.39%	3.39%
CLO V warehouse/ABS contractual interest expense	(10,479)	(377,822)	4.28%	2.39%	1.89%
CLO VI loan contractual interest income	193	2,705	6.01%	2.38%	3.63%
CLO VI warehouse contractual interest expense	(73)	(14,764)	3.63%	2.38%	1.25%
Net CLO contractual interest	$22,295	N/A	N/A	N/A	N/A

Loss on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt decreased $2.4 million from $2.8 million for the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019.  The decrease was due to the loss on the CLO III refinancing during the year ended December 31, 2018 and the deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019.

Provision for Loan Losses

(in thousands)	Year ended December 31,
	2019	2018
CLO related provision	$-	$(4,717)
Non-CLO related provision	(438)	(407)
Provision for loan losses	(438)	(5,124)

Less: General reserves related to CLOs and CLO warehouse	-	3,486
Segment provision for loan losses	$(438)	$(1,638)

Provision for loan losses decreased $4.7 million, from a provision of $5.1 million for the year ended December 31, 2018 to a provision of $0.4 million for the same period in 2019. The decrease was due to deconsolidation of CLO III, CLO IV, CLO V, and CLO VI warehouse during the first quarter of 2019.

As a percent of net revenues after provision for loan losses, the provision for loan losses was 0.4% and 3.8% for the years ended December 31, 2019 and 2018, respectively.

Total segment provision for loan losses decreased from $1.2 million from $1.6 million the year ended December 31, 2018 to $0.4 million for the year ended December 31, 2019. Total segment provision for loan losses is a non-GAAP financial measure that aggregates our segment reported provision for loan losses across each segment. Our total segment provision for loan losses in 2019 and 2018 was solely recognized in our Investment Income segment. As a percent of total adjusted net revenues, segment provision for loan losses was 0.4% and 1.2% for the years ended December 31, 2019 and 2018, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $20.1 million, or 20.6%, from $97.4 million for the year ended December 31, 2018 to $77.3 million for the year ended December 31, 2019.

Employee payroll, taxes and benefits, and consultant fees were $42.1 million and $43.7 million for the years ended December 31, 2019 and 2018, respectively. Performance-based bonus and commission decreased $18.9 million from $52.1 million for the year ended December 31, 2018 to $33.2 million for the year ended December 31, 2019.

Equity-based compensation was $2.0 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.

Compensation and benefits as a percentage of total net revenues after provision for loan losses increased from 71.4% for the year ended December 31, 2018 to 77.3% for the year ended December 31, 2019.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $24.0 million from $96.0 million for the year ended December 31, 2018 to $72.0 million for the year ended December 31, 2019. As a percent of total adjusted net revenues, compensation and benefits were 67.6% and 68.2% for the years ended December 31, 2019 and 2018, respectively.

Administration

Administration expense was $9.4 million for the year ended December 31, 2019 and $8.9 million for the year ended December 31, 2018. As a percentage of total net revenues after provision for loan losses, administration expense increased from 6.5% for the year ended December 31, 2018 to 9.4% for the same period in 2019.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees was $3.1 million for the year ended December 31, 2018 and $2.7 million for the same period in 2019. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees increased from 2.3% for the year ended December 31, 2018 to 2.7% for the same period in 2019.

Travel and Business Development

Travel and business development expenses increased $0.4 million, from $4.8 million for the year ended December 31, 2018 to $5.2 million for the year ended December 31, 2019. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 5.2% and 3.5% and for the years ended December 31, 2019 and 2018, respectively.

Managed deal expenses

Managed deal expenses were $3.1 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, managed deal expenses decreased from 3.6% percent for the year ended December 31, 2018 to 3.1% for the same period in 2019.

Communications and Technology

Communications and technology expenses were $4.4 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased to 4.4% for the year ended December 31, 2019 from 3.0% for the year ended December 31, 2018.

Occupancy

Occupancy expenses were $5.2 and $4.8 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 5.2% for the year ended December 31, 2019 and were 3.5% for the year ended December 31, 2018.

Professional Fees

Professional fees were $4.4 million and $5.4 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 4.4% and 4.0% for the years ended December 31, 2019 and 2018, respectively.

Depreciation

Depreciation expenses were $1.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, depreciation was 0.8% for the year ended December 31, 2018 and 1.2% for the year ended December 31, 2019.

Other Expenses

Other expenses were $0.5 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. As a percentage of total net revenues after provision for loan losses, other expenses was 1.5% for the year ended December 31, 2018 and 0.5% for the year ended December 31, 2019.

Net Income (loss) Attributable to Non-controlling Interest

Net income (loss) attributable to non-controlling interest was a net loss of $7 thousand for the year ended December 31, 2019 from net income of $1.0 million for the year ended December 31, 2019 and 2018. The change is attributable to non-controlling interest related to CLO III, as a result of the deconsolidation of CLO III during the three months ended March 31, 2019. Non-controlling interest for both of years ended December 31, 2019 and 2018 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI.

Provision for Income Taxes

Income tax benefit was $6.8 million for the year ended December 31, 2019, while an income tax expense of $1.2 million for the year ended December 31, 2018.

Segment income tax was a benefit of $0.3 million and an expense of $0.9 million for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term. For the year ended December 31, 2018, an effective tax rate of 26% is assumed at the taxable direct subsidiary and a tax rate of 0% is assumed at the other direct subsidiary, which was a "a pass through entity" for tax purposes.

         During the year ended December 31, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

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

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows, and capital resources and liquidity for the year ended December 31, 2019 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As of December 31, 2019, we had net liquid assets of $101.8 million consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, investment banking fee receivable, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit and internally generated cash from operations. Most of our financial instruments, other than certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of December 31, 2019, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

As of December 31, 2019, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of December 31, 2019 and December 30, 2018, we were in compliance with the loan covenants under the Credit Agreement.

The Borrower’s obligations under the Credit Agreement are guaranteed by all of the Company’s other wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all of its and the guarantors’ assets. In addition, we have entered into a limited recourse pledge agreement with CNB whereby JMP Group LLC granted a lien on the equity interests in JMP Investment Holdings LLC and JMPAM to secure the Borrower’s obligations under the Credit Agreement.

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

There was no borrowing on the Revolving Note as of December 31, 2019 and December 31, 2018.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both December 31, 2019 and December 31, 2018, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all the guarantors’ assets.

Other JMP Group LLC considerations

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

On February 24, 2020 the Company launched a second self-tender offer (the “Second Tender Offer”) to repurchase for cash up to 3,000,000 of shares at $3.25 a share, representing limited liability company interests of the Company, which was terminated on March 19, 2020 as a result of multiple conditions to the Self Tender Offer not having been satisfied.

During the three months ended December 31, 2019, the Company did not repurchase any of the Company's shares.

On February 19, 2020, the Company suspended its quarterly cash distributions program on outstanding shares.

Upon the securitization of Medalist Partners Corporate Finance CLO VI in February 2020, the Company received $13.7 million in cash from the CLO VI warehouse and recognized a gain of $1.0 million.

We had total restricted cash of $1.2 million comprised primarily of restricted cash at JMP Group Inc. related to the Company's letters of credit on leasing arrangements.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2020, we paid out $26.9 million of cash bonuses for 2019, including employer payroll tax expense.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $16.9 million and $29.8 million, which were $15.5 million and $28.7 million in excess of the required net capital of $1.4 million and $1.1 million, at December 31, 2019 and 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.25 to 1 and 0.57 to 1 at December 31, 2019 and 2018, respectively.

A condensed table of cash flows for the years ended December 31, 2019 and 2018 is presented below.

(Dollars in thousands)	Year Ended December 31,		Change from 2018 to 2019
	2019	2018	$	%
Cash flows provided by (used in) operating activities	$(18,891)	$22,647	$(41,538)	-183.4%
Cash flows used in investing activities	(60,448)	(335,049)	274,601	82.0%
Cash flows provided by (used in) financing activities	(2,552)	307,889	(310,441)	-100.8%
Total cash flows	$(81,891)	$(4,513)	$(77,378)	-202.3%

Cash Flows for the year ended December 31, 2019

Cash decreased by $81.9 million during the year ended December 31, 2019, as a result of cash used in operating, investing and financing activities.

Our operating activities used $18.9 million of cash from the net loss of $6.6 million, adjusted for the cash used in operating assets and liabilities of $11.7 million, and used by non-cash revenue and expense items of $0.6 million. The cash used in operating assets and liabilities was primarily due to a decrease in accrued compensation of $11.1 million, an increase in other assets of $9.5 million, an increase of $4.1 million in interest payable, an increase in interest receivable of $5.0 million, partially offset by a $16.1 million decrease in marketable securities owned.

Our investing activities used $60.5 million of cash primarily due to a $35.2 million funding of loans collateralizing asset-backed securities issued, a $25.7 million of funding for loans held for investment, $12.6 million used to purchase other investments and a $27.8 million decrease in cash and restricted cash due to deconsolidation of subsidiaries, partially offset by the $23.8 million of receipts from loans collateralizing asset-backed securities issued and $10.4 million from the sale of other investments.

Our financing activities used $2.5 million of cash primarily due to $35.9 million repayment on bonds payable, $10.6 million of repayment on line of credit, and $8.6 million repurchase of common shares for treasury, partially offset by cash provided by $36.0 in proceeds from bond issuance and $16.6 million in proceeds from line of credit.

Cash Flows for the year ended December 31, 2018

Cash decreased by $4.5 million during the year ended December 31, 2019, as a result of cash used in investing activities, partially offset by cash provided by operating and financing activities.

Our operating activities provided $22.6 million of cash from the net loss of $1.2 million, adjusted for the cash provided by operating assets and liabilities of $11.4 million, and provided by non-cash revenue and expense items of $11.4 million. The cash provided by the change in operating assets and liabilities was primarily due to a decrease in other assets of $6.1 million, an increase of $4.7 million in interest payable, a $2.6 million decrease in receivables, and a $2.0 million decrease in marketable securities owned, partially offset by a $3.3 million decrease in marketable securities sold, but not yet purchased.

Our investing activities used $335.0 million of cash primarily due to a $434.8 million funding of loans collateralizing asset-backed securities issued and $339.9 million of funding for loans held for investment, partially offset by the $399.2 million of receipts from loans collateralizing asset-backed securities issued, $29.5 million of receipts from loans held for investments, and $14.0 million from the sale of other investments.

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

Contractual Obligations

As of December 31, 2019, our aggregate minimum future commitment on our leases was $28.6 million. See Note 11 to the notes to the consolidated financial statements for more information.

As of December 31, 2019, $86.0 million of bonds payable were outstanding, of which $36.0 million carries interest at a rate of 6.875% per annum and is due in 2029 and the remaining $50.00 million carries interest at a rate of 7.25% per annum and is due in 2027. The bonds require quarterly payments of interest.

Off-Balance Sheet Arrangements

The Company had unfunded commitments of $0.8 million and $1.4 million as of December 31, 2019 and 2018, respectively.

We had no other material off-balance sheet arrangements as of December 31, 2019. However, through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Most of our financial instruments are recorded at fair value or amounts that approximate fair value. Marketable securities owned, other investments, including warrant positions and investments in partnerships in which HCS is the general partner, and marketable securities sold, but not yet purchased, are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item Principal transactions in the accompanying Consolidated Statements of Operations.

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

CLO Debt Securities

Investments in CLO debt securities are accounted for according to their purpose and holding period. CLO debt security investments that are classified as trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company had zero CLO debt securities classified as trading securities as of December 31, 2019 and December 31, 2018. The Company previously classified its senior subordinated notes in CLO IV and CLO V as trading securities, but sold these notes in May 2019. The Company’s investments in CLO debt securities classified as available-for-sale are comprised of junior subordinated notes in CLO III, CLO IV and CLO V and are those that may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (“OCI”). The Company had $57.9 million and zero CLO debt securities classified as available-for-sale securities as of December 31, 2019 and December 31, 2018, respectively. The Company had no CLO debt securities classified as held-to-maturity securities as of December 31, 2019 and December 31, 2018, respectively.

Interest income on CLO debt securities is recognized in accordance with ASC 835, using the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Realized gains and losses on the sale of debt securities are determined using the specific identification method and recognized in current period earnings in revenues from principal transactions.

The Company evaluates the available-for-sale CLO debt securities for impairment quarterly. As part of the evaluation, the Company obtains the new cash flow projections for the CLO debt securities at period end and determines, based on those cash flows and other current information, if there has been a favorable or adverse change in the cash flows expected to be collected as compared to the projected cash flows from the prior period. An adverse change in cash flows is determined in the context of both the timing and the amount of the cash flows. An impairment would be recorded if the net present value of the cash flows of the investment is below the amortized cost basis of the investment and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an impairment, the amount of the impairment is recognized in revenues from principal transactions. The Company recorded $4.2 million of impairment on CLO debt securities for the year ended December 31, 2019 and zero for the year ended December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of JMP Group LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of JMP Group LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

We have served as the Company's auditor since 2001.

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2019	2018
Assets
Cash and cash equivalents	$49,630	$70,927
Restricted cash	1,287	61,881
Investment banking fees receivable	9,066	6,647
Marketable securities owned (includes $73,101 and $18,874 at fair value at December 31, 2019 and 2018, respectively)	73,101	18,874
Other investments (includes $14,206 and $9,913 measured at fair value at December 31, 2019 and 2018, respectively)	35,309	16,124
Loans held for investment, net of allowance for loan losses	1,210	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	502	3,004
Fixed assets, net	4,267	2,351
Operating lease right-of-use asset	19,632	-
Other assets	36,253	20,363
Total assets	$230,257	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$3,855	$4,626
Accrued compensation	30,253	41,609
Asset-backed securities issued (net of debt issuance costs of $8,979 at December 31, 2018)	-	1,112,342
Interest payable	520	11,210
Note payable	6,812	829
CLO warehouse credit facilities	-	22,500
Bond payable (net of debt issuance costs of $3,416 and $2,428 at December 31, 2019 and 2018, respectively)	82,584	83,497
Operating lease liability	25,394	-
Other liabilities	19,478	17,423
Total liabilities	168,896	1,294,036

Commitments and Contingencies (Footnote 19)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,797,092 and 22,780,052 shares issued at December 31, 2019 and 2018, respectively; 19,509,349 and 21,319,720 shares outstanding at December 31, 2019 and 2018, respectively	23	23
Additional paid-in capital	133,894	134,129
Treasury shares at cost, 3,287,743 and 1,460,332 shares at December 31, 2019 and 2018, respectively	(14,872)	(7,932)
Accumulated other comprehensive loss	(4,769)	-
Accumulated deficit	(52,588)	(42,513)
Total JMP Group LLC shareholders' equity	61,688	83,707
Nonredeemable Non-controlling Interest	(327)	13,499
Total equity	61,361	97,206
Total liabilities and equity	$230,257	$1,391,242

See accompanying notes to consolidated financial statements.

JMP Group LLC

 Consolidated Statements of Financial Condition - (Continued)

(Dollars in thousands, except per share data)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and total liabilities above:

	As of December 31,
	2019	2018

Restricted cash	$-	$50,456
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	1,161,463
Interest receivable	-	2,711
Other investments	-	821
Other assets	-	67
Total assets of consolidated VIEs	$-	$1,215,518

Asset-backed securities issued, net of debt issuance costs (1)	-	1,122,187
Interest payable	-	10,132
Other liabilities	-	1,877
Total liabilities of consolidated VIEs	$-	$1,134,196

(1) Includes $9.8 million of debt, as of December 31, 2018, held by the Company which is eliminated on the Consolidated Statements of Financial Condition.

The asset-backed securities issued (“ABS”) by the VIE are limited recourse obligations payable solely from cash flows of the loans collateralizing them and related collection and payment accounts pledged as security. Accordingly, only the assets of the VIE can be used to settle the obligations of the VIE.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018

Revenues
Investment banking	$65,716	$88,107
Brokerage	17,628	20,710
Asset management fees	7,427	19,148
Principal transactions	1,344	(2,287)
Loss on sale, payoff and mark-to-market of loans	(38)	(532)
Net dividend income	1,184	1,281
Other income	2,373	1,017
Non-interest revenues	95,634	127,444

Interest income	21,801	66,494
Interest expense	(16,458)	(49,552)
Net interest income	5,343	16,942

Loss on repurchase, reissuance or early retirement of debt	(458)	(2,838)
Provision for loan losses	(438)	(5,124)
Total net revenues after provision for loan losses	100,081	136,424

Non-interest expenses
Compensation and benefits	77,314	97,359
Administration	9,387	8,904
Brokerage, clearing and exchange fees	2,706	3,097
Travel and business development	5,240	4,830
Managed deal expenses	3,136	4,849
Communications and technology	4,390	4,107
Occupancy	5,229	4,770
Professional fees	4,359	5,446
Depreciation	1,203	1,124
Other	500	1,994
Total non-interest expenses	113,464	136,480
Net loss before income taxes	(13,383)	(56)
Income tax expense (benefit)	(6,827)	1,167
Net loss	(6,556)	(1,223)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	(7)	964
Net loss attributable to JMP Group LLC	$(6,549)	$(2,187)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.32)	$(0.10)
Diluted	$(0.32)	$(0.10)

Weighted average common shares outstanding:
Basic	20,189	21,490
Diluted	20,189	21,490

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2019	2018

Net loss	$(6,556)	$(1,223)
Other comprehensive loss:
Unrealized loss on available-for-sale securities (net of tax effect of $2,882 and $0)	(7,843)	-
Reclassification adjustments for losses (net of tax effect of $1,130 and $0)	3,074	-
Comprehensive loss attributable to JMP Group LLC	(11,325)	(1,223)
Less: Comprehensive income (loss) attributable to nonredeemable non-controlling interest	(7)	964
Comprehensive loss attributable to JMP Group LLC	$(11,318)	$(2,187)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net loss		-	-	-	(6,549)	-	(7)	(6,556)
Additional paid-in capital - share-based compensation	-	-	-	(216)	-	-	-	(216)
Distributions and distribution equivalents declared on common shares and restricted share units (1)	-	-	-	-	(3,526)	-	-	(3,526)
Purchases of shares of common shares for treasury	-	-	(9,134)	-	-	-	-	(9,134)
Reissuance of shares of common shares from treasury	-	-	2,194	(112)	-	-	-	2,082
Common shares issued	17	-		93		-	-	93
Distributions to non-controlling interest holders	-	-	-	-	-	-	(977)	(977)
Derecognition of non-controlling interest due to deconsolidation							(12,842)	(12,842)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(4,769)	-	(4,769)
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Nonredeemable Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2017	22,780	$23	$(5,955)	$134,719	$(32,452)	$-	$13,844	$110,179
Net income (loss)	-	-	-	-	(2,187)	-	964	(1,223)
Additional paid-in capital - share-based compensation	-	-	-	43	-	-	-	43
Distributions and distribution equivalents declared on common shares and restricted share units (2)	-	-	-	-	(7,874)	-	-	(7,874)
Purchases of shares of common shares for treasury	-	-	(3,655)	-	-	-	-	(3,655)
Reissuance of shares of common shares from treasury	-	-	1,678	23	-	-	-	1,701
Purchase of subsidiary shares from non-controlling interest holders	-	-	-	(656)	-	-	656	-
Distributions to non-controlling interest holders	-	-	-	-	-	-	(2,414)	(2,414)
Capital contributions from non-controlling interest holders	-	-	-	-	-	-	449	449
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206

(1)	$3.5 million of distributions were dividends paid to shareholders and $0.1 million of distributions were dividend equivalents paid on restricted share units
(2)	$7.7 million of distributions were dividends paid to shareholders and $0.2 million of distributions were dividend equivalents paid on restricted share units

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,556)	$(1,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	438	5,124
Loss on sale and payoff of loans and mark-to-market of loans	38	532
Loss on repurchase, reissuance or early retirement of debt	458	2,838
Change in other investments:
Income from investments in equity method investees	(1,557)	(259)
Unrealized gain on other investments	(1,781)	(672)
Realized loss on other investments	-	473
Depreciation and amortization	1,659	1,482
Share-based compensation expense	1,994	1,549
Gain on deconsolidation	(3,520)	-
Distributions of investment income from equity method investments	1,558	1,139
Other, net	114	296
Net change in operating assets and liabilities:
Increase in interest receivable	(5,029)	(745)
Decrease (increase) in receivables	(2,419)	2,624
Decrease in marketable securities	16,131	1,951
Decrease (increase) in deposits and other assets	(9,479)	6,138
Decrease in marketable securities sold, but not yet purchased	(771)	(3,293)
Increase (decrease) in interest payable	(4,063)	4,698
Decrease in accrued compensation	(11,089)	(1,522)
Increase in other liabilities	4,983	1,517
Net cash provided by (used in) operating activities	(18,891)	22,647

Cash flows from investing activities:
Purchases of fixed assets	(1,388)	(1,153)
Purchases of other investments	(12,604)	(1,921)
Sales or distributions from other investments	10,400	14,042
Funding of loans collateralizing asset-backed securities issued	(35,153)	(434,820)
Funding of loans held for investment	(25,679)	(339,874)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	23,806	399,161
Sale, payoff and principal receipts on loans held for investment	7,941	29,516
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	(27,771)	-
Net cash used in investing activities	(60,448)	(335,049)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from financing activities:
Repayment of bonds payable	(35,925)	(9,980)
Proceeds from bond issuance	36,000	-
Proceeds from drawdowns on line of credit	16,583	-
Repayment of note payable	(10,600)	-
Proceeds from issuance of repurchase agreement	-	3,878
Repayment of repurchase agreement	-	(3,878)
Proceeds from drawdowns on CLO warehouse facilities	7,750	286,250
Repayments on CLO V warehouse facility	-	(325,000)
Proceeds from sale of note payable to affiliate	-	829
Payment of debt issuance costs	(1,887)	(1,897)
Repayment of asset-backed securities issued	(801)	(332,379)
Proceeds of issuance from asset-backed securities issued	-	699,107
Reissuance of asset-back securities	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(3,526)	(7,874)
Capital contributions of nonredeemable non-controlling interest holders	-	449
Purchase of common shares for treasury	(8,615)	(3,250)
Distributions to non-controlling interest shareholders	(977)	(2,414)
Employee taxes paid on shares withheld for tax-withholding purposes	(554)	(405)
Net cash provided by (used in) financing activities	(2,552)	307,889
Net decrease in cash, cash equivalents, and restricted cash	(81,891)	(4,513)
Cash, cash equivalents and restricted cash, beginning of period	132,808	137,321
Cash, cash equivalents and restricted cash, end of period	$50,917	$132,808

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,521	$44,854
Cash paid (received) during the period for taxes, net of refunds	$(2,485)	$2,399

Non-cash investing and financing activities:
Reissuance of shares of common share from treasury related to vesting of restricted share units and exercises of share options	$2,194	$1,678
Distributions declared but not yet paid	$-	$640
Acquisition of equity securities in restructuring of loans	$736	$809
Leasehold improvement directly paid for by the lessor	$1,890	$-
Transfer of loans held for investment to loans collateralizing asset-backed securities issued upon securitization of CLO V	$-	$362,213
Initial recognition of operating lease right-of-use assets	$23,604	$-
Initial recognition of operating lease right-of-use liabilities	$29,278	$-
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$1,226,848	$-
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$1,161,933	$-
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$12,842	$-
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$76,879	$-
Fair value of other investments recognized on deconsolidation of subsidiaries	$7,516	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified financial services firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”) and JMP Credit Advisors LLC (“JMPCA”) (through March 19, 2019). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”), a publicly-traded business development company. JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA is an asset management platform that underwrites and manages investments in senior secured debt. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

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

On March 19, 2019, the Company sold a 50.1% equity interest in JMPCA to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. The Company retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that it was not the primary beneficiary of JMPCA as the Company is not the party with the power to direct the most significant activities of JMPCA. As the Company determined that it is not the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company retained 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it is required to account for its retained interest as an equity method investment, however the Company has made the election to apply the fair value option to this investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest sold and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA managed as of the date of the sale. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC (“MPCF”).

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

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III, the “CLOs”) and as a result, deconsolidated the aforementioned CLOs as of March 19, 2019 (except CLO III which was deconsolidated on January 17, 2019). Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI through its control over JMPCA and its ownership of 100% of the equity interests of these CLOs. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and approximately 33% of the equity interests of CLO VI as of December 31, 2019. The Company owned 100% and 25% of the senior subordinated notes of CLO IV and CLO V, respectively, as of the date of deconsolidation. The Company sold all of its senior subordinated notes in CLO IV and CLO V in May 2019. The Company accounts for its ownership of the subordinated notes as an investment in a debt security and accounts for its ownership of the CLO VI equity interest as an equity investment. The Company classifies the junior subordinated notes of CLO IV and CLO V as available-for-sale securities and classified the senior subordinated notes as trading securities. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million in March 2019 in revenues from principal transactions. The Company recorded a loss of $0.1 million on the sale of the senior subordinated notes of CLO IV and CLO V in May 2019 in revenues from principal transactions.

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

Cash received	$7,942
Retained interest, at fair value (1)	74,989
Non-controlling interest, as book value	12,842
Total of consideration received, retained interest, and non-controlling interest	$95,773
Less:
Net assets of deconsolidated subsidiaries at carrying value (2)	92,581
Gain on deconsolidation	3,192
Gain on remeasurement of CLO IV and CLO V senior subordinated notes	328
Total gain on deconsolidation	$3,520

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

On September 26, 2019, the Company issued $36.0 million of 6.875% senior notes (the “2019 Senior Notes”). The 2019 Senior Notes will mature on September 30, 2029, may be redeemable in whole or in part at any time or from time to time at JMP Group LLC’s option on or after September 30, 2021, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, and commencing on December 30, 2019.

On September 27, 2019 the Company announced JMP Group Inc.'s intention to redeem the JMP Group Inc. outstanding 8.00% senior notes (the “2013 Senior Notes”) on October 28, 2019. The Company opted to pay the principal and contractually owed interest to the trustee, U.S. Bank National Association, in order to satisfy and discharge the debt as of September 27, 2019. On September 27, 2019 the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.5 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

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

See Note 1 related to the deconsolidation of the CLOs and JMPCA in the first quarter of 2019.

HCS currently manages several investment funds and JMPAM manages two private equity real estate funds, which are structured as limited partnerships or limited liability companies (“LLC”), and is the general partner or managing member of each. The Company assesses whether those investment funds meet the definition of VIEs in accordance with ASC 810-10-15-14, and whether the Company qualifies as the primary beneficiary. Funds determined not to meet the definition of a VIE are considered voting interest entities for which the rights of the limited partners or non-managing members are evaluated to determine if consolidation is necessary. Such guidance provides that the presumption that the general partner or managing member controls the entity may be overcome if there are substantive kick-out rights. The partnership or members agreements for these funds provide for the right of the limited partners or non-managing members to remove the general partner or managing member by a simple majority vote of the non-affiliated limited partners or members. Because of these substantive kick-out rights, the Company does not control these funds, and therefore does not consolidate them. The Company accounts for its investments in these non-consolidated funds under the equity method of accounting or under the fair value option using the net asset value per share of those funds, as a practical expedient.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a more robust framework for addressing revenue issues, and clarifies the implementation guidance on principal versus agent considerations. The Company adopted this standard using a modified retrospective approach and the new revenue standard was applied prospectively in the Company's financial statements. The Company reported financial information for historical comparable periods that was not revised and will continue to report those historical periods under the accounting standards that were in effect then. The new standard does not apply to revenue from financial instruments, including loans and securities, and as a result, it did not have an impact on revenues closely associated with financial instruments, including principal transactions, interest income, and interest expenses. The new standard primarily impacts the presentation of our investment banking revenues, specifically underwriting revenues, strategic advisory revenues, and private placement fees. Certain investment banking revenues have historically been presented net of related expenses. Under the new standard, revenues and expenses related to investment banking transactions are presented gross in the Consolidated Statements of Operations. For investment banking and asset management revenues, the Company has separately described the accounting policies in effect during the years ended December 31, 2019 and 2018. For additional information, see Note 15.

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees.  The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2019, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

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

Strategic advisory revenues primarily include success fees on closed merger and acquisition transactions, as well as retainer fees, earned in connection with advising on both buyers’ and sellers’ transactions. Fees are also earned for related advisory work and other services such as providing fairness opinions, valuation analyses, due diligence, and pre-transaction structuring advice. Depending on the nature of the engagement letter and the agreed upon services, customers may simultaneously receive and consume the benefits of services or services may culminate in the delivery of the advisory services at a point in time. The Company evaluates each contract individually and the performance obligations identified to determine if revenue should be recognized ratably over the term of the agreement or at a specific point in time. Valuation reports, fairness opinions, and advisory fees from merger or acquisition engagements are typically recognized when the transaction is substantially completed. Should these engagements contain any earn outs or other variable fees in the contract, revenue is recognized once the variability associated with the performance obligations have been removed, which is typically when the client has reached a specific milestone post-transaction. Fees from due diligence and pre-transaction structuring advice are typically recognized ratably over the term of the agreement. Any retainer fees received in connection with these agreements are individually evaluated and any unearned fees are deferred for revenue recognition until the performance obligation is met. The Company generally receives payments for strategic advisory services either upfront as a retainer fee, at the completion of the engagement, or in the case of any variable considerations, once the agreed-upon goals have been met by the client post-transaction. The Company evaluated these contracts individually and did not identify any significant financing components as the Company is not provided with any benefit of financing due to the short-term nature of the contracts.

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

Brokerage revenues

Brokerage revenues consist of (i) commissions resulting from equity securities transactions executed as agent or principal, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders and (iii) fees paid for equity research. Commissions resulting from equity securities transactions executed on behalf of customers are recorded on a trade date basis.  The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.  For the years ended December 31, 2019 and 2018, net trading losses were $0.1 million, and $0.6 million, which were included in brokerage revenue. The Company currently generates revenues from research activities through three types of arrangements. First, through what is commonly known as a “soft dollar” practice, a portion of a client’s commissions may be compensation for the value of access to our research. Those commissions are recognized on a trade date basis, as the Company has satisfied the performance obligation by transferring control of the service to customer. In these transactions, the Company generally receives payment for these services on settlement date. Second, a client may issue a cash payment directly to the Company for access to research. Third, the Company has entered into certain commission-sharing or tri-party arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission to the Company or to issue a cash payment to the Company. In these commission-sharing or tri-party arrangements, the amount of the fee is determined by the client on a case-by-case basis and agreed to by the Company. For the second and third types of arrangements, revenue is recognized once an arrangement exists, access to research has been provided, a specific amount is fixed or determinable, and collectability is reasonably assured. None of these arrangements obligate clients to a fixed amount of fees for research, either through trading commissions or direct or indirect cash payments, nor do they obligate the Company to provide a fixed quantity of research or execute a fixed number of trades. Furthermore, the Company is not obligated under any arrangement to make commission payments to third parties on behalf of clients. For the second and third types of arrangements, the Company typically receives payment shortly after the Company has met the revenue recognition criteria.

The Company generally does not incur any costs to obtain contracts with customers for brokerage revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2019, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

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

The Company’s principal transaction revenues for these categories for the years ended December 31, 2019 and 2018 are as follows:

(In thousands)	Year Ended December 31,
	2019	2018

Equity and other securities excluding non-controlling interest	$295	$(604)
Warrants and other investments	944	(1,341)
Investment partnerships	105	(342)
Total principal transaction revenues	$1,344	$(2,287)

Gain and Loss on Sale, Payoff and Mark-to-Market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities and loans held for investment. Gains are recorded when the proceeds exceed the carrying value of the loan.

Interest Income

Interest income primarily relates to income earned on loans. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status. Interest on CLO debt securities are recognized in interest income using the effective yield method.

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

See footnote 15.

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

Restricted cash consisted of the following at December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018

Principal and interest payments held as collateral for asset-backed securities issued	$-	$50,455
Principal and interest payments held to secure borrowing under credit facilities	-	7,903
Cash collateral supporting standby letters of credit	-	2,302
Deposits for operating leases	1,287	1,221
Total restricted cash	$1,287	$61,881

Receivable from Clearing Broker

The Company clears customer transactions through another broker-dealer on a fully disclosed basis. At both December 31, 2019 and December 31, 2018, the receivable from clearing broker consisted of commissions related to securities transactions, and cash on deposit with our clearing broker.

Investment Banking Fees Receivable

Investment banking fees receivable includes receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable was zero and $380 thousand as of December 31, 2019 and 2018, respectively.

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

For disclosure purposes, the fair values for each of the loans held in the CLOs as of December 31, 2018 were calculated using third-party pricing services. The average number of third-party pricing quotes received for CLO III, CLO IV, CLO V, and CLO VI were three for each CLO as of December 31, 2018. Valuations obtained from third-party pricing services are considered reflective of executable prices. Data is obtained from multiple sources and compared for consistency and reasonableness.

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter (“OTC”) equity securities. Other investments include investments in private investment funds managed by the Company and investments in private investment funds managed by third parties. Such investments are accounted for under the equity method based on the Company’s share of the earnings (or losses) of the investee or under the fair value option using the net asset value per share of those funds, as a practical expedient. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the fund manager determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the fund manager may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investments in real estate funds, its investment in private debt, and its investment in MPCF, Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”) and Harvest Growth Capital III LLC (“HGC III”). The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value. The gains/losses on the investments that result from the election of the fair value option are reported in Principal Transactions in the Consolidated Statements of Operations.

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

Loans

Accounting guidance requires that the Company present and disclose certain information about its financing receivables by portfolio segment and/or by class of receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses. A class of financing receivables is defined as the level of information (below a portfolio segment) that enables a reader to understand the nature and extent of exposure to credit risk arising from financing receivables. As of December 31, 2019, the Company had a single portfolio segment, loans held for investment. As of December 31, 2018, the Company’s portfolio segments were loans held for investment and loans collateralizing asset-backed securities issued ("ABS"). The Company has treated the loans held for investment as a single class given the small size of the respective loan portfolios. The classes within the loans collateralizing ABS portfolio segments are Asset Backed Loan (“ABL”), ABL – stretch, Cash Flow and Enterprise Value.

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

Loans Collateralizing Asset-Backed Securities Issued (through March 2019)

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

In determining the required allowance for loan losses inherent in the portfolio, the following factors were considered: 1) the expected loss severity rate for each class of loans, 2) the current Moody’s rating and related probability of default, 3) the existing liquidity discount on the loans (when applicable), 4) internal loan ratings, and 5) loan performance.

•

Expected loss severity rate for each class of loans: The Company’s loans are classified as either ABL, ABL – stretch, Cash Flow or Enterprise Value. The loss severity given a default is expected to be lowest on a conforming ABL loan, because the value of the collateral is typically sufficient to satisfy most of the amount owed. For ABL – stretch loans, the loss severity given a default is expected to be higher than for a conforming ABL loan because of less collateral coverage. For Cash Flow loans, the loss severity given a default is expected to be higher than ABL stretch loans, since generally less collateral coverage is provided for this class of loans. For Enterprise Value loans, the loss severity given a default is expected to be the highest, assuming that if the obligor defaults there has probably been a significant loss of enterprise value in the business. Loss severity estimates take into consideration current economic conditions such as overall macroeconomic trends, the amount of liquidity in the market and the condition of the CLO market. All loans in the CLOs are Cash Flow loans in 2019, and 2018. The Company classified loans as ABL and Enterprise Value when it was directly originating deals.

•

Moody’s rating and related probability of default: Moody uses factors such as, but not limited to, the borrower’s leverage, use of proceeds, cash flows, growth rate, industry condition, concentration of risks, EBITDA margins and other factors. The lower the rating a loan carries, the higher the risk. Moody’s publishes a probability of default for each rating class based on historical loss experience with loans of similar credit quality, and taking into consideration current economic conditions such as industry default rates, the amount of liquidity in the market and other macroeconomic trends. The higher the loan is rated, the less probability there is of a default. The Company updates the Moody’s rating assigned to a loan whenever Moody’s changes its rating for the loan. The Company uses a one year probability of default, in efforts to capture impairment that has occurred in the portfolio but has not yet been identified. If a credit is impaired, it will likely reveal itself within a year. A longer period would indicate the loan was not impaired at the allowance date.

•

Internal loan ratings for loans collateralizing asset-backed securities issued and loans held for investment related to the CLO warehouse: The Internal Rating System is an internal portfolio monitoring mechanism allowing the Company to proactively manage portfolio risk and minimize losses. In evaluating these loans, the Company uses five account rating categories: 1 through 5. Internal ratings of 1 and 2 indicate lower risks while ratings between 3 and 5 indicate higher risks. Internal ratings are updated at least quarterly. The following describes each of the Company’s internal ratings:

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

Asset-Backed Securities Issued

Asset-backed securities issued (“ABS”) represent securities issued to third parties by CLO III, CLO IV, and CLO V (through March 2019 when the CLOs were deconsolidated).

CLO Debt Securities

Investments in CLO debt securities are accounted for according to their purpose and holding period. CLO debt security investments that are classified as trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company had zero CLO debt securities classified as trading securities as of December 31, 2019 and December 31, 2018. The Company previously classified its senior subordinated notes in CLO IV and CLO V as trading securities, but sold these notes in May 2019. The Company’s investments in CLO debt securities classified as available-for-sale are comprised of junior subordinated notes in CLO III, CLO IV and CLO V and are those that may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (“OCI”). The Company had $57.9 million and zero CLO debt securities classified as available-for-sale securities as of December 31, 2019 and December 31, 2018, respectively. The Company had no CLO debt securities classified as held-to-maturity securities as of December 31, 2019 and December 31, 2018, respectively.

Interest income on CLO debt securities is recognized in accordance with ASC 835, using the effective yield method.  The effective yield on these securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events, where applicable, and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Realized gains and losses on the sale of debt securities are determined using the specific identification method and recognized in current period earnings in revenues from principal transactions.

The Company evaluates the available-for-sale CLO debt securities for impairment quarterly. As part of the evaluation, the Company obtains the new cash flow projections for the CLO debt securities at period end and determines, based on those cash flows and other current information, if there has been a favorable or adverse change in the cash flows expected to be collected as compared to the projected cash flows from the prior period. An adverse change in cash flows is determined in the context of both the timing and the amount of the cash flows. An impairment would be recorded if the net present value of the cash flows of the investment is below the amortized cost basis of the investment and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an impairment, the amount of the impairment is recognized in revenues from principal transactions. The Company recorded $4.2 million of impairment on CLO debt securities for the year ended December 31, 2019 and zero for the year ended December 31, 2018.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. A valuation allowance is established when it is necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

ASU 2018-13, Fair Value Measurement (Topic 820), was issued in August 2018 as part of the disclosure framework project to improve the effectiveness of the disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The new guidance will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted the guidance effective January 1, 2020; however, the adoption did not have a material impact on our Consolidated Statements of Financial Conditions or Consolidated Statements of Operations and we do not expect the adoption of this standard to have a material impact on the disclosures in our Notes to the Consolidated Financial Statements.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued in December 2019 to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard.

Recently Adopted Accounting Guidance

ASU 2016-02, Leases (Topic 842), was issued in February 2016, with subsequent amendments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The standard requires lessees to recognize the assets and liabilities arising from operational leases on the balance sheet. The Company adopted this standard on January 1, 2019 using a modified retrospective approach and recognized its lease agreements as a right-of-use asset with a corresponding lease liability to reflect the present value of the future lease payments. Accordingly, the new leasing standard was applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods was not revised and will continue to be reported under the accounting standards in effect during those historical periods. Additionally upon adoption the Company elected the package of practical expedients for leases that commenced before the date of adoption in which the Company was not required to reassess (i) whether any existing or expired contracts contain leases, (ii) the lease classification of existing or expired leases, and (iii) initial direct costs of existing or expired leases. On January 1, 2019, the Company recognized $23.6 million as an operating lease right-of-use asset and $29.3 million as an operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations. As of December 31, 2019, the Company carried a $19.6 million operating lease right-of-use asset and a $25.4 million operating lease liability on the Consolidated Statements of Financial Condition related to its leasing obligations.

ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Sub-topic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued in March 2017 to shorten the amortization period for certain purchased callable debt securities held at a premium. It requires the premium to be amortized over the period until the earliest call date. The amendment does not make any changes for securities held at a discount. The new guidance is effective for public business entities for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2017-08 did not have a material impact on the Company's Consolidated Financial Statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2019 and 2018:

	December 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,630	$49,630	$-	$-	$49,630
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	73,101	15,245	-	57,856	73,101
Other investments	3,956	-	-	3,956	3,956
Other investments measured at net asset value (1)	10,250	-	-	-	-
Loans held for sale	2,412	-	-	2,476	2,476
Loans held for investment, net of allowance for loan losses	1,210	-	-	1,087	1,087
Total assets:	$141,846	$66,162	$-	$65,375	$131,537

Liabilities:
Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855
Notes payable	6,812	-	5,983	829	6,812
Bond payable	82,584	-	84,821	-	84,821
Total liabilities:	$93,251	$3,855	$90,804	$829	$95,488

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2019 and 2018:

(In thousands)		December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$73,101	$15,245	$-	$57,856	$73,101
Other investments:
Equity investments	3,956	-	-	3,956	3,956
Investments in other funds managed by the Company (1)	5,188	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	5,062	-	-	-	-
Total other investments	14,206	-	-	3,956	3,956
Total assets:	$87,307	$15,245	$-	$61,812	$77,057

Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855

Total liabilities:	$3,855	$3,855	$-	$-	$3,855

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

(In thousands)		December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$18,874	$18,874	$-	$-	$18,874
Other investments:
Investments in hedge funds managed by the Company	490	-	490	-	490
Investments in other funds managed by the Company (1)	5,503	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	3,920	-	-	-	-
Total other investments	9,913	-	490	-	490
Total assets:	$28,787	$18,874	$490	$-	$19,364

Marketable securities sold, but not yet purchased	$4,626	$4,626	$-	$-	$4,626

Total liabilities:	$4,626	$4,626	$-	$-	$4,626

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of December 31, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of December 31, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities. As of December 31, 2018, both marketable securities owned and marketable securities sold, but not yet purchased, were primarily comprised of U.S. listed equity securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2019 and 2018.

The Company’s Level 2 assets held in other investments as of December 31, 2018 consist of investments in hedge funds managed by HCS. The carrying value of investments in hedge funds are calculated using the equity method and approximates fair value. Earnings or losses attributable to these investments are recorded in principal transactions. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

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

The Company determined the fair value of short-term debt, which includes notes payable and CLO warehouse credit facilities, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

The Company's Level 3 assets in other investments is comprised of investments in equity securities of private companies. The Company determines the fair value of the investments either through (1) using the discounted cash flow approach or (2) using a market multiples approach. As of December 31, 2019, one investment accounted for most of the Level 3 assets in other investments. For this investment, the fair value was determined using the discounted cash flows approach; the Company has a put option on this investment that is exercisable at three times the management fee revenue of the entity for the prior twelve months as of the effective date of the put option. The put option may be elected beginning March 31, 2022. The significant unobservable inputs under this approach are the estimated twelve months of revenues, the credit factor and the discount rate. For this investment, the Company elected the fair value option as the Company determined that the fair value of its option to put the equity securities was the best representation of the fair value of the investment.

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the discounted cash flow approach. The significant unobservable inputs used in the fair value measurement under this approach are the risk adjusted discount factors. The Company also uses performance and covenant compliance information provided by the CLO manager along with other risk factors including default risk, prepayment rates, interest rate risk, and credit spread risk when valuing this investment. During the year ended December 31, 2019, the expected future cash flows of the Company's investment in CLO debt securities declined primarily due to an increase in estimated credit risks and the CLO debt securities were determined to be impaired and we recorded a $4.2 million impairment charge which was included in principal transaction revenues on the Consolidated Statements of Operations.

For the year ended December 31, 2019, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO junior subordinated notes	CLO senior subordinated notes	Equity Investment	Total
Balance as of December 31, 2018	$-	$-	$57	$57
Fair value at recognition date	67,589	9,289	3,568	80,446
Purchases	-	-	182	182
Investment distributions	(6,102)	(883)	-	(6,985)
Accrued interest	7,094	103	-	7,197
Unrealized gains on investments, recognized in earnings	-	-	305	305
Unrealized losses on investments, recognized in earnings	(4,204)	-	-	(4,204)
Unrealized gains on investments, recognized in OCI	918	-	-	918
Unrealized losses on investments, recognized in OCI	(7,439)	-	-	(7,439)
Realized losses on sales, recognized in earnings	-	(112)	(156)	(268)
Sales	-	(8,397)	-	(8,397)
Balance as of December 31, 2019	$57,856	$-	$3,956	$61,812

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investments, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement or a significant increase (decrease) in the EBITDA multiple would result in a significant higher (lower) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs
(In thousands)		Range (Weighted-average)			Fair value
	Valuation Technique	Description	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
CLO debt security	Discounted cash flows	Risk adjusted discounting factor	17.5%	N/A	$ 57,856	$ -
		Default rate	2.00%	N/A
		Severity rate	25.0%	N/A
		Prepay rate	25 CPR	N/A
		Collateral liquidation price	98%-99%	N/A
Equity investments	Discounted cash flows	Credit factor	20.0%	N/A	$ 3,550	$ -
		Risk adjusted discounting factor	17.7%	N/A

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

As of December 31, 2019 and December 31, 2018, $10.3 million and $9.4 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
(In thousands )	Redemption Frequency	Redemption Notice Period	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$5,062	$3,920	$2,123	$68
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,188	$5,503	$1,677	$1,945

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held loans measured at fair value on a non-recurring basis of $0.1 million and $1.3 million as of December 31, 2019 and December 31, 2018, respectively.

5. Investment Securities

CLO Debt Securities

The following table summarizes available-for-sale securities in an unrealized position as of December 31, 2019:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO III subordinated notes	$12,277	$-	$(1,697)	$10,580	1
CLO IV junior subordinated notes	26,174	-	$(2,877)	23,297	1
CLO V junior subordinated notes	25,926	-	$(1,947)	23,979	1
Total	$64,377	$-	$(6,521)	$57,856

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of December 31, 2019:

(In thousands)	Available-for-Sale
	Amortized Cost	Fair Value
5-10 years	$38,451	$33,877
10+ years	25,926	23,979
Total	$64,377	$57,856

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

(In thousands)	Less than 12 months(1)		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
CLO III subordinated notes	$10,580	$(1,697)	$-	$-	$10,580	$(1,697)
CLO IV junior subordinated notes	23,297	(2,877)	-	-	23,297	(2,877)
CLO V junior subordinated notes	23,979	(1,947)	-	-	23,979	(1,947)
Total	$57,856	$(6,521)	$-	$-	$57,856	$(6,521)

(1)	For all CLO debt securities, the gross unrealized loss is measured since the date of deconsolidation, which was January 17, 2019 for CLO III and March 19, 2019 for CLO IV and CLO V.

           During the years ended December 31, 2019 and 2018, the Company recognized impairment losses on CLO debt securities of $4.2 million and zero, respectively, due to the fair value of the debt securities being less than amortized cost.

Equity Securities

The Company has equity securities with quoted prices in active markets as well as equity securities without readily determinable fair market values. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company's carrying value of these securities was $15.8 million and $0.8 million as of December 31, 2019 and December 31, 2018, respectively. The Company has not recognized any impairment or upward or downward adjustments during the years ended December 31, 2019 and 2018.

6. Loans

Loans Collateralizing Asset-Backed Securities issued (through March 2019)

During the year ended December 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition as of December 31, 2019. See Note 1 for additional information on deconsolidation.

 A summary of the activity in the allowance for loan losses for the years ended December 31, 2019 and 2018 is as follows:

(In thousands)	Year Ended December 31,
	2019		2018
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance at beginning of period	$(836)	$(9,751)	$(389)	$(6,535)
Reversal (provision) for loan losses:
Specific reserve	-	-	(1,645)	-
General reserve	181	-	-	(1,470)
Charge off	-	-	1,198	-
Transfer to (from) loans held for investment	-	-	-	(1,746)
Derecognition due to deconsolidation	655	9,751	-	-
Balance at end of period	$-	$-	$(836)	$(9,751)

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

As of December 31, 2018, the Company classified all its loans as Cash Flow loans, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans on non-accrual status at December 31, 2018. There were no loans in non-accrual status as of December 31, 2019.

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$1,813	$1,951	$838	$1,817	$119
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$1,813	$1,951	$838	$1,817	$119

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. No loans were past due at December 31, 2019 or December 31, 2018. During the year ended December 31, 2019, the Company had no loans that were modified in a troubled debt restructuring. During the year ended December 31, 2018, the Company had two loans which were modified in a troubled debt restructuring. The loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of December 31, 2018.

The Company’s management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody’s rating, 2) current internal rating, 3) the trading price of the loan and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018. These loans were deconsolidated in March 2019 as part of the deconsolidation of the CLOs. See Note 1 for additional information.

(In thousands)	Cash Flow Loans
	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$7,300
Ba1 - Ba3	-	247,686
B1 - B3	-	856,204
Caa1 - Caa3	-	59,046
Ca	-	1,813
Total:	$-	$1,172,049

Internal rating:
2	$-	$1,018,261
3	-	132,169
4	-	19,806
5	-	1,813
Total:	$-	$1,172,049

Performance:
Performing	$-	$1,170,236
Non-Performing	-	1,813
Total:	$-	$1,172,049

Loans Held for Investment

As of December 31, 2019 and December 31, 2018, the number of loans held for investment outside of the CLO warehouse portfolio was four and five, respectively. The Company reviews the credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. As of December 31, 2018, the Company held $26.0 million of loans held for investment in the CLO VI warehouse portfolio. The credit quality of the CLO VI warehouse loans are evaluated in the same manner as the credit quality of loans collateralizing ABS issued. On March 19, 2019, the Company deconsolidated its investments in the CLO VI warehouse and a result, no longer has loans held for investment related to CLO VI on its Consolidated Statements of Financial Condition as of December 31, 2019. See Note 1 for additional information on the deconsolidation.

There were no loans past due as of December 31, 2019 and 2018. A summary of activity in loan losses for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	Year Ended December 31,
	2019		2018
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$(218)	$(181)	$(2,279)	$(468)
Provision for loan losses
Specific	(438)	-	(422)	-
General	-	-	-	(1,459)
Charge off	218	-	2,483	-
Transfer to (from) loans held for investment	-	-	-	1,746
Reversal of provision due to restructure of loan	438	-	-	-
Derecognition due to deconsolidation	-	181	-	-
Balance, at end of the period	$-	$-	$(218)	$(181)

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2019 and 2018, zero and $0.5 million of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

During the year ended December 31, 2019, the Company recorded $0.4 million of impairment on the $1.0 million loans evaluated for impairment.

The Company had two troubled debt restructurings during the year ended December 31, 2019. The loans, with a principal balance and a carrying balance of $1.4 million and $0.7 million in total, respectively, was converted to equity. The Company valued the equity at $0.7 million in total upon conversion and recorded no material gain or loss upon the execution of the restructuring.

During the year ended December 31, 2018, the Company had two loans, which were modified in a troubled debt restructuring. The two loans were held under the same borrower. The two loans, with a principal balance and a carrying balance of $1.9 million and $1.0 million in total, respectively, were converted to equity. The Company valued the equity at $0.8 million in total upon conversion and incurred a loss of $0.1 million in relation to the restructuring as of December 31, 2018.

 As of December 31, 2019 and 2018, the Company classified all its loans held for investment as Cash Flow loans held for investment, as their funding decisions were all primarily driven by the cash flows of the borrower. The table below presents certain information pertaining to the loans in non-accrual status as of December 31, 2018. There were no loans in non-accrual status as of December 31, 2019.

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Impaired loans with an allowance recorded	$462	$484	$219	$462	$34
Impaired loans with no related allowance recorded	-	-	-	-	-
Total impaired loans	$462	$484	$219	$462	$34

The Company's management, at least on a quarterly basis, reviews each loan and evaluates the credit quality of the loan. The review primarily includes the following credit quality indicators with regard to each loan: 1) Moody's rating, 2) current internal rating (through March 19, 2019) 3) trading price of the loan, and 4) performance of the obligor. The tables below present, by credit quality indicator, the Company’s recorded investment in loans collateralizing asset-backed securities issued at December 31, 2018. These loans were deconsolidated in March 2019 as part of the deconsolidation of the CLOs. See Note 1 for additional information.

(In thousands)	Cash Flow Loans
	December 31,
	2019	2018

Moody's rating:
Baa1 - Baa3	$-	$-
Ba1 - Ba3	-	7,459
B1 - B3	-	18,342
Caa1 - Caa3	-	419
Ca	-	463
Not Rated	1,210	3,326
Total:	$1,210	$30,009

Internal rating:
2	$-	$26,208
3	-	909
4	-	-
5	-	462
Not rated	1,210	2,430
Total:	$1,210	$30,009

Performance:
Performing	$1,210	$29,547
Non-performing	-	462
Total:	$1,210	$30,009

Table of Content

7. Fixed Assets

At December 31, 2019 and 2018, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2019	2018
Furniture and fixtures	$2,675	$2,546
Computer and office equipment	5,499	6,485
Leasehold improvements	9,739	7,617
Software	601	708
Less: accumulated depreciation	(14,247)	(15,005)
Total fixed assets, net	$4,267	$2,351

Depreciation expense was $1.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.

8. Other Assets and Other Liabilities

At December 31, 2019 and 2018, other assets and other liabilities consisted of the following:

(In thousands)	As of December 31,
	2019	2018
Accounts receivable	$7,053	$3,270
Prepaid expenses	5,152	8,956
Deferred tax asset	21,406	5,894
Loans held for sale	2,412	-
Other assets	230	2,243
Total other assets	$36,253	$20,363

Loans held for sale are carried at the lower of cost or fair value less cost to sell and have been included in other assets in the Consolidated Statement of Financial Condition.

(In thousands)	As of December 31,
	2019	2018
Accounts payable & accrued liabilities	$5,015	$6,390
Deferred compensation liabilities	2,517	3,246
Deferred rent	-	5,349
Deferred tax liability	8,645	2,005
Other liabilities	3,301	433
Total other liabilities	$19,478	$17,423

9. Debt

Bond Payable

(In thousands)	December 31, 2019	December 31, 2018

8.00% Senior Notes due 2023	$-	$36,000
7.25% Senior Notes due 2027	50,000	50,000
6.875% Senior Notes due 2029	36,000	-
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(3,416)	(2,428)
Less: Consolidation elimination	-	(75)
Total bond payable, net	$82,584	$83,497

On September 26, 2019, the Company issued $36.0 million of 6.875% senior notes (the “2019 Senior Notes”). The 2019 Senior Notes will mature on September 30, 2029, may be redeemable in whole or in part at any time or from time to time at JMP Group LLC’s option on or after September 30, 2021, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, and commencing on December 30, 2019.

On September 27, 2019, the Company announced JMP Group Inc.'s intention to redeem the JMP Group Inc. outstanding $25.0 million principal amount of 8.00% senior notes (the “2013 Senior Notes”) on October 28, 2019. The Company opted to pay the principal and contractually owed interest to the trustee, U.S. Bank National Association, in order to satisfy and discharge the debt as of September 27, 2019. On September 27, 2019, the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.5 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during the year ended December 31, 2019.

On July 18, 2019, JMP Group Inc. redeemed $11.0 million principal amount of its issued and outstanding 2013 Senior Notes due 2023. The redemption price was $25 per unit plus accrued and unpaid interest.

The 7.25% senior notes due 2027 (the “2017 Senior Notes”) and the 2019 Senior Notes (collectively with the 2017 Senior Notes the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both December 31, 2019 and 2018, the Company was in compliance with the debt covenants in the indentures.

The future scheduled principal payments of the bond payable as of December 31, 2019 are as follows:

(In thousands)

2020	$-
2021	-
2022	-
2023	-
2024	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and CLO Warehouse Credit Facility

(In thousands)	Outstanding Balance
	December 31, 2019	December 31, 2018

$100 million, CLO VI warehouse credit facility through October 11, 2021	$-	$22,500
$25 million, JMP Holding credit agreement through December 31, 2020	5,983	-
Note payable	829	829
Total note payable, lines of credit and CLO warehouse credit facility	$6,812	$23,329

The Company's Credit Agreement (the "Credit Agreement") dated as of April 30, 2014, was entered by and between JMP Holding LLC (“JMP Holding”) and City National Bank (“CNB”). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. The Credit Agreement has been amended throughout its life to make various updates, clarifications and conforming changes to reflect the corporate structure and business changes of the Company since the Credit Agreements execution. The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding. The Revolver bears interest at a rate of LIBOR plus 225 bps and the Company’s outstanding balance on the Credit Agreement was $6.0 million and zero as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Company had letters of credit outstanding under the Revolver supporting office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if three or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of the Company or any of its subsidiaries.  A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our Revolver or Converted Term Loan and require the immediate repayment of any outstanding principal and interest. In addition, our subsidiaries are restricted under the Credit Agreement under certain circumstances from making distributions to us if an event of default has occurred under the Credit Agreement.  As of December 31, 2019 and 2018, we were in compliance with the loan covenants.

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

Separately, under a Revolving Note and Cash Subordinate Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line accrued an unused fee at the rate of 0.25% per annum, payable monthly. On June 6, 2020, any outstanding amount under the line will convert to a term loan maturing the following year. There was no borrowing on this line of credit as of December 31, 2019 or December 31, 2018. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

The borrowing under the CLO VI warehouse facility were zero and $22.5 million as of December 31, 2019 and 2018, respectively. As of December 31, 2018, the CLO VI warehouse facility had a market standard advance rate and the outstanding balances bear interest at LIBOR plus 1.250% until October 11, 2021, which marks the end of the revolving period on the facility. The facility has a 12 months amortization period after the revolving period in which the outstanding balances bear standard market interest rate based on LIBOR. In March 2019, the Company deconsolidated its investments in the CLO VI warehouse and as a result, no longer has the CLO VI warehouse credit facility on its Consolidated Statements of Financial Condition as of December 31 2019. See Note 1 for additional information on deconsolidation.

On January 9, 2018, an affiliate purchased a $0.8 million note issued by the Company. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022. As of December 31, 2019, the carrying value of the note payable was $0.8 million.

10. Asset-backed Securities Issued

In March 2019, the Company deconsolidated CLO III, CLO IV, and CLO V, and as a result, no longer carried the ABS issued on its Consolidated Statements of Financial Condition as of December 31, 2019. See Note 1 for additional information on deconsolidation.  The table below sets forth the outstanding debt obligations of CLO III, CLO IV, and CLO V as of December 31, 2018:

(In thousands)	As of December 31, 2018
	Outstanding Principal Balance	Interest Rate Spread to LIBOR	Weighted Average Remaining Maturity (years)

Class A Senior Secured Floating Rate Notes	$769,750	0.85% - 1.37%	10.04
Class B Senior Secured Floating Rate Notes	143,700	1.30% - 1.90%	10.04
Class C Senior Secured Deferrable Floating Rate Notes	71,500	1.80% - 2.65%	9.99
Class D Senior Secured Deferrable Floating Rate Notes	68,350	2.60% - 4.15%	10.01
Class E Senior Secured Deferrable Floating Rate Notes	60,800	5.70% - 6.80%	10.03
Total secured notes sold to investors	$1,114,100

Senior Subordinated Notes	7,221	6.90%	11.00
Less: Debt issuance costs	(8,979)
Total asset-backed securities issued	$1,112,342

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

11. Leases

Substantially all of the leases in which the Company is the lessee are office space leases with various terms with the maximum duration through 2025. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. With the adoption of ASU 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the Consolidated Statements of Financial Condition as a "right-of-use" (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU asset and lease liability are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. The incremental borrowing rate used to calculate the lease liability was determined based on the Company’s outstanding debt and consideration of other factors including credit standing and term of debt as of the effective date of ASC 842. Additionally, the lease term and lease payments were also considered in determining the rate. Based on these considerations, the Company determined a collateralized borrowing rate that could be matched to total lease terms and total lease payments in ultimately calculating the implied borrowing rate in each lease contract.

For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. As of December 31, 2019, the weighted-average remaining lease term and discount rate for the Company's operating leases were as follows:

Year Ended December 31, 2019
Weighted-average remaining lease term
Operating leases	5.34
Weighted-average discount rate
Operating leases	6.13%

The Company leases office space in California, Illinois, Georgia (through March 19, 2019), Massachusetts, Minnesota, Florida, and New York under various operating leases.  Occupancy expense was $5.2 million and $4.8 million for the year ended December 31, 2019 and 2018, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2020	$5,656
2021	5,758
2022	5,714
2023	5,709
2024	4,225
Thereafter	2,459
Total minimum future lease payments	29,521
Amounts representing interest	(4,127)
Present value of net future minimum lease payments	$25,394

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities	$5,729
Operating leases	$5,729

 12. Shareholders’ Equity

Common Share

  The Company's board of directors declared the following distributions in the year ended December 31, 2019:

	Distribution	Record	Total	Payable
Declaration Date	Per Share	Date	Amount	Date
January 17, 2019	$0.050	January 31, 2019	$1,064,484	February 15, 2019
April 29, 2019	$0.040	May 17, 2019	$844,087	May 31, 2019
August 1, 2019	$0.040	August 16, 2019	$772,977	August 30, 2019
November 4, 2019	$0.040	November 15, 2019	$773,982	November 29, 2019

Share Repurchase Program

On February 17, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018. On December 3, 2018, with the previous authorization expired, our board of directors approved the extension of the term of the Company's share repurchase program through April 30, 2019. On April 22, 2019 the Company's board of directors approved the extension of the term of the Company's share repurchase program through June 30, 2019.  During the year ended December 31, 2019, the Company repurchased 318,826 of the Company’s shares, at an average price of $4.09 per share, for an aggregate purchase price of $1.3 million on the open market. The Company terminated its repurchase program effective May 8, 2019, prior to the launch of a self-tender offer.

Self-Tender Offer

On May 13, 2019, the Company launched a self-tender offer (the "Self Tender Offer") to repurchase for cash up to 3,000,000 shares representing limited liability interests of the Company, or approximately 14.2% of the Company's outstanding common shares. The Tender Offer expired on June 13, 2019. The Tender Offer resulted in the Company's repurchase of 1,816,732 shares at a purchase price of $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the Tender Offer.

13. Accumulated Other Comprehensive Loss

The following table summarizes the unrealized gains and losses on securities of accumulated other comprehensive losses, before tax, tax effect, and net of tax, for the year ended December 31, 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Beginning, January 1, 2019	$-	$-	$-
Net unrealized losses during the period	(10,725)	2,882	(7,843)
Reclassification adjustment for losses	4,204	(1,130)	3,074
Balance as of December 31, 2019	$(6,521)	$1,752	$(4,769)

14. Share-Based Compensation

On January 27, 2015, the Company's board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). The JMP Group Plan maintains authorization of the issuance of 4,000,000 shares, as originally approved by shareholders on April 12, 2007 and subsequently approved by shareholders on June 6, 2011. This amount is increased by any shares the Company purchases on the open market, or through any share repurchase or share exchange program, initiated by the Company unless the board of directors or its appointee determines otherwise. The Company will issue shares upon exercises or vesting from authorized but unissued shares or from treasury shares.

Share Options

The following table summarizes the share option activity for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price

Balance, beginning of year	1,300,000	$6.85	2,515,000	$6.55
Expired	(1,300,000)	$6.85	(1,215,000)	6.23
Balance, end of period	-	-	1,300,000	$6.85

Options exercisable at end of period	-	$-	1,300,000	$6.85

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2018:

December 31, 2018
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$6.79 - $7.33	1,300,000	1.00	$6.85	$-	1,300,000	1.00	$6.85	$-

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. The Company did not recognize any compensation expense related to share options for the year ended December 31, 2019

As of December 31, 2019 and 2018, there was no unrecognized compensation expense related to share options.

There were no share options exercised during the years ended December 31, 2019 and December 31, 2018. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during both years.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units and Restricted Shares

On February 6, 2019, the Company granted approximately 280,000 RSUs to certain employees of the Company as part of the 2018 deferred compensation program. 50% of these units vested on December 1, 2019 and the remaining 50% will vest on December 1, 2020, subject to the grantees’ continued employment through such dates. The Company also granted RSUs for new hires throughout the year which have various vesting schedules.

On February 6, 2018, the Company granted approximately 260,000 RSUs to certain employees of the Company as part of the 2017 deferred compensation program, 50% of these units vested on December 1, 2018 and the remaining 50% vested on December 1, 2019. On March 15, 2018, the Company granted approximately 67,000 RSUs to its independent directors, 25% of these units vested on April 1, 2018, July 1, 2018, October 1, 2018 and January 1, 2019, respectively. The Company also granted RSUs for new hires throughout the year ended December 31, 2018.

The following table summarizes RSU activity for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Restricted	Weighted Average	Restricted	Weighted Average
	Share Units	Grant Date Fair Value	Share Units	Grant Date Fair Value

Balance, beginning of year	297,639	$4.79	277,193	$5.60
Granted	572,695	4.06	454,974	5.01
Vested	(483,328)	4.58	(302,691)	5.62
Forfeited	-	-	(131,837)	5.33
Balance, end of period	387,006	$3.97	297,639	$4.79

The aggregate fair value of RSUs vested during the years ended December 31, 2019 and 2018 were $2.2 million and $1.7 million, respectively. The income tax benefits realized from the vested RSUs were $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting. For the years ended December 31, 2019 and 2018, the Company recorded compensation expenses related to RSU's of $2.0 million and $1.7 million, respectively.

For the years ended December 31, 2019 and 2018, the Company recognized income tax benefits of $0.5 million and $0.3 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2019 and 2018, there was $0.8 million and $0.7 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.75 years and 1.03 years, respectively.

The Company pays cash distribution equivalents on certain eligible unvested RSUs in the event the Company declares any cash distributions on its common shares during such eligible RSU’s vesting period. Distribution equivalents paid on RSUs are generally charged to retained earnings. Distribution equivalents paid on RSUs expected to be forfeited are included in compensation expense. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

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

The following table summarizes the SARs activity for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Share Appreciation	Weighted Average	Share Appreciation	Weighted Average
	Rights	Exercise Price	Rights	Exercise Price

Balance, beginning of year	2,485,000	$7.33	2,485,000	$7.33
Expired	(2,485,000)	$7.33	-	-
Balance, end of period	-	$-	2,485,000	$7.33

        The following table summarizes the SARs outstanding as well as SARs vested and exercisable as of December 31, 2018. There were no SARs outstanding as of December 31, 2019.

December 31, 2018
Options Outstanding

Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life in Years	Price	Value

$7.33	2,485,000	1.00	$7.33	$-

The Company recognizes compensation expense for SARs over the vesting period. On December 31, 2019, all of the SARs expired. For the years ended December 31, 2019 and 2018, the Company recorded compensation benefit of zero and $0.2 million, respectively.

For the years ended December 31, 2019 and 2018, the Company recognized income tax benefit of zero and $0.1 million, respectively, related to the compensation expense recognized for SARs. As of December 31, 2019 and 2018, there was no unrecognized compensation expense related to SARs. In addition, no SARs were exercised during the years ended December 31, 2019 and 2018; as a result, the Company did not recognize any current income tax benefits from the exercise of SARs in both years.

15. Net Income (Loss) per Common Share

Basic net income (loss) per share for the Company is calculated by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is calculated by adjusting the weighted average number of outstanding shares to reflect the potential dilutive impact as if all potentially dilutive share options or RSUs were exercised or converted under the treasury share method. However, for periods that the Company has a net loss, the effect of outstanding share options or RSUs is anti-dilutive and, accordingly, is excluded from the calculation of diluted loss per share.

The computations of basic and diluted net loss per share for the years ended December 31, 2019 and 2018 are shown in the tables below:

(In thousands, except per share data)	Year Ended December 31,
	2019	2018

Numerator:
Net loss attributable to JMP Group LLC	$(6,549)	$(2,187)

Denominator:
Basic weighted average shares outstanding	20,189	21,490

Effect of potential dilutive securities:
Restricted share units	-	-

Diluted weighted average shares outstanding	20,189	21,490

Net loss per share
Basic	$(0.32)	$(0.10)
Diluted	$(0.32)	$(0.10)

Share options to purchase 1,300,000 and 2,515,000 of common shares for both years ended December 31, 2019 and 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 579,341 and 179,357 common shares for the years ended December 31, 2019 and 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Due to the net loss for the years ended December 31, 2019 and 2018, all of the share options and RSUs outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

16. ASC 606 Revenue from contracts with customers

The following tables represent the Company's total revenues from contracts with customers, disaggregated by major business activity, for the years ended December 31, 2019 and 2018, respectively.

(in thousands)	Year Ended December 31, 2019

	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$42,236	$-	$-	$-	$-	$-	$42,236
Strategic advisory and private placements	23,480	-	-	-	-	-	23,480
Total investment banking revenues	65,716	-	-	-	-	-	65,716
Commissions	12,062	-	-	-	-	-	12,062
Research payments	5,671	-	-	-	-	-	5,671
Net trading losses	(105)	-	-	-	-	-	(105)
Total brokerage revenues	17,628	-	-	-	-	-	17,628
Base management fees	-	7,573	-	7,573	-	(1,083)	6,490
Incentive management fees	-	676	261	937	-	-	937
Total asset management fees	-	8,249	261	8,510	-	(1,083)	7,427
Total revenues from contracts with customers	$83,344	$8,249	$261	$8,510	$-	$(1,083)	$90,771

(in thousands)	Year Ended December 31, 2018

	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$54,660	$-	$-	$-	$-	$-	$54,660
Strategic advisory and private placements	33,447	-	-	-	-	-	33,447
Total investment banking revenues	88,107	-	-	-	-	-	88,107
Commissions	15,578	-	-	-	-	-	15,578
Research payments	5,741	-	-	-	-	-	5,741
Net trading losses	(609)	-	-	-	-	-	(609)
Total brokerage revenues	20,710	-	-	-	-	-	20,710
Base management fees	-	17,534	-	17,534	-	(4,785)	12,749
Incentive management fees	-	1,327	5,318	6,645	-	(246)	6,399
Total asset management fees	-	18,861	5,318	24,179	-	(5,031)	19,148
Total revenues from contracts with customers	$108,817	$18,861	$5,318	$24,179	$-	$(5,031)	$127,965

17. Employee Benefits

All salaried employees of the Company are eligible to participate in the JMP Group 401(k) Plan after three months of employment. Participants may contribute up to the limits set by the U.S. Internal Revenue Service. Effective January 1, 2015, the Company contributes a match of 100% of each participant’s contributions to the JMP Group 401(k) Plan up to a maximum of 3% of the participant’s compensation plus 50% of the participant’s elective deferrals between 3% and 5%. All participants are immediately vested 100% on matched contributions. The Company recorded JMP Group 401(k) Plan matching expense of $1.4 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

18. Income Taxes

JMP Group LLC’s election to be taxed as a corporation for United States federal income tax purposes was approved by the Internal Revenue Service with an effective date of January 1, 2019. The income derived from its previously untaxed pass-through entities will now be taxed at a U.S. federal and state corporate rate, along with the Company’s corporate subsidiaries.

  The components of the Company’s income tax expense (benefit) for the years ended December 31, 2019 and 2018 are as follows:

(In thousands)	Year Ended December 31,
	2019	2018
Federal	$248	$1,044
State	45	246
Total current income tax expense	293	1,290

Federal	(5,487)	(233)
State	(1,633)	110
Total deferred income tax expense (benefit)	(7,120)	(123)
Total income tax expense (benefit)	$(6,827)	$1,167

  As of December 31, 2019 and 2018, the components of deferred tax assets and liabilities have been recorded in other assets and other liabilities in the Statements of Financial Condition and are as follows:

(In thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Equity based compensation	$59	$846
Interest expense limitation	59	1,169
Reserves and allowances	222	1,556
California Enterprise Zone credit	304	304
Federal and other state net operating loss	4,928	161
Accrued compensation and related expenses	2,502	-
Deferred compensation	636	847
Available for sale securities	1,752	-
Investment in partnerships	1,922	-
Tax basis difference - CLOs	1,689	-
Lease liability	6,823	-
Other	510	1,012
Total deferred tax assets	21,406	5,895
Deferred tax liabilities:
Investment in partnerships	(1,772)	(1,376)
Net unrealized gains on investments	(457)	(629)
Right of use assets	(5,275)	-
Other	(1,141)	-
Total deferred tax liabilities	(8,645)	(2,005)

Net deferred tax asset before valuation allowance	12,761	3,890

Valuation allowance	-	-
Net deferred tax assets	$12,761	$3,890

         As of December 31, 2019, the Company has federal and various state (post-apportioned) net operating losses of $18.0 million and $20.0 million, respectively. The federal net operating losses have no expiration date and the various state net operating losses will begin to expire in 2034. The Company also has tax credits generated under the California Enterprise Zone Program totaling $0.3 million which expire between 2023 and 2026. Management believes that the federal and state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences and forecasted income over the next few years.

  A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Tax at federal statutory tax rate	21.00%	21.00%
State income tax, net of federal tax benefit	11.78%	-684.88%
Non-CLO non-controlling interest	-0.01%	-97.55%
Adjustment for permanent items (Other)	-1.27%	-147.19%
PTP investment income	0.00%	338.13%
Adjustment for prior year taxes	-0.36%	-487.11%
Adjustment for change in tax status	25.01%	0.00%
Equity compensation shortfall	-5.12%	-904.88%
Effective tax rate	51.03%	-1962.48%

         The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2019 is primarily attributable to the change in tax status from non-taxable to taxable which resulted in JMP recognizing the initial temporary differences between book basis and tax basis of assets and liabilities. The set-up of the deferred tax assets due to the conversion from a PTP to a C-Corp resulted in a substantial rate impact which caused a majority of the difference.

         The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The Company filed income tax returns with the federal government and various state and local income tax examinations for years prior to 2019. There is no material state tax exposure as of December 31, 2019.

19. Commitments and Contingencies

  In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels.  At both December 31, 2019 and 2018, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both December 31, 2019 and 2018. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had unfunded commitments to lend of $0.8 million and $28.7 million as of December 31, 2019 and 2018, respectively. Using the average market bid and ask quotation obtained from a loan pricing service, the Company determined the fair value of the unfunded commitments to be $0.8 million and $27.0 million as of December 31, 2019 and 2018, respectively.

20. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $16.9 million and $29.8 million, which were $15.5 million and $28.7 million in excess of the required net capital of $1.4 million and $1.1 million at December 31, 2019 and 2018, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.25 to 1 and 0.57 to 1 at December 31, 2019 and 2018, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

21. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of December 31, 2019 and 2018, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $17.3 million and $18.6 million, respectively, which consisted of investments in hedge and other private funds of $8.6 million for both periods and an investment in HCC common stock of $8.7 million and $10.0 million, respectively. Base management fees earned from these affiliated entities were $6.5 million and $12.7 million for the years ended December 31, 2019 and 2018. Also, the Company earned incentive fees of $0.9 million and $6.4 million, from these affiliated entities for the years ended December 31, 2019 and 2018, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2018, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of December 31, 2019 and December 31, 2018, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of the loan was $2.5 million and $2.3 million as of December 31, 2019 and December 31, 2018, respectively, using the bid price.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of December 31, 2019, the carrying value of the note payable was $0.8 million.

On January 9, 2018, the Company sold a 30% subscription into an investment series held by a subsidiary to an affiliate. The transaction resulted in the admission of the affiliate into the limited liability company subsidiary as a non-controlling member. The Company recorded $0.5 million and as capital attributable to non-controlling interest upon execution as of December 31, 2019. The Company has allocated income on the investment based on the affiliate's pro-rata share of ownership of the investment series of $56 thousand and $57 thousand for the years ended December 31, 2019 and 2018, respectively.

22. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at December 31, 2019 and 2018 have subsequently settled with no resulting material liability to the Company. For the years ended December 31, 2019 and 2018, the Company had no material loss due to counterparty failure, and has no obligations outstanding under the indemnification arrangement as of December 31, 2019 and 2018.

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

23. Litigation

The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters the Company has been and currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty, except for the matter described below. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business.

In December 2019, plaintiffs in a class action lawsuit and the Company, as defendant, entered into an agreement to settle such lawsuit by paying $3.0 million (the “Settlement Amount”) into a settlement fund escrow account following the preliminary approval of such settlement by the court, which approval was granted on March 9, 2020.  Concurrently with entering into the settlement agreement, the Company entered into an agreement with a third party indemnifying the Company with respect to such lawsuit whereby such indemnifying party would pay the Settlement Amount into the settlement fund escrow account on behalf of the Company at the time such payment comes due on March 30, 2020.  The timely performance of these two agreements is expected to result in no impact on the results of operations or cash flows of the Company. The indemnification payment receivable and settlement liability have been separately recorded and included in the Consolidated Statements of Financial Condition within other assets and other liabilities.

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

24. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In connection with the CLOs, the Company had standby letters of credit of zero and $1.4 million as of December 31, 2019 and 2018, respectively. In addition, the Company had unfunded commitments to lend to a borrower. See Note 19 for description of the Company's unfunded commitments to lend as of December 31, 2019 and 2018.

25. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management Fee Income, Investment Income, and Corporate costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management Fee Income segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations (through March 2019). The Investment income segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities, and interest expense related to the Company's bond issuance. The Corporate Costs segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses.

 During the year ended 2018, the Company changed its internal reporting which resulted in changes to the Company's segment information. The Company has restated the prior period presented herein to conform to the new presentation.

 Management uses operating net income as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense related to historical equity awards granted in prior periods, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants, (vi) reverses the impairment of CLO equity recorded among principal transactions (vii) excludes general loan loss provisions related to the CLOs, (vii) reverses one-time transaction costs related to the refinancing of the debt; (viii) one-time expense associated with redemption of debt underlying the CLOs, the redemption of other debt, and the resulting acceleration of amortization of remaining capitalized issuance costs for each; and (ix) presents revenues and expenses on a basis that deconsolidates the CLOs and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

.

The Company’s segment information for the years ended December 31, 2019 and 2018 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

(In thousands)	Year Ended December 31,
	2019		2018
Broker-Dealer
Non-interest revenues	$83,364		$108,841
Total net revenues after provision for loan losses	$83,364		$108,841
Non-interest expenses	90,066		97,910
Segment operating pre-tax net income	$(6,702)		$10,931
Segment assets	$62,425		$67,594
Asset Management Fee Income
Non-interest revenues	$8,691		$18,471
Total net revenues after provision for loan losses	$8,691		$18,471
Non-interest expenses	9,352		19,422
Segment operating pre-tax net (loss) income	$(661)		$(951)
Segment assets	$12,281		$23,897
Investment Income
Non-interest revenues	$10,752		$7,021
Net interest income	5,317		12,681
Loss on repurchase, reissuance or early retirement of debt	-		(42)
Provision for loan losses	(438)		(1,638)
Total net revenues after provision for loan losses	$15,631		$18,022
Non-interest expenses	2,351		11,006
Segment operating pre-tax net income	$13,280		$7,016
Segment assets	$84,003		$1,294,864
Corporate Costs
Non-interest expenses	$7,067		$10,069
Segment operating pre-tax net loss	$(7,067)		$(10,069)
Segment assets	$234,443		$250,402
Eliminations
Non-interest revenues	$(1,140)		$(4,674)
Total net revenues after provision for loan losses	$(1,140)		$(4,674)
Non-interest expenses	(1,140)		(4,676)
Segment operating pre-tax net income (loss)	$-		$2
Segment assets	$(162,895)		$(245,515)
Consolidating adjustments and reconciling items
Non-interest revenues	$(6,033)	(a)	$(2,215)	(a)
Net interest income	26	(b)	4,261	(b)
Loss on repurchase or early retirement of debt	(458)		(2,796)
Provision for loan losses	0		(3,486)
Total net revenues after provision for loan losses	$(6,465)		$(4,236)
Non-interest expenses	5,768	(c)	2,749	(c)
Non-controlling interest expense	(7)		964
Segment operating pre-tax net loss	$(12,226)		$(7,949)
Segment assets	-		-
Total Segments
Non-interest revenues	$95,634		$127,444
Net interest income	5,343		16,942
Loss on repurchase, reissuance or early retirement of debt	(458)		(2,838)
Provision for loan losses	(438)		(5,124)
Total net revenues after provision for loan losses	$100,081		$136,424
Non-interest expenses	113,464		136,480
Non-controlling interest expense	(7)		964
Loss before income taxes	$(13,376)		$(1,020)
Total assets	$230,257		$1,391,242

(a)	Non-interest revenue adjustments are comprised of mark-to-market gains/losses on strategic equity investments and warrants, deferred compensation invested in funds, and unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, included depreciation and amortization.
(b)	The net interest income adjustment is comprised of costs related to refinancing and early retirement of debt.
(c)	Non-interest expense adjustments relate to reversals of share-based and deferred compensation and the amortization expense related to an intangible asset.

(In thousands)	Year Ended December 31,
	2019	2018
Operating net income	$(851)	$6,018
Addback of segment income tax expense	(299)	911
Total segments adjusted operating pre-tax net income	$(1,150)	$6,929
Subtract
Share-based awards and deferred compensation	4,079	167
General loan loss provision – CLOs, CLO warehouse	-	2,878
Early debt retirement	625	1,488
Impairment – CLO equity	4,204	-
Restructuring costs – CLOs	-	54
Amortization of intangible asset – CLO III	277	276
Unrealized loss – real estate-related depreciation and amortization	1,779	2,233
Unrealized mark-to-market loss – strategic equity investments	1,262	853
Total consolidation adjustments and reconciling items	12,226	7,949
Consolidated pre-tax net loss attributable to JMP Group LLC	$(13,376)	$(1,020)

Income tax expense (benefit)	(6,827)	1,167
Consolidated net loss attributable to JMP Group LLC	$(6,549)	$(2,187)

26. Summarized financial information for equity method investments

The Company had a significant investment in real estate entities as of December 31, 2019 and 2018. Summarized combined consolidated financial information as of and for the years ended December 31, 2019 and 2018, is presented as follows:

	December 31,
(In thousands)	2019	2018
Real estate properties, net	$1,005,927	$1,017,203
Total assets	$1,137,263	$1,176,148

Mortgages payable, net	$1,281,738	$1,275,985
Total liabilities	$1,318,941	$1,312,062

Total owners' deficit	$(181,678)	$(135,914)
Total liabilities and owners' deficit	$1,137,263	$1,176,148

Total revenues	$194,428	$189,742
Net loss	$(18,001)	$(109,217)

27. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. In the first quarter of 2019, the Company deconsolidated its CLOs from its Consolidated Statements of Financial Condition but retained an ownership investment in the CLOs. As the CLOs are VIEs, the CLOs are presented in the nonconsolidated VIE table as of December 31, 2019. See Note 1 for additional information on deconsolidation of the CLOs. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	December 31, 2019				December 31, 2018
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$73,266	$-	$73,266	$1,439,442	$-	$-	$-	$-
Fund investments	10,396	207	14,196	346,206	5,083	-	7,028	224,835
Other investments	4,424	95	4,424	1,140,128	933	-	933	1,176,148
Total	$88,086	$302	$91,886	$2,925,776	$6,016	$-	$7,961	$1,400,983

28. Consolidating Financial Statements

         JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s Senior Notes (Note 9). In conjunction with the Reorganization Transaction, on January 1, 2015, JMP Group LLC and JMP Investment Holdings became guarantors of JMP Group Inc. The guarantee is full and unconditional. One of the non-guarantor subsidiaries, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

The following consolidating financial statements present the financial condition, results of operations, and cash flows of JMP Group LLC and JMP Investment Holdings LLC (collectively, “Parent Companies and Guarantors”), JMP Group Inc. (“Subsidiary Issuer”), and all other consolidated subsidiaries (collectively, “Non-Guarantor Subsidiaries”) in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

	As of December 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$3,174	$9,384	$37,072	$-	$49,630
Restricted cash and deposits	-	1,287	-	-	1,287
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	9,066	-	9,066
Marketable securities owned, at fair value	10,579	23,623	38,899	-	73,101
Other investments	4,036	2,910	28,363	-	35,309
Loans held for investment, net of allowance for loan losses	1,103	92	15	-	1,210
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	-	-	-
Interest receivable	-	13	1,029	(540)	502
Fixed assets, net	-	-	4,267	-	4,267
Operating lease right-of-use asset	-	19,632	-	-	19,632
Other assets	629	73,761	45,871	(84,008)	36,253
Investment in subsidiaries	201,594	72,055	-	(273,649)	-
Total assets	$221,115	$202,757	$164,582	$(358,197)	$230,257

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$3,855	$-	$3,855
Accrued compensation	-	-	30,253	-	30,253
Interest payable	-	463	597	(540)	520
Notes payable	72,034	-	18,745	(83,967)	6,812
Bond payable, net of debt issuance costs	34,278	48,306	-	-	82,584
Operating lease liability	-	25,394	-	-	25,394
Other liabilities	10,805	218	8,387	68	19,478
Total liabilities	$117,117	$74,381	$61,837	$(84,439)	$168,896

Total shareholders' (deficit) equity	103,998	128,376	103,285	(273,971)	61,688
Nonredeemable Non-controlling Interest	$-	$-	$(540)	$213	$(327)
Total equity	$103,998	$128,376	$102,745	$(273,758)	$61,361
Total liabilities and equity	$221,115	$202,757	$164,582	$(358,197)	$230,257

	As of December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Assets
Cash and cash equivalents	$4,863	$8,755	$57,309	$-	$70,927
Restricted cash and deposits	-	1,221	60,660	-	61,881
Investment banking fees receivable, net of allowance for doubtful accounts	-	-	6,647	-	6,647
Marketable securities owned, at fair value	10,027	-	8,921	(74)	18,874
Other investments	10,922	1,785	13,262	(9,845)	16,124
Loans held for investment, net of allowance for loan losses	1,139	-	28,469	-	29,608
Loans collateralizing asset-backed securities issued, net of allowance for loan losses	-	-	1,161,463	-	1,161,463
Interest receivable	137	1	3,345	(479)	3,004
Fixed assets, net	-	-	2,351	-	2,351
Other assets	(18,812)	121,932	63,386	(146,143)	20,363
Investment in subsidiaries	317,113	77,427	-	(394,540)	-
Total assets	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$-	$4,626	$-	$4,626
Accrued compensation	-	150	41,459	-	41,609
Asset-backed securities issued, net of debt issuance costs	-	-	1,122,187	(9,845)	1,112,342
Interest payable	-	1,071	10,614	(475)	11,210
Notes payable	127,603	-	17,763	(144,537)	829
CLO warehouse credit facilities	-	-	22,500	-	22,500
Bond payable, net of debt issuance costs	-	83,572	-	(75)	83,497
Other liabilities	2,700	7,603	8,620	(1,500)	17,423
Total liabilities	$130,303	$92,396	$1,227,769	$(156,432)	$1,294,036

Total shareholders' (deficit) equity	181,497	118,725	178,346	(394,861)	83,707
Nonredeemable Non-controlling Interest	$13,589	$-	$(302)	$212	$13,499
Total equity	$195,086	$118,725	$178,044	$(394,649)	$97,206
Total liabilities and equity	$325,389	$211,121	$1,405,813	$(551,081)	$1,391,242

	For the Year Ended December 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$65,716	$-	$65,716
Brokerage	-	-	17,628	-	17,628
Asset management fees	-	-	7,517	(90)	7,427
Principal transactions	1,031	(1,711)	2,024	-	1,344
Gain (loss) on sale, payoff and mark-to-market of loans	-	-	(38)	-	(38)
Net dividend income	129	101	954	-	1,184
Other income	455	190	1,728	-	2,373
Equity earnings of subsidiaries	3,576	(7,261)	-	3,685	-
Non-interest revenues	5,191	(8,681)	95,529	3,595	95,634

Interest income	4,219	4,998	19,135	(6,551)	21,801
Interest expense	(4,198)	(7,216)	(11,596)	6,552	(16,458)
Net interest income	21	(2,218)	7,539	1	5,343

Loss on repurchase, reissuance or early retirement of debt	-	(458)	-	-	(458)
Provision for loan losses	-	(438)	-	-	(438)

Total net revenues after provision for loan losses	5,212	(11,795)	103,068	3,596	100,081

Non-interest expenses
Compensation and benefits	831	4,213	72,270	-	77,314
Administration	656	476	8,345	(90)	9,387
Brokerage, clearing and exchange fees	-	-	2,706	-	2,706
Travel and business development	97	71	5,072	-	5,240
Managed deal expense	-	-	3,136	-	3,136
Communications and technology	4	6	4,380	-	4,390
Occupancy	-	-	5,229	-	5,229
Professional fees	2,145	279	1,935	-	4,359
Depreciation	-	-	1,203	-	1,203
Other	279.00	-	221	-	500
Total non-interest expenses	4,012	5,045	104,497	(90)	113,464
Net income (loss) before income tax expense	1,200	(16,840)	(1,429)	3,686	(13,383)
Income tax expense (benefit)	(503)	(6,574)	250	-	(6,827)
Net income (loss)	1,703	(10,266)	(1,679)	3,686	(6,556)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	167	-	(174)	-	(7)
Net income (loss) attributable to JMP Group LLC	$1,536	$(10,266)	$(1,505)	$3,686	(6,549)

	For the Year Ended December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Revenues
Investment banking	$-	$-	$88,107	$-	$88,107
Brokerage	-	-	20,710	-	20,710
Asset management fees	-	-	19,449	(301)	19,148
Principal transactions	(2,707)	(558)	978	-	(2,287)
Gain (loss) on sale, payoff and mark-to-market of loans	(771)	-	239	-	(532)
Net dividend income	1,123	39	119	-	1,281
Other income	-	-	1,017	-	1,017
Equity earnings of subsidiaries	19,309	5,528	-	(24,837)	-
Non-interest revenues	16,954	5,009	130,619	(25,138)	127,444

Interest income	2,746	4,426	68,470	(9,148)	66,494
Interest expense	(4,438)	(8,805)	(45,452)	9,143	(49,552)
Net interest income	(1,692)	(4,379)	23,018	(5)	16,942

Loss on repurchase, reissuance or early retirement of debt	(42)	(170)	(2,626)	-	(2,838)
Provision for loan losses	(204)	-	(4,920)	-	(5,124)

Total net revenues after provision for loan losses	15,016	460	146,091	(25,143)	136,424

Non-interest expenses
Compensation and benefits	2,893	4,034	90,432	-	97,359
Administration	620	464	8,121	(301)	8,904
Brokerage, clearing and exchange fees	-	-	3,097	-	3,097
Travel and business development	75	39	4,716	-	4,830
Managed deal expense	-	-	4,849	-	4,849
Communications and technology	3	6	4,098	-	4,107
Occupancy	-	-	4,770	-	4,770
Professional fees	2,437	354	2,655	-	5,446
Depreciation	-	-	1,124	-	1,124
Other	277	-	1,717	-	1,994
Total non-interest expenses	6,305	4,897	125,579	(301)	136,480
Net income (loss) before income taxes	8,711	(4,437)	20,512	(24,842)	(56)
Income tax expense (benefit)	-	(2,529)	3,696	-	1,167
Net income (loss)	8,711	(1,908)	16,816	(24,842)	(1,223)
Less: Net income (loss) attributable to nonredeemable non-controlling interest	1,224	-	(260)	-	964
Net income (loss) attributable to JMP Group LLC	$7,487	$(1,908)	$17,076	$(24,842)	$(2,187)

	For the Year Ended December 31, 2019
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,667	$(1,494)	$826	$(21,890)	$(18,891)

Cash flows from investing activities:
Purchases of fixed assets	-	-	(1,388)	-	(1,388)
Purchases of other investments	(499)	(871)	(11,234)	-	(12,604)
Sales or distributions from other investments	1,464	830	8,987	(881)	10,400
Funding of loans collateralizing asset-backed securities issued	-	-	(35,153)	-	(35,153)
Funding of loans held for investment	(1,136)	(963)	(23,580)	-	(25,679)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	23,806	-	23,806
Sale, payoff and principal receipts on loans held for investment	1,021	7	6,913	-	7,941
Net decrease in cash due to deconsolidation	-	-	(27,771)	-	(27,771)
Investment in subsidiary	48,446	7,262	-	(55,708)	-
Net cash provided by (used in) investing activities	$49,296	$6,265	$(59,420)	$(56,589)	$(60,448)

Cash flows from financing activities:
Repayment of bonds payable	-	(36,000)	-	75	(35,925)
Proceeds from bond issuance	36,000	-	-	-	36,000
Proceeds from drawdowns on CLO warehouse facilities	-	-	7,750	-	7,750
Repayment of note payable	-	-	(10,600)	-	(10,600)
Proceeds from drawdowns on line-of-credit	-	-	16,583	-	16,583
Payment of debt issuance costs	(1,722)	(52)	(113)	-	(1,887)
Repayment of asset-backed securities issued	-	-	(1,679)	878	(801)
Repayment of notes payable	(20,500)	-	(5,000)	25,500	-
Distributions and distribution equivalents paid on common shares and RSUs	(3,526)	-	-	-	(3,526)
Purchases of common shares for treasury	(8,615)	-	-	-	(8,615)
Distributions to non-controlling interest shareholders	(912)	-	(65)	-	(977)
Employee taxes paid on shares withheld for tax-withholding purposes	(554)	-	-	-	(554)
Capital contributions of parent	(54,817)	31,970	(29,178)	52,025	-
Net cash provided by (used in) financing activities	$(54,646)	$(4,082)	$(22,302)	$78,478	$(2,552)
Net increase (decrease) in cash and cash equivalents	(1,683)	689	(80,896)	-	(81,891)
Cash, cash equivalents and restricted cash, beginning of period	4,863	9,976	117,969	-	132,808
Cash, cash equivalents and restricted cash, end of period	$3,180	$10,665	$37,073	$-	$50,917

	For the Year Ended December 31, 2018
	Parent Companies and Guarantors	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated JMP Group LLC
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,905	$12,064	$34,578	$(34,900)	$22,647

Cash flows from investing activities:
Purchases of fixed assets	-	-	(1,153)	-	(1,153)
Purchases of other investments	(5,896)	(431)	(47)	4,453	(1,921)
Sales or distributions from other investments	13,394	1,189	3,870	(4,411)	14,042
Funding of loans collateralizing asset-backed securities issued	-	-	(434,820)	-	(434,820)
Funding of loans held for investment	(678)	-	(339,196)	-	(339,874)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	-	399,161	-	399,161
Sale, payoff and principal receipts on loans held for investment	2,881	-	26,635	-	29,516
Investment in subsidiary	37,106	(6,652)	-	(30,454)	-
Net cash provided by (used in) investing activities	$46,807	$(5,894)	$(345,550)	$(30,412)	$(335,049)

Cash flows from financing activities:
Redemption/repurchase of bonds payable	-	(9,980)	-	-	(9,980)
Proceeds from issuance of repurchase agreement	3,878	-	-	-	3,878
Proceeds from drawdowns on CLO warehouse facilities	-	-	286,250	-	286,250
Repayments on CLO V warehouse facility	-	-	(325,000)	-	(325,000)
Proceeds from sale of note payable to affiliate	-	-	829	-	829
Payments of debt issuance costs	-	(203)	(1,715)	21	(1,897)
Repayment of asset-backed securities issued	(4,453)	-	(327,926)	-	(332,379)
Repayment of notes payable	(10,000)	-	-	10,000	-
Repayment of repurchase agreement	(3,878)	-	-	-	(3,878)
Proceeds from issuance of asset-backed securities issued	-	-	699,107	-	699,107
Reissuance of asset-back securities	4,411	-	42	-	4,453
Distributions and distribution equivalents paid on common shares and RSUs	(7,874)	-	-	-	(7,874)
Capital contributions of nonredeemable non-controlling interest holders	-	-	449	-	449
Purchases of common shares for treasury	(3,250)	-	-	-	(3,250)
Purchase of subsidiary shares from non-controlling interest holders	(656)	-	656	-	-
Distributions to non-controlling interest shareholders	(2,304)	-	(110)	-	(2,414)
Employee taxes paid on shares withheld for tax-withholding purposes	(405)	-	-	-	(405)
Capital contributions of parent	(41,950)	7,699	(21,040)	55,291	-
Net cash provided by (used in) financing activities	$(66,481)	$(2,484)	$311,542	$65,312	$307,889
Net increase (decrease) in cash and cash equivalents	(8,769)	3,686	570	-	(4,513)
Cash, cash equivalents and restricted cash, beginning of period	13,632	6,290	117,399	-	137,321
Cash, cash equivalents and restricted cash, end of period	$4,863	$9,976	$117,969	$-	$132,808

29. Subsequent Events

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged globally and continued into the first quarter of 2020. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration and continued spread of the outbreak.  The outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period and cannot be estimated at this time.

On February 5, 2020 the Company granted approximately 2.4 million stock options to certain employees of the Company as part of the 2019 deferred compensation program; 50% of these units will vest on December 1, 2020 and the remaining 50% will vest on December 1, 2021, subject to the grantees’ continued employment through such dates.

       On February 19, 2020 the Company announced that it is suspending its quarterly dividend program.

Upon the securitization of Medalist Partners Corporate Finance CLO VI in February 2020, the Company received $13.7 million in cash from the CLO VI warehouse and recognized a gain of $1.0 million.

On February 24, 2020, the Company launched a tender offer (the “Self Tender Offer”) to repurchase for cash up to 3,000,000 shares representing limited liability company interests in the Company (the “Shares”). On February 24, 2020, the Company filed a tender offer statement on Schedule TO (the “Schedule TO”) with the Securities and Exchange Commission (the “SEC”). The Self-Tender Offer was terminated on March 19, 2020 as a result of multiple conditions to the Self Tender Offer, including share price and market index conditions, not having been satisfied.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), has evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended as of December 31, 2019, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the sections of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, captioned “Board of Directors,” “Compensation of Directors,” and “Delinquent Section 16(a) Reports,” to the extent required, which are incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, captioned “Executive Compensation” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, captioned “Related Party Transactions” and “Director Independence” which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the sections of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, captioned “Fees Paid to Independent Registered Public Accounting Firm” which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)         Documents filed as part of this Form 10-K:

1.         Financial Statements

The following financial statements of JMP Group LLC, together with the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in this Annual Report:

The Report of Independent Registered Public Accounting Firm, the financial statements and the notes to the financial statements listed above are set forth beginning on page 58 of this Annual Report.

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K.

See the Exhibit Index immediately following this page for a list of the exhibits being filed or furnished with or incorporated by reference into this Form 10-K.

Item 16. Form 10-K Summary

None.

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

4.5

Second Amended and Restated Credit Agreement, by and among JMP Group Inc., certain lenders and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 1, 2014).

4.6

Third Supplemental Indenture, dated as of October 15, 2014, by and among JMP Group Inc., JMP Group LLC, JMP Investment Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s current report filed on Form 8-K dated January 2, 2015).

4.7	Indenture, dated as of June 29, 2017 among JMP Credit Advisors CLO IV Ltd., as Issuer, JMP Credit Advisors CLO IV LLC, as CO-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.10 to the Registrants current report on Form 8-K filed on July 3, 2017).

4.8	Fourth Supplemental Indenture dated as of November 28, 2017 among JMP Group Inc., JMP group LLC, JMP Investment Holdings LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-k filed on November 28, 2017).

4.9	Form of 7.25 Senior Note due 2027 and Notation of Guarantee (included as of Exhibits A + B to Exhibit 4.8 above)

4.10	Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 26, 2019).

4.11	First Supplemental Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on September 26, 2019).

4.12	Form of 6.875% Senior Note due 2029 (included as Exhibit A to Exhibit 4.11 above).

4.13*	Description of JMP Group LLC's securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

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

10.15	Collateral Administration Agreement, dated as of June 29, 2017, by and among JMP Credit Advisors CLO IV Ltd., JMP Credit Advisors LLC and U.S. Bank National Association, as collateral administrator (incorporated by reference from Exhibit 10.15 to the Company’s Form 8-K filed on July 3, 2017).

10.16	Amendment Number Three to Second Amended and Restated Credit Agreement, dated May 9, 2017, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 8, 2017).

10.17	Amendment Number Eight to Revolving Note and Cash Subordination Agreement & Revolving Note, dated May 9, 2017, between JMP Securities LLC, City National Bank (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 8, 2017).

10.18	Credit Agreement, dated as of July 31, 2017, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed on November 9, 2017).

10.19	Indenture, dated as of February 20, 2018, among JMP Credit Advisors CLO III(R) Ltd., as Issuer, JMP Credit Advisors CLO III(R) LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K filed on February 22, 2018).

10.20	First Amendment to Credit Agreement, dated as of May 2, 2018, among JMP Credit Advisors CLO V Ltd,. as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed on May 10, 2018).

10.21	Second Amendment to Credit Agreement, dated as of June 21, 2018, among JMP Credit Advisors CLO V Ltd., as Borrower, JMP Credit Advisors LLC, as Collateral Manager, and BNP Paribas, as Lender (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed on June 21, 2018).

10.22	Indenture, dated as of July 26, 2018, among JMP Credit Advisors CLO V Ltd., as Issuer, JMP Credit Advisors CLO V LLC, as Co-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on July 27, 2018).

10.23	Amendment Number Nine to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 6, 2018, by and between JMP Securities LLC and City National Bank (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed on August 7, 2018).

10.24	Amendment Number Four to Second Amended and Restated Credit Agreement, dated August 6, 2018, by and between JMP Holding LLC, the lenders, and City National Bank (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed on August 7, 2018).

10.25	Credit Agreement, dated as of October 11, 2018, by and among BNP Paribas, as lender and administrative agent, JMP Credit Advisors Long-Term Warehouse Ltd., as borrower, JMP Credit Advisors CLO VI Warehouse Ltd., as a subsidiary of borrower, each other CLO Subsidiary from time to time party thereto, JMP Credit Advisors LLC, as collateral manager, and JMP Capital LLC as preferred investor (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed on October 12, 2018).

10.26	Lease Agreement, dated August 10, 2011, between Transamerica Pyramid Properties, LLC, as landlord, and JMP Group Inc., as tenant (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed on November 9, 2018).

10.27	Third Amendment to Office Lease, dated as of October 31, 2018, by and among Transamerica Pyramid Properties, LLC as landlord, and JMP Group Inc. as tenant (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-Q filed on November 9, 2018).

10.28	Form of Deferred Restricted Share Unit Award Agreement (Section 16) (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed on February 6, 2019).

10.29	Indenture, dated as of June 29, 2017 among JMP Credit Advisors CLO IV Ltd., as Issuer, JMP Credit Advisors CLO IV LLC, as CO-Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.10 to the Registrants current report on Form 8-K filed on July 3, 2017).

10.30	Second Amended and Restated Credit Agreement, by and among JMP Group Inc., certain lenders and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 1, 2014).

10.31	Amendment Number Five to Second Amended and Restated Credit Agreement dated as of July 1, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K filed on July 3, 2019).

10.32	Amendment Number Six to Second Amended and Restated Credit Agreement dated September 5, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K filed on September 6, 2019).

10.33	Amendment Number Ten to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 6, 2019, by and between JMP Securities LLC and City National Bank, a national banking association (incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-Q filed on November 12, 2019).

21*	List of subsidiaries of JMP Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL), inline: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020

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