Form 10-Q
period 2020-03-31
JMP GROUP LLC
filed 2020-05-08
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

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

(Address of principal executive offices and Zip code)

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC	JMP	New York Stock Exchange
JMP Group LLC 6.875% Senior Notes due 2029	JMPNZ	The NASDAQ Global Market
JMP Group Inc. 7.25% Senior Notes due 2027	JMPNL	The NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

JMP Group LLC shares representing limited liability company interests outstanding as of May 5, 2020: 19,577,409.

Table of Contents

 AVAILABLE INFORMATION

JMP Group LLC is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access JMP Group LLC’s SEC filings.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019 (1)
Assets
Cash and cash equivalents	$38,435	$49,630
Restricted cash	1,287	1,287
Investment banking fees receivable	5,757	9,066
Marketable securities owned at fair value	56,024	73,101
Other investments (includes $13,468 and $14,206 measured at fair value at March 31, 2020 and December 31, 2019, respectively)	21,987	35,309
Loans held for investment, net of allowance for loan losses	1,181	1,210
Interest receivable	392	502
Fixed assets, net	3,984	4,267
Operating lease right-of-use asset	18,802	19,632
Other assets	41,195	36,253
Total assets	$189,044	$230,257

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$1,959	$3,855
Accrued compensation	5,592	30,253
Interest payable	711	520
Note payable	6,812	6,812
Bond payable (net of debt issuance costs of $3,229 and $3,416 at March 31, 2020 and December 31, 2019, respectively)	80,636	82,584
Operating lease liability	24,359	25,394
Other liabilities	17,763	19,478
Total liabilities	137,832	168,896

Commitments and Contingencies (Note 16)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 22,797,092 shares issued at March 31, 2020 and December 31, 2019; 19,547,006 and 19,509,349 shares outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	134,128	133,894
Treasury shares at cost, 3,250,086 and 3,287,743 shares at March 31, 2020 and December 31, 2019, respectively	(14,698)	(14,872)
Accumulated other comprehensive loss	(3,488)	(4,769)
Accumulated deficit	(64,336)	(52,588)
Total JMP Group LLC shareholders' equity	51,629	61,688
Non-controlling interest	(417)	(327)
Total equity	51,212	61,361
Total liabilities and equity	$189,044	$230,257

(1)	The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenues
Investment banking	$14,625	$11,879
Brokerage	4,187	4,535
Asset management fees	1,716	1,703
Principal transactions	(17,552)	5,288
Loss on sale, payoff and mark-to-market of loans	-	(17)
Net dividend income	227	296
Other income (loss)	935	(35)
Non-interest revenues	4,138	23,649

Interest income	2,214	14,291
Interest expense	(1,782)	(10,773)
Net interest income	432	3,518

Gain on repurchase, reissuance or early retirement of debt	697	-
Total net revenues	5,267	27,167

Non-interest expenses
Compensation and benefits	16,213	17,222
Administration	2,222	1,929
Brokerage, clearing and exchange fees	634	701
Travel and business development	922	1,021
Managed deal expenses	588	533
Communications and technology	1,129	1,053
Occupancy	1,199	1,423
Professional fees	890	1,456
Depreciation	548	297
Other	-	495
Total non-interest expenses	24,345	26,130
Net income (loss) before income taxes	(19,078)	1,037
Income tax benefit	(7,239)	(4,102)
Net income (loss)	(11,839)	5,139
Less: Net income (loss) attributable to non-controlling interest	(91)	70
Net income (loss) attributable to JMP Group LLC	$(11,748)	$5,069

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.60)	$0.24
Diluted	$(0.60)	$0.24

Weighted average common shares outstanding:
Basic	19,532	21,288
Diluted	19,532	21,429

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(11,839)	$5,139
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(8,609)	(782)
Reclassification adjustments for losses on available-for-sale securities, net of tax	9,890	-
Other comprehensive income (loss)	1,281	(782)
Comprehensive income (loss)	(10,558)	4,357
Less: Comprehensive income (loss) attributable to non-controlling interest	(91)	70
Comprehensive income (loss) attributable to JMP Group LLC	$(10,467)	$4,287

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net loss	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	$23	$(14,698)	$134,128	$(64,336)	$(3,488)	$(417)	$51,212

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income (loss)	-	-	-	-	5,069	-	70	5,139
Additional paid-in capital - share-based compensation	-	-	-	144	-	-	-	144
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,070)	-	-	(1,070)
Purchases of shares of common shares for treasury	-	-	(753)	-	-	-	-	(753)
Reissuance of shares of common shares from treasury	-	-	357	(39)	-	-	-	318
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Other comprehensive loss	-	-	-	-	-	(782)	-	(782)
Balance, March 31, 2019	22,780	$23	$(8,328)	$134,234	$(38,514)	$(782)	$(186)	$86,447

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,839)	$5,139
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Gain on repurchase, reissuance or early retirement of debt	(697)	-
Change in other investments:
(Income) loss from investments in equity method investees	(297)	46
Gain on other investments	(292)	(1,192)
Depreciation and amortization	435	1,827
Share-based compensation expense	432	462
Gain on deconsolidation	-	(3,520)
Distributions of investment income from equity method investments	256	-
Other, net	6	76
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	110	(4,838)
Decrease in receivables	3,309	1,039
Decrease in marketable securities	18,828	3,563
Increase in other assets	(5,940)	(7,978)
Decrease in marketable securities sold, but not yet purchased	(1,896)	(1,930)
Increase (decrease) in interest payable	191	(3,548)
Decrease in accrued compensation	(24,661)	(35,695)
(Decrease) increase in other liabilities	(1,188)	3,171
Net cash used in operating activities	(23,243)	(43,378)

Cash flows from investing activities:
Purchases of fixed assets	(266)	(637)
Purchases of other investments	(39)	(844)
Sales or distributions from other investments	13,694	8,312
Funding of loans collateralizing asset-backed securities issued	-	(35,153)
Funding of loans held for investment	-	(25,102)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	23,806
Sale, payoff and principal receipts on loans held for investment	34	6,876
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	(27,771)
Net cash provided by (used in) investing activities	13,423	(50,513)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from drawdowns on CLO warehouse facilities	-	7,750
Repayment of asset-backed securities issued	-	(801)
Repurchase of bonds payable	(1,349)	-
Distributions and distribution equivalents paid on common shares and RSUs	-	(1,070)
Purchase of common shares for treasury	-	(669)
Distributions to non-controlling interest shareholders	-	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(26)	(84)
Net cash (used in) provided by financing activities	(1,375)	4,213
Net decrease in cash, cash equivalents, and restricted cash	(11,195)	(89,678)
Cash, cash equivalents and restricted cash, beginning of period	50,917	132,808
Cash, cash equivalents and restricted cash, end of period	$39,722	$43,130

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,680	$14,321
Cash paid (received) during the period for taxes, net of refunds	$(7)	$89

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$200	$357
Distributions declared but not yet paid	$-	$640
Acquisition of equity securities in restructuring of loans	$-	$259
Initial recognition of operating lease right-of-use assets	$-	$23,604
Initial recognition of operating lease right-of-use liabilities	$-	$29,278
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$-	$1,226,848
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$-	$1,161,933
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$-	$12,842
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$-	$76,879
Fair value of other investments recognized on deconsolidation of subsidiaries	$-	$7,516

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Organization and Description of Business

       JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified financial services firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”), JMP Asset Management LLC (“JMPAM”) and JMP Credit Advisors LLC (“JMPCA”) (through March 19, 2019). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”), a publicly-traded business development company. JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA, which was a wholly-owned subsidiary until March 19, 2019, is an asset management platform that underwrites and manages investments in senior secured debt. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

On January 17, 2019, the non-call period of JMP Credit Advisors CLO III(R) Ltd. (“CLO III”) expired, which resulted in a change in the entity with the control over the most significant activities of the variable interest entity (“VIE”). During the non-call period the Company concluded that it was the primary beneficiary of CLO III through its combination of control over the manager and its economic interest in CLO III. When the non-call period expired, holders of a majority of the subordinated notes could refinance or liquidate the CLO and the Company determined this to be the most significant activity. The expiration of the non-call period resulted in the Company losing control over the most significant activity of CLO III as it cannot unilaterally direct this activity. The Company deconsolidated CLO III as of January 17, 2019. The Company continues to hold approximately 47% of the outstanding subordinated notes of CLO III and accounts for its ownership of the CLO III subordinated notes as an investment in a debt security. The Company recognized a gain of $1.6 million as revenue from principal transactions on the deconsolidation of CLO III in the period ended March 31, 2019.

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

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III, the “CLOs”) and as a result, deconsolidated the aforementioned CLOs as of March 19, 2019 (except CLO III which was deconsolidated on January 17, 2019). Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI through its control over JMPCA and its ownership of 100% of the equity interests of these CLOs. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million in March 2019 in revenues from principal transactions. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and accounts for its ownership of these subordinated notes as an investment in a debt security and classifies them as available-for-sale securities. The Company owned approximately 33% of the equity interests of the CLO VI warehouse as of December 31, 2019. In February 2020, MPCF completed the securitization of Medalist Partners Corporate Finance CLO VI Ltd upon which the related CLO VI warehouse was liquidated.  The Company does not hold any subordinated notes of Medalist Partners Corporate Finance CLO VI Ltd.

2. Summary of Significant Accounting Policies

Basis of Presentation

 These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (the “Annual Report”). The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

   See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the three months ended March 31, 2020, there were no significant changes made to the Company’s significant accounting policies other than those described below.

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

Recently Adopted Accounting Guidance

ASU 2018-13, Fair Value Measurement (Topic 820), was issued in August 2018 as part of the disclosure framework project to improve the effectiveness of the disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The new guidance will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted the guidance effective January 1, 2020; however, the adoption did not have a material impact on our Consolidated Statements of Financial Conditions or Consolidated Statements of Operations or on the disclosures in our Notes to the Consolidated Financial Statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$38,435	$38,435	$-	$-	$38,435
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	56,024	9,804	-	46,220	56,024
Other investments	3,267	-	-	3,267	3,267
Other investments, measured at net asset value (1)	10,201	-	-	-	-
Loans held for sale	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	1,181	-	-	1,093	1,093
Total assets:	$112,807	$49,526	$-	$52,992	$102,518

Liabilities:
Marketable securities sold, but not yet purchased	$1,959	$1,959	$-	$-	$1,959
Notes payable	6,812	-	5,983	829	6,812
Bond payable	80,636	-	54,210	-	54,210
Total liabilities:	$89,407	$1,959	$60,193	$829	$62,981

	December 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,630	$49,630	$-	$-	$49,630
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	73,101	15,245	-	57,856	73,101
Other investments	3,956	-	-	3,956	3,956
Other investments, measured at net asset value (1)	10,250	-	-	-	-
Loans held for sale	2,412	-	-	2,476	2,476
Loans held for investment, net of allowance for loan losses	1,210	-	-	1,087	1,087
Total assets:	$141,846	$66,162	$-	$65,375	$131,537

Liabilities:
Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855
Notes payable	6,812	-	5,983	829	6,812
Bond payable	82,584	-	84,821	-	84,821
Total liabilities:	$93,251	$3,855	$90,804	$829	$95,488

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

The Company determined the fair value of notes payable to approximate their carrying values. This was determined as the debt has a variable interest rate tied to LIBOR and therefore reflects market conditions. Based on the fair value methodology, the Company has identified this debt as Level 2 liabilities.

The fair value of loans held for investment identified as Level 3 assets are determined using the discounted cash flow model using the treasury rate, loan interest rate, and an internally generated risk rate.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

(In thousands)		March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$56,024	$9,804	$-	$46,220	$56,024
Other investments:
Equity investments	3,267	-	-	3,267	3,267
Investments in other funds managed by the Company (1)	5,211	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	4,990	-	-	-	-
Total other investments	13,468	-	-	3,267	3,267
Total assets:	$69,492	$9,804	$-	$49,487	$59,291

Marketable securities sold, but not yet purchased	1,959	1,959	-	-	1,959

Total liabilities:	$1,959	$1,959	$-	$-	$1,959

(In thousands)		December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$73,101	$15,245	$-	$57,856	$73,101
Other investments:
Equity investments	3,956	-	-	3,956	3,956
Investments in other funds managed by the Company (1)	5,188	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	5,062	-	-	-	-
Total other investments	14,206	-	-	3,956	3,956
Total assets:	$87,307	$15,245	$-	$61,812	$77,057

Marketable securities sold, but not yet purchased	3,855	3,855	-	-	3,855

Total liabilities:	$3,855	$3,855	$-	$-	$3,855

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of March 31, 2020 and December 31, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of March 31, 2020 and December 31, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2020 and the year ended December 31, 2019.

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

The Company’s Level 3 assets in other investments is primarily comprised of an equity investment in a private company. The Company determines the fair value of this investment using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of this investment are presented in the Significant Unobservable Inputs table below. For this investment, the Company elected the fair value option. While the Company has made other investments in private equity securities, it has not elected the fair value option for those investments as it is impractical to determine the fair value of those investments.

For the three months ended March 31, 2020, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO junior subordinated notes	Equity Investment	Total
Balance as of December 31, 2019	$57,856	$3,956	$61,812
Accrued interest	2,176	-	2,176
Investment distributions	(2,040)	-	(2,040)
Unrealized gains on investments, recognized in OCI	1,751	-	1,751
Unrealized losses on investments, recognized in earnings	(13,523)	(689)	(14,212)
Balance as of March 31, 2020	$46,220	$3,267	$49,487

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the three months ended March 31, 2020, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows from CLO debt securities, primarily due to an increase in estimated credit losses in the CLO portfolios. The CLO debt securities were determined to be impaired and the Company recorded a $13.5 million impairment charge which is included in principal transaction revenues on the Consolidated Statements of Operations.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
CLO debt securities	Discounted cash flows	Discount rate	17.5% (N/A)	17.5% (N/A)	$46,220	$57,856
		Default rate	2.0%-4.0% (2.8%)	2.0% (N/A)
		Severity rate	30.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (15.0%)	25.0% (N/A)
		Collateral liquidation price	98.0%-99.0% (98.7%)	98.0%-99.0% (98.7%)
Equity investment	Discounted cash flows	Credit factor	20% (N/A)	20% (N/A)	$2,861	$3,550
		Discount rate	16.5% (N/A)	17.7% (N/A)

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

As of March 31, 2020 and December 31, 2019, $10.2 million and $10.3 million of assets were measured using the net asset value as a practical expedient. Investments for which fair value was estimated using net asset value as a practical expedient were as follows:

			Fair Value at		Unfunded Commitments
	Redemption Notice	Redemption Notice	March 31,	December 31,	March 31,	December 31,
Dollars in thousands	Frequency	Period	2020	2019	2020	2019

Limited partner investments in private equity/ real estate funds	Nonredeemable	N/A	$4,990	$5,062	$2,084	$2,123
Investment in other funds managed by the Company	Nonredeemable	N/A	$5,211	$5,188	$1,677	$1,677

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of $2.4 million as of March 31, 2020 and December 31, 2019.

5. Available-for-Sale Securities

  The following table summarizes available-for-sale securities, which have been included in marketable securities on the Consolidated Statements of Financial Condition, in an unrealized position as of March 31, 2020 and December 31, 2019:

	March 31, 2020					December 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions
CLO debt securities	$50,990	$-	$(4,770)	$46,220	3	$64,377	$-	$(6,521)	$57,856	3

   The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In thousands)	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
5-10 years	$30,262	26,882	$38,451	33,877
10+ years	20,728	19,338	25,926	23,979
Total	$50,990	$46,220	$64,377	$57,856

During the three months ended March 31, 2020 and 2019, the Company recognized impairment losses on CLO debt securities of $13.5 million and zero, respectively, due to the fair value of the debt securities being less than the amortized cost.

6. Loans

Loans collateralizing Asset-Backed Securities issued (through March 2019)

During the period ending March 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition as of March 31, 2019. See Note 1 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

(In thousands)	Three Months Ended March 31,
	2019
	Impaired	Non-Impaired
Balance, at beginning of period	$(836)	$(9,751)
Provision for loan losses:
Specific reserve	-	-
General reserve	-	-
Charge off	181	-
Derecognition due to deconsolidation	655	9,751
Balance, at end of period	$-	$-

Loans Held for Investment

As of March 31, 2020 and December 31, 2019, the number of loans held for investment was four. The Company reviews the credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans. On March 19, 2019, the Company deconsolidated its investments in the CLO VI warehouse and a result, no longer has loans held for investment related to CLO VI on its Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019. See Note 1 for additional information on the deconsolidation.

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments.

There were no loans impaired, past due or on non-accrual status as of March 31, 2020 and December 31, 2019. There was no loan losses during the three months ended March 31, 2020. A summary of the activity in loan losses for the three months ended March 31, 2019 is as follows:

(in thousands)	Three Months Ended March 31,
	2019
	Impaired	Non-impaired
Balance, at beginning of the period	$(218)	$(181)
Provision for loan losses
Specific	-	-
General	-	-
Charge off	218	-
Derecognition due to deconsolidation	-	181
Balance, at end of the period	$-	$-

7. Debt

Bond Payable

(In thousands)	March 31, 2020	December 31, 2019

7.25% Senior Notes due 2027	$50,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(3,229)	(3,416)
Less: Consolidation elimination	(2,135)	-
Total bond payable, net	$80,636	$82,584

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

On September 27, 2019, the Company announced JMP Group Inc.’s intention to redeem the JMP Group Inc. outstanding $25.0 million principal amount of 8.00% senior notes (the “2013 Senior Notes”) on October 28, 2019. The Company opted to pay the principal and contractually owed interest to the trustee, U.S. Bank National Association, in order to satisfy and discharge the debt as of September 27, 2019. On September 27, 2019, the Company deposited sufficient funds with the trustee to satisfy and discharge the 2013 Senior Notes and the trustee acknowledged such satisfaction and discharge. In connection with the redemption, the Company recorded losses on early retirement of debt related to unamortized bond issuance costs of $0.5 million and recognized an additional $0.2 million of interest expense on the accelerated repayment during the year ended December 31, 2019. On July 18, 2019, JMP Group Inc. redeemed $11.0 million principal amount of its issued and outstanding 2013 Senior Notes due 2023. The redemption price was $25 per unit plus accrued and unpaid interest

The 7.25% senior notes due 2027 (the “2017 Senior Notes”) and the 2019 Senior Notes (collectively with the 2017 Senior Notes the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both March 31, 2020 and December 31, 2019, the Company was in compliance with the debt covenants in the indentures.

In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2019 Senior Notes and 2017 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which has been included in the Consolidated Statements of Operations, gain on repurchase, reissuance or early retirement of debt.

The future scheduled principal payments of the debt obligations as of March 31, 2020 were as follows:

(In thousands)

2020	$-
2021	-
2021	-
2022	-
2023	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	March 31, 2020	December 31, 2019

$25 million, JMP Holding credit agreement through December 31, 2020	5,983	$5,983
Note payable to an affiliate (Note 18)	829	829
Total note payable, lines of credit, and credit facilities	$6,812	$6,812

The Company’s Credit Agreement (the “Credit Agreement”) dated as of April 30, 2014, was entered by and between JMP Holding LLC (“JMP Holding”) and City National Bank (“CNB”). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. The Credit Agreement has been amended throughout its life to make various updates, clarifications and conforming changes to reflect the corporate structure and business changes of the Company since the Credit Agreements execution. The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding. The Revolver bears interest at a rate of LIBOR plus 225 bps and the Company’s outstanding balance on the Credit Agreement was $6.0 million as of March 31, 2020 and December 30, 2019, respectively. As of March 31, 2020, the Company had letters of credit outstanding under the Revolver supporting office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if three or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of the Company or any of its subsidiaries.  A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our Revolver or Converted Term Loan and require the immediate repayment of any outstanding principal and interest. In addition, our subsidiaries are restricted under the Credit Agreement under certain circumstances from making distributions to us if an event of default has occurred under the Credit Agreement. As of March 31, 2020 and December 31, 2019, we were in compliance with the loan covenants.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line accrued an unused fee at the rate of 0.25% per annum, payable monthly. On June 6, 2020, any outstanding amount under the line will convert to a term loan maturing the following year. There was no borrowing on this line of credit as of March 31, 2020 or December 31, 2019. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

8. Other Assets and Other Liabilities

At March 31, 2020 and December 31, 2019, other assets and other liabilities consisted of the following:

(In thousands)
	March 31, 2020	December 31, 2019
Accounts receivable	$4,361	$7,053
Prepaid expenses	12,469	5,152
Deferred tax asset	21,684	21,406
Loans held for sale	2,412	2,412
Other assets	269	230
Total other assets	$41,195	$36,253

Loans held for sale are carried at the lower of cost or fair value less cost to sell and have been included in other assets in the Consolidated Statement of Financial Condition.

(In thousands)
	March 31, 2020	December 31, 2019
Accounts payable & accrued liabilities	$6,408	$5,015
Deferred compensation liabilities	2,897	2,517
Deferred tax liability	8,118	8,645
Other liabilities	340	3,301
Total other liabilities	$17,763	$19,478

9. Leases

Substantially all of the leases in which the Company is the lessee are office space leases with various terms with the maximum duration through 2025. With the adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2020, operating lease agreements are required to be recognized on the Consolidated Statements of Financial Condition as a "right-of-use" (“ROU”) asset and a corresponding lease liability.

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

For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. As of March 31, 2020, the weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

March 31, 2020
Weighted-average remaining lease term
Operating leases	5.07
Weighted-average discount rate
Operating leases	6.13%

The Company leases office space in California, Illinois, Massachusetts, Minnesota, Florida, and New York under various operating leases. Occupancy expense were $1.2 million and $1.4 million for the quarters ended March 31, 2020 and 2019, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Payments
Year Ending December 31,
2020	$4,249
2021	5,758
2022	5,714
2023	5,710
2024	4,225
Thereafter	2,458
Total minimum future lease payments	28,114
Amounts representing interest	(3,755)
Present value of net future minimum lease payments	$24,359

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities	$1,652
Operating leases	$1,652

10. Shareholders’ Equity

Self-Tender Offers

On May 13, 2019, the Company launched a self-tender offer (the “2019 Tender Offer”) to repurchase for cash up to 3,000,000 shares representing limited liability interests of the Company, or approximately 14.2% of the Company’s outstanding common shares. The 2019 Tender Offer expired on June 13, 2019. The 2019 Tender Offer resulted in the Company’s repurchase of 1,816,732 shares at a purchase price of $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the 2019 Tender Offer.

On February 24, 2020, the Company launched a second tender offer (the “2020 Tender Offer”) to repurchase for cash up to 3,000,000 shares representing limited liability company interests in the Company. The 2020 Tender Offer was terminated on March 19, 2020 as a result of multiple conditions to the 2020 Tender Offer, including share price and market index conditions, not having been satisfied.

On February 19, 2020, the Company suspended its quarterly cash distributions program on outstanding shares.

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the unrealized gains and losses on available-for-sale securities included in accumulated other comprehensive income (losses), before tax, tax effect, and net of tax, for the three months ended March 31, 2020 and 2019:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Beginning balance, January 1, 2020	$(6,521)	$1,752	$(4,769)
Net unrealized losses on available-for-sale securities during the period	(11,772)	3,163	(8,609)
Reclassification adjustment for losses on available-for-sale securities	13,523	(3,633)	9,890
Balance as of March 31, 2020	$(4,770)	$1,282	$(3,488)

(In thousands)	Before Tax	Tax Effect	Net of Tax
Beginning balance, January 1, 2019	$-	$-	$-
Net unrealized losses on available-for-sale securities during the period	(1,055)	273	(782)
Balance as of March 31, 2019	$(1,055)	$273	$(782)

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

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	-	$-
Granted	2,400,000	3.04
Forfeited	(200,000)	3.04
Balance, end of period	2,200,000	$3.04

Options exercisable at end of period	-	$-

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2020:

March 31, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$3.04	2,200,000	4.85	$3.04	$-	-	-	$-	$-

        The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

    As of March 31, 2020, there was $1.3 million in unrecognized compensation expense related to share options.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

  The following table summarizes RSU activity for the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	387,006	$3.97
Granted	198,682	2.99
Vested	(44,179)	3.80
Forfeited	(3,894)	4.43
Balance, end of period	537,615	$3.62

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

 As of March 31, 2020, there was $1.1 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.42 years.

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

The computations of basic and diluted net income per share for the three months ended March 31, 2020 and 2019 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to JMP Group LLC	$(11,748)	$5,069

Denominator:
Basic weighted average shares outstanding	19,532	21,288

Effect of potential dilutive securities:
Restricted share units	-	141

Diluted weighted average shares outstanding	19,532	21,429

Net income (loss) per share
Basic	$(0.60)	$0.24
Diluted	$(0.60)	$0.24

Due to the net loss for three months ended March 31, 2020, all of the share options and restricted share units outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three months ended March 31, 2020 and March 31, 2019, respectively.

(in thousands)	Three Months Ended March 31, 2020
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$8,556	$-	$-	$-	$-	$-	$8,556
Strategic advisory and private placements	6,069	-	-	-	-	-	6,069
Total investment banking revenues	14,625	-	-	-	-	-	14,625
Commissions	3,718	-	-	-	-	-	3,718
Research payments	1,241	-	-	-	-	-	1,241
Net trading losses	(772)	-	-	-	-	-	(772)
Total brokerage revenues	4,187	-	-	-	-	-	4,187
Base management fees	-	1,727	-	1,727	-	(25)	1,702
Incentive management fees	-	275	(261)	14	-	-	14
Total asset management fees	-	2,002	(261)	1,741	-	(25)	1,716
Total revenues from contracts with customers	$18,812	$2,002	$(261)	$1,741	$-	$(25)	$20,528

(in thousands)	Three Months Ended March 31, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$6,789	$-	$-	$-	$-	$-	$6,789
Strategic advisory and private placements	5,090	-	-	-	-	-	5,090
Total investment banking revenues	11,879	-	-	-	-	-	11,879
Commissions	3,299	-	-	-	-	-	3,299
Research payments	1,209	-	-	-	-	-	1,209
Net trading losses	27	-	-	-	-	-	27
Total brokerage revenues	4,535	-	-	-	-	-	4,535
Base management fees	-	2,704	-	2,704	-	(1,007)	1,697
Incentive management fees	-	6	-	6	-	-	6
Total asset management fees	-	2,710	-	2,710	-	(1,007)	1,703
Total revenues from contracts with customers	$16,414	$2,710	$-	$2,710	$-	$(1,007)	$18,117

15. Income Taxes

JMP Group LLC’s election to be taxed as a corporation for United States federal income tax purposes was approved by the Internal Revenue Service with an effective date of January 1, 2019. The income derived from its previously untaxed pass-through entities will now be taxed at a U.S. federal and state corporate rate, along with the Company’s corporate subsidiaries.

For the three months ended March 31, 2020 and 2019, the Company recorded income tax benefit of $7.2 million and $4.1 million, respectively. The effective tax benefit rates were 37.95% and 424.85% for the three months ended March 31, 2020 and 2019, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus (COVID-19) pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act (TCJA). The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

16. Commitments and Contingencies

      In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both March 31, 2020 and December 31, 2019.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both March 31, 2020 and December 31, 2019. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both March 31, 2020 and December 31, 2019.

17. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $8.6 million and $16.9 million, which were $1.0 million and $15.5 million in excess of the required net capital of $7.6 million and $1.4 million at March 31, 2020 and December 31, 2019 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.23 to 1 and 1.25 to 1 at March 31, 2020 and December 31, 2019, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

18. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of March 31, 2020 and December 31, 2019, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $13.5 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $8.6 million for both periods and an investment in HCC common stock of $4.9 million and $8.7 million for the periods, respectively. Base management fees earned from these affiliated entities were $1.7 million for both the three months ended March 31, 2020 and 2019 respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both March 31, 2020 and December 31, 2019, the Company’s portion of the outstanding loan balance to this entity was $2.4 million.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of March 31, 2020, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

19. Guarantees

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at March 31, 2020 and December 31, 2019 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2020 and 2019, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of March 31, 2020 or December 31, 2019.

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

In December 2019, plaintiffs in a class action lawsuit and the Company, as defendant, entered into an agreement to settle such lawsuit by paying $3.0 million (the “Settlement Amount”) into a settlement fund escrow account following the preliminary approval of such settlement by the court, which approval was granted on March 9, 2020.  Concurrently with entering into the settlement agreement, the Company entered into an agreement with a third party indemnifying the Company with respect to such lawsuit whereby such indemnifying party would pay the Settlement Amount into the settlement fund escrow account on behalf of the Company at the time such payment was to come due on March 30, 2020. As of December 31, 2019, the indemnification payment receivable and settlement liability were separately recorded and included in the Consolidated Statements of Financial Condition within other assets and other liabilities. In March 2020, the indemnifying party timely paid the Settlement Amount into the settlement fund escrow account, and as a result, both the indemnification receivable and the settlement liability were removed from the Consolidated Statement of Financial Condition with no impact on the Company’s results of operations or cash flows.

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

21. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing broker. The Company may enter into margin transactions in its principal trading accounts held at the clearing broker. Such margin transactions are collateralized by the Company’s cash and securities held in those accounts. The clearing broker has the right to pledge or hypothecate such collateralized assets under the margin transaction agreement. The receivable from the clearing broker includes commissions receivable related to security transactions of customers and amounts receivable in connection with the trading of proprietary positions. The Company is also exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event that these other parties do not fulfill their obligations in the course of business dealings, the Company may be exposed to credit risk.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In addition, the Company had unfunded commitments to lend to a borrower. See Note 16 for description of the Company’s unfunded commitments to lend as of March 31, 2020 and December 31, 2019.

22. Business Segments

 The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management Fee Income, Investment Income, and Corporate costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management Fee Income segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations (through March 31, 2019). The Investment income segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities, and interest expense related to the Company's bond issuance. The Corporate Costs segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses.

  Management uses operating net income, a Non-GAAP financial measure, as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses compensation expense recognized under GAAP related to equity awards, (ii) recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants; (vi) reverses the impairment of CLO debt securities recognized in principal transactions, (vii) reverses one-time transaction costs related to the refinancing or repurchase of debt; (viii) a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC; and (ix) presents revenues and expenses on a basis that deconsolidates the CLOs (through March 31, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. These charges may otherwise obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results in a given period to those in prior and future periods.

The Company’s segment information for the three months ended March 31, 2020 and 2019 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Three Months Ended March 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$14,625	$-	$-	$-	$-	$-	$14,625	$-		$14,625
Brokerage	4,187	-	-	-	-	-	4,187	-		4,187
Asset management related fees	152	1,903	333	2,236	-	(45)	2,343	(627)	(a)	1,716
Principal transactions	-	-	81	81	-	-	81	(17,633)	(b)	(17,552)
Net dividend income	-	-	256	256	-	-	256	(29)	(c )	227
Other income	-	-	-	-	-	-	-	935	(a)	935
Net interest income	-	-	458	458	-	-	458	(26)	(c )	432
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d )	697
Total net revenues	18,964	1,903	1,914	3,817	-	(45)	22,736	(17,469)		5,267

Non-interest expenses
Non-interest expenses	19,201	2,362	151	2,513	1,792	(45)	23,461	884	(e )	24,345

Operating income (loss) before taxes	(237)	(459)	1,763	1,304	(1,792)	-	(725)	(18,353)		(19,078)

Income tax expense (benefit)	(62)	(120)	459	339	(465)	-	(188)	(7,051)	(f )	(7,239)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(a), (c ), (e )	(91)

Operating net income (loss)	$(175)	$(339)	$1,304	$965	$(1,327)	$-	$(537)	$(11,211)	(g )	$(11,748)

Segment assets	$34,685	$9,873	$78,236	$88,109	$228,197	$(161,947)	$189,044	$-		$189,044

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended March 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$11,879	$-	$-	$-	$-	$-	$11,879	$-		$11,879
Brokerage	4,535	-	-	-	-	-	4,535	-		4,535
Asset management related fees	6	2,361	46	2,407	-	(1,014)	1,399	304	(a)	1,703
Principal transactions	-	-	5,387	5,387	-	-	5,387	(99)	(b)	5,288
Loss on sale, payoff, and mark-to-market of loans	-	-	(17)	(17)	-	-	(17)	-		(17)
Net dividend income	-	-	335	335	-	-	335	(39)	(c )	296
Other income	-	-	-	-	-	-	-	(35)	(a)	(35)
Net interest income	-	-	3,322	3,322	-	-	3,322	196	(c )	3,518
										-
Total net revenues	16,420	2,361	9,073	11,434	-	(1,014)	26,840	327		27,167

Non-interest expenses
Non-interest expenses	17,900	3,090	2,549	5,639	2,060	(1,014)	24,585	1,545	(d)	26,130

Operating income (loss) before taxes	(1,480)	(729)	6,524	5,795	(2,060)	-	2,255	(1,218)		1,037

Income tax expense (benefit)	(385)	(191)	1,697	1,506	(535)	-	586	(4,688)	(e )	(4,102)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	70	(a), (c ), (d)	70

Operating net income (loss)	$(1,095)	$(538)	$4,827	$4,289	$(1,525)	$-	$1,669	$3,470	(f )	$5,069

Segment assets	$46,764	$11,053	$116,358	$127,411	$304,719	$(257,129)	$221,765	$-		$221,765

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, expenses attributable to non-controlling interests and amortization of an intangible asset related to CLO III prior to March 31, 2019.
(e)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(f)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

23. Nonconsolidated Variable Interest Entities

        VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	March 31, 2020				December 31, 2019
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$49,019	$-	$49,019	$1,500,459	$73,266	$-	$73,266	$1,439,442
Fund investments	10,203	233	13,964	355,483	10,396	207	14,196	346,206
Other investments	4,121	17	4,121	1,176,114	4,424	95	4,424	1,140,128
Total	$63,343	$250	$67,104	$3,032,056	$88,086	$302	$91,886	$2,925,776

24. Subsequent Events

 On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic.

The Company began seeing the impact of the global COVID-19 pandemic on its business in early March 2020 and such impacts have continued after the quarter-end. The Company expects to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material change. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

The Company will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this pandemic may have on the global financial markets and the overall economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company’s businesses, including a material reduction in revenue, fair value of financial instruments, and its results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2019 contained in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

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

Impact of the COVID-19 Pandemic

Prior to the spread of  the COVID-19 pandemic, we experienced growth trends in the first quarter of 2020, driven by investment banking momentum that continued from the fourth quarter of 2019, until the U.S. equities market saw sharp declines and extreme volatility in March 2020 in reaction to the COVID-19 pandemic.

Consequently, investment banking transactions expected to close in March were pushed out into the future, postponing revenues that otherwise would have been recognized in the first quarter. On the other hand, in the first quarter we experienced a material increase in our institutional equities business, as brokerage clients turned to us for insight into an extraordinarily challenging market environment.

Due to the dramatic market volatility as a result of the COVID-19 pandemic, there was a significant decline in the fair value of our CLO debt securities and we recognized a significant unrealized loss in the first quarter of 2020. We expect that the valuation of our CLO debt securities will remain volatile until the depth and duration of the current recession is better understood. While not nearly as significant, we recognized unrealized losses on other marketable securities, driven by lower market prices.

At this time, much of the country remains locked down. Fortunately, the nature of our business allows us to successfully conduct investment banking, trading, and asset management activities, even though our employees have been working remotely since mid-March. As with most market dislocations, buyers and sellers need some time to adjust to the new environment, which can especially delay strategic advisory transactions and sometimes leads to reduced outcomes. Additionally, companies looking toward IPOs or follow-on offerings will ordinarily postpone their plans until market volatility normalizes. While we continue to be actively engaged with our clients and customers in finding the best available opportunities and solutions, we expect that delayed closings will weigh on investment banking revenues for the second quarter and beyond.

An economic recession could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  We are closely monitoring the status of the COVID-19 pandemic and its impact on our business and the economy and capital markets globally.  The unprecedented amount of Federal stimulus spending targeted at employees of small businesses, strategically important industries, and healthcare, may help stabilize the U.S. economy and capital markets. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our business in the second quarter and beyond.

Deconsolidation of the CLOs and JMPCA in 2019

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

On March 19, 2019, the Company sold a 50.1% equity interest in JMP Credit Advisors LLC (“JMPCA”) to Medalist Partners LP (“Medalist”), an alternative asset management firm specializing in structured credit and asset-backed lending, and a 4.9% interest to management employees of JMPCA. JMP Holding LLC, a wholly-owned subsidiary of the Company, retained 45.0% of the equity interest in JMPCA. The sale of JMPCA was considered a reconsideration event as defined in Accounting Standard Codification (“ASC”) 810, Consolidation, which requires a new consolidation analysis, and the Company determined that JMPCA is a VIE after the transaction date. The Company determined that we are not the primary beneficiary of JMPCA as we are not the party with the power to direct the most significant activities of JMPCA. As the Company was determined to not be the primary beneficiary, the Company deconsolidated JMPCA as of the date of sale. As the Company still retains 45.0% of the equity interest of JMPCA and has significant influence, the Company has determined that it will account for its retained interest as an equity method investment after the date of deconsolidation, however; the Company has made the election to use the fair value option to account for the investment. The Company received a cash payment of $0.3 million in consideration for the limited liability company interest and recorded a gain of $3.4 million on deconsolidation as revenue from principal transactions. The transaction agreement also required Medalist to provide additional capital to purchase an equity interest in JMP Credit Advisors CLO VI Long-Term Warehouse Ltd (the “CLO VI warehouse”) to finance the acquisition of broadly syndicated corporate loans, which resulted in Medalist related entities purchasing approximately 66% of the outstanding equity of the CLO VI warehouse. The Company will receive a portion of the subordinated management fees from the CLOs JMPCA managed as of the date of the sale. After the sale, JMPCA was renamed Medalist Partners Corporate Finance LLC (“MPCF”).

After the sale of JMPCA, the Company lost the ability to direct the most significant activities of the following VIEs: JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and CLO VI (collectively with CLO III, the “CLOs”) and as a result, deconsolidated the aforementioned CLOs as of March 19, 2019 (except CLO III which was deconsolidated on January 17, 2019). Previously the Company concluded that it was the primary beneficiary of CLO IV, CLO V, and CLO VI through its control over JMPCA and its ownership of 100% of the equity interests of these CLOs. Collectively, the Company recognized a loss on the deconsolidation of CLO IV, CLO V, and CLO VI of $1.8 million in March 2019 in revenues from principal transactions. The Company continues to hold 100% of the junior subordinated notes of CLO IV and CLO V and accounts for its ownership of these subordinated notes as an investment in a debt security and classifies them as available-for-sale securities. The Company owned approximately 33% of the equity interests of the CLO VI warehouse as of December 31, 2019. In February 2020, MPCF completed the securitization of Medalist Partners Corporate Finance CLO VI Ltd upon which the related CLO VI warehouse was liquidated.  The Company does not hold any subordinated notes of Medalist Partners Corporate Finance CLO VI Ltd.

Components of Revenues

We derive revenues primarily from: fees from our investment banking business, net commissions from our sales and trading business, management fees and incentive fees from our asset management business, and interest income earned on collateralized loan obligations we manage (through March 19, 2019). We also generate revenues from principal transactions, interest, dividends and other income.

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

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds, private equity funds, real estate funds, a capital debt fund, as well as a publicly traded specialty finance company, Harvest Capital Credit Corporation (“HCC”). These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management (“AUM”) or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that it is not probable that a significant reversal of revenue will occur.

The following table presents a summary of the Company’ s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	March 31,	December 31,
	2020	2019
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$549,140	$594,678
Client Assets Under Management by Sponsored Funds (2)	5,135,699	5,381,432

JMP Group LLC total client assets under management	$5,684,839	$5,976,110

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount.
(2)	Sponsored funds are third-party asset managers in which the Company owns an economic interest.

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

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities (“ABS”) recognized prior to the deconsolidation of the CLOs in the first quarter of 2019. Gains are recorded when the proceeds exceed the carrying value of the loan.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing ABS issued (through March 19, 2019), investments in CLO equity tranches, and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status. Interest on CLO debt securities are recognized in interest income using the effective yield method.

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

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued and CLO warehouse credit facilities (through March 19, 2019), Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on asset-backed securities is the stated coupon payable as a percentage of the principal amount. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instruments. Due to deconsolidation of the CLOs and the CLO VI warehouse in the first quarter of 2019, the Company ceased recording interest expense on asset-backed securities issued as of January 17, 2019 for CLO III and on March 19, 2019, for CLO IV, CLO V, and CLO VI warehouse.

Gain (loss) on Repurchase, Reissuance, or Early Retirement of Debt

Gain (loss) on repurchase, reissuance, or early retirement of debt primarily consists of gains recognized on repurchase of Senior Notes and losses incurred in the write-off of debt issuance costs related to Senior Notes that has been repurchased or retired sooner than the life of the instrument.

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

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, which are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company does not have a valuation allowance as of March 31, 2020.

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

Non-controlling Interest

 Non-controlling interest for the three months ended March 31, 2020 includes the interest of third parties in HCS Strategic Investments LLC (“HCS SI”) and HCAP Advisors. Non-controlling interest for the three months ended March 31, 2019 includes the interest of third parties in CLO III (through January 17, 2019), HCS SI, and HCAP Advisors.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Three Month Change From 2019 to 2020
	2020	2019	$	%
Revenues
Investment banking	$14,625	$11,879	$2,746	23.1%
Brokerage	4,187	4,535	(348)	-7.7%
Asset management fees	1,716	1,703	13	0.8%
Principal transactions	(17,552)	5,288	(22,840)	-431.9%
Loss on sale, payoff and mark-to-market of loans	-	(17)	17	-100.0%
Net dividend income	227	296	(69)	-23.3%
Other income	935	(35)	970	-2771.4%
Non-interest revenues	4,138	23,649	(19,511)	-82.5%

Interest income	2,214	14,291	(12,077)	-84.5%
Interest expense	(1,782)	(10,773)	8,991	-83.5%
Net interest income	432	3,518	(3,086)	-87.7%

Gain on repurchase, reissuance, or early retirement of debt	697	-	697	N/A
Total net revenues	5,267	27,167	(21,900)	-80.6%

Non-interest expenses
Compensation and benefits	16,213	17,222	(1,009)	-5.9%
Administration	2,222	1,929	293	15.2%
Brokerage, clearing and exchange fees	634	701	(67)	-9.6%
Travel and business development	922	1,021	(99)	-9.7%
Managed deal expenses	588	533	55	10.3%
Communications and technology	1,129	1,053	76	7.2%
Occupancy	1,199	1,423	(224)	-15.7%
Professional fees	890	1,456	(566)	-38.9%
Depreciation	548	297	251	84.5%
Other	-	495	(495)	-100.0%
Total non-interest expenses	24,345	26,130	(1,785)	-6.8%
Net income (loss) before income taxes	(19,078)	1,037	(20,115)	-1939.7%
Income tax benefit	(7,239)	(4,102)	(3,137)	76.5%
Net income (loss)	(11,839)	5,139	(16,978)	-330.4%
Less: Net income (loss) attributable to non-controlling interest	(91)	70	(161)	-230.0%
Net income (loss) attributable to JMP Group LLC	$(11,748)	$5,069	$(16,817)	-331.8%

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

Operating Net Income is a non-GAAP financial measure that adjusts the Company’s GAAP net income as follows:

(i)	reverses compensation expense recognized under GAAP related to equity awards;

(ii)

recognizes 100% of the cost of deferred compensation in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based;

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrant positions;

(vi)	reverses impairment of CLO debt securities recognized in principal transaction revenues, as the Company believes that the forecasted reduction in future cash flows will be mitigated by a change in the interest rate environment and that distributions will be larger than currently projected;

(vii)	reverses the one-time transaction costs related to the refinancing or repurchase of the debt;

(viii)	a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC.

(ix)	presents revenues and expenses on a basis that deconsolidates the CLOs (through March 19, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Three Months Ended March 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$14,625	$-	$-	$-	$-	$-	$14,625
Brokerage	4,187	-	-	-	-	-	4,187
Asset management related fees	152	1,903	333	2,236	-	(45)	2,343
Principal transactions	-	-	81	81	-	-	81
Net dividend income	-	-	256	256	-	-	256
Net interest income	-	-	458	458	-	-	458
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Total net revenues	18,964	1,903	1,914	3,817	-	(45)	22,736

Non-interest expenses
Non-interest expenses	19,201	2,362	151	2,513	1,792	(45)	23,461

Operating pre-tax net income (loss)	(237)	(459)	1,763	1,304	(1,792)	-	(725)

Income tax expense (benefit)	(62)	(120)	459	339	(465)	-	(188)

Operating net income (loss)	$(175)	$(339)	$1,304	$965	$(1,327)	$-	$(537)

	Three Months Ended March 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$11,879	$-	$-	$-	$-	$-	$11,879
Brokerage	4,535	-	-	-	-	-	4,535
Asset management related fees	6	2,361	46	2,407	-	(1,014)	1,399
Principal transactions	-	-	5,387	5,387	-	-	5,387
Loss on sale, payoff, and mark-to-market of loans	-	-	(17)	(17)	-	-	(17)
Net dividend income	-	-	335	335	-	-	335
Net interest income	-	-	3,322	3,322	-	-	3,322

Total net revenues	16,420	2,361	9,073	11,434	-	(1,014)	26,840

Non-interest expenses
Non-interest expenses	17,900	3,090	2,549	5,639	2,060	(1,014)	24,585

Operating pre-tax net income (loss)	(1,480)	(729)	6,524	5,795	(2,060)	-	2,255

Income tax expense (benefit)	(385)	(191)	1,697	1,506	(535)	-	586

Operating net income (loss)	$(1,095)	$(538)	$4,827	$4,289	$(1,525)	$-	$1,669

The following table reconciles operating net income (loss) to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three months ended March 31, 2020 and 2019.

(In thousands)	Three Months Ended March 31,
	2020	2019
Consolidated net income (loss) attributable to JMP Group LLC	$(11,748)	$5,069
Income tax benefit	(7,239)	(4,102)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(18,987)	$967
Addback (subtract):
Share-based awards and deferred compensation	(546)	(844)
Early retirement of debt	(89)	-
Impairment of CLO debt securities	(13,523)	-
Amortization of intangible asset – CLO III	-	(277)
Unrealized loss in real estate fund investment – depreciation and amortization	(338)	(557)
Unrealized mark-to-market gain (loss) on strategic equity investments	(3,766)	390
Total consolidation adjustments and reconciling items	(18,262)	(1,288)
Total segments adjusted operating pre-tax net income (loss)	$(725)	$2,255

Subtract (addback) of segment income tax expense (benefit)	(188)	586
Operating net income (loss)	$(537)	$1,669

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Overview

Total net revenues were $27.2 million for the quarter ended March 31, 2019 and $5.3 million for the same period in 2020.

Non-interest revenues decreased $19.5 million, or 82.5%, from $23.6 million for the quarter ended March 31, 2019 to $4.1 million in the same period in 2020. This decrease was primarily driven by a $22.8 million decrease in principal transaction revenues, partially offset by a $2.7 increase in investment banking revenues.

Net interest income decreased $3.1 million, or 87.7%, from $3.5 million for the quarter ended March 31, 2019 to $0.4 million for the quarter ended March 31, 2020. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended March 31, 2019.

Gain on repurchase, reissuance, or early retirement of debt increased $0.7 million from zero for the quarter ended March 31, 2019 to $0.7 million for the quarter ended March 31, 2020.

Total non-interest expenses decreased $1.8 million, or 6.8%, from $26.1 million for the quarter ended March 31, 2019 to $24.3 million for the quarter ended March 31, 2020, primarily due to a $1.0 million decrease in compensation and benefits.

Net income attributable to non-controlling interest decreased $0.2 million, or 230.0%, from net income of $0.1 million for the quarter ended March 31, 2019 to a net loss of $0.1 million for the quarter ended March 31, 2020. The decrease in net income attribute to non-controlling interest is due to the deconsolidation of CLO III during the three months ended March 31, 2019.

Net income attributable to JMP Group LLC decreased $16.8 million, or 331.8%, from a net income of $5.1 million for the quarter ended March 31, 2019 to a net loss of $11.7 million for the quarter ended March 31, 2020. The decrease in net income attributable to JMP Group LLC was primarily due to the decreased non-interest revenues earned in the quarter ended March 31, 2020 compared to the same period in 2019.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $2.7 million, or 23.1%, from $11.9 million for the quarter ended March 31, 2019 to $14.6 million for the same period in 2020. As a percentage of total net revenues, investment banking revenues increased from 43.7% for the quarter ended March 31, 2019 to 277.7% for the quarter ended March 31, 2020. On an operating basis, investment banking revenues were 64.3% and 44.3% for the quarters ended March 31, 2020 and 2019, respectively, as a percentage of total net revenues.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2020 to 2019
	2020		2019
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	17	$8,556	17	$6,789	0	$1,767	26.0%
Strategic advisory and private placements	4	6,069	6	5,090	(2)	$979	19.2%
Total	21	$14,625	23	$11,879	(2)	$2,746	23.1%

The increase in revenues was driven by an 8.7% decrease in the number of transactions executed and a 34.8% increase in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was two and three for the quarters ended March 31, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased from $4.5 million for the quarter ended March 31, 2019 to $4.2 million for the quarter ended March 31, 2020. Brokerage revenues increased as a percentage of total net revenues, from 16.7% for the quarter ended March 31, 2019 to 79.5% for the quarter ended March 31, 2020. On an operating basis, brokerage revenues were 18.4% and 16.9% for the quarters ended March 31, 2020 and 2019, respectively, as a percentage of total net revenues.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2020	2019
Asset management related fees:
Fees reported as asset management fees	$1,716	$1,703
Fees reported as other income	935	(35)
Less: non-controlling interests	(308)	(269)
Total segment asset management related fee revenues	$2,343	$1,399

Fees reported as asset management fees were $1.7 million for both of the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, asset management revenues increased from 6.3% for the quarter ended March 31, 2019 to 32.6% for the quarter ended March 31, 2020.

Total segment asset management-related fees include base management fees and incentive fees from our assets under management, as well as other income from fee-sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds. Total segment asset management-related fee revenues are reconciled to the GAAP measure, total asset management fee revenues, in the table above. We believe that presenting operating asset management-related fees is useful to investors as a means of assessing the performance of our combined asset management activities, including fundraising and other services for third parties. We also believe that asset management-related fee revenue is a more meaningful measure than standalone asset management fees as reported, because asset management-related fee revenues represent the combined impact of the various asset management activities on the Company’s total net revenues.

Total segment asset management related fee revenue increased $0.9 million from $1.4 million for the quarter ended March 31, 2019 to $2.3 million for the quarter ended March 31, 2020.  On an operating basis, asset management related fee revenues were 10.3% and 5.2% for the quarters ended March 31, 2020 and 2019, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues decreased $22.8 million from a gain of $5.3 million for the quarter ended March 31, 2019 to a loss of $17.5 million for the same period in 2020. This decrease was primarily driven by a $13.5 million impairment loss on CLO debt securities included in principal transaction revenues for the quarter ended March 31, 2020 and a $3.4 million gain on deconsolidation of JMPCA included in the same period in 2019.

Total segment principal transaction revenues decreased from a gain of $5.4 million for the quarter ended March 31, 2019 to a gain of $0.1 million for the same period in 2020. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended March 31,
	2020	2019

Equity and other securities	$(824)	$1,461
Warrants and other investments	907	4,308
Investment partnerships	(2)	(382)
Total segment principal transaction revenues	81	5,387
Operating adjustment addbacks	(17,633)	(99)
Total principal transaction revenues	$(17,552)	$5,288

The decrease in principal transaction revenue in the quarter ended March 31, 2020 compared to the same period in 2019 is primarily attributed to the $3.4 million gain on deconsolidation of JMPCA that was recognized in 2019, a $0.8 million decrease in gains on investments in real estate and a $1.5 million decrease in revenues related to the Company’s principal trading activity. On an operating basis, as a percentage of total net revenues, principal transaction revenues increased from 20.1% for the quarter ended March 31, 2019 to 0.4% for the quarter ended March 31, 2020.

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans increased from a loss of $17 thousand for the quarter ended March 31, 2019 to zero for the quarter ended March 31, 2020.

Net Dividend Income

Net dividend income decreased $0.1 million, from $0.3 million for the quarter ended March 31, 2019 to $0.2 million for the quarter ended March 31, 2020. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

Net interest income decreased $3.1 million from $3.5 million for the quarter ended March 31, 2019 to $0.4 million for the quarter ended March 31, 2020. The decrease in net interest income was driven primarily by a $4.0 million decrease in net interest earned on the CLOs, which were deconsolidated during the three months ended March 31, 2019, partially offset by a $1.4 million increase in net interest income earned on the retained interest in CLO subordinated notes.  As a percentage of total net revenues, net interest income was 12.9% for the quarter ended March 31, 2019 and 8.2% for the quarter ended March 31, 2020.

Total segment net interest income decreased from $3.3 million for the quarter ended March 31, 2019 to $0.5 million for the quarter ended March 31, 2020. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. As a percentage of total segment net revenues, net interest income was 12.4% for the quarter ended March 31, 2019 and 2.0% for the quarter ended March 31, 2020.

Gain on Repurchase, Reissuance, or Early Retirement of Debt

Gain on repurchase, reissuance, or early retirement of debt increased $0.7 million from zero for the quarter ended March 31, 2019 to $0.7 million for the quarter ended March 31, 2020. The increase was driven primarily by the repurchase of $1.4 million and $0.7 million par value of its issued and outstanding 2019 Senior Notes and 2017 Senior Notes, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, decreased $1.0 million, or 5.9%, from $17.2 million for the quarter ended March 31, 2019 to $16.2 million for the quarter ended March 31, 2020.

Employee payroll, taxes and benefits, and consultant fees increased $0.1 million from $11.3 million for the quarter ended March 31, 2019 to $11.4 million for the quarter ended March 31, 2020. Performance-based bonus and commission decreased $1.0 million from $5.4 million for the quarter ended March 31, 2019 to $4.4 million for the quarter ended March 31, 2020.

Equity-based compensation decreased $0.1 million from $0.5 million for the quarter ended March 31, 2019 to $0.4 million for the quarter ended March 31, 2020

Compensation and benefits as a percentage of revenues increased from 63.4% of total net revenues for the quarter ended March 31, 2019 to 307.8% for the quarter ended March 31, 2020. The increase in the compensation and benefits as a percentage of revenues is primarily due to the decrease in total net revenues from the three months ended March 31, 2019 compared to the same period in 2020. As employee bonuses are performance based and make up a substantial portion of total compensation, decreased total net revenues has decreased the total compensation for the period. However, compensation and benefits as a percentage of revenues increased due to lower net revenues in the quarter ended March 31, 2020 compared to the same period on 2019.

Our segment reported compensation and benefits recognizes 100% of the cost of deferred compensation, including non-cash share-based compensation expense, in the period for which such compensation was awarded, instead of recognizing such cost over the vesting period as required under GAAP, in order to match compensation expense with the actual period upon which the compensation was based. The segment reported compensation and benefits decreased $0.7 million from $16.4 million for the quarter ended March 31, 2019 to $15.7 million for the quarter ended March 31, 2020. As a percent of total segment net revenues, compensation and benefits were 61.0% for the quarter ended March 31, 2019 and 68.9% for the quarter ended March 31, 2020.

Administration

Administration expense increased $0.3 million from $1.9 million for the quarter ended March 31, 2019 to $2.2 million for the quarter ended March 31, 2020. As a percentage of total net revenues, administration expense were 42.2% and 7.1% for the quarters ended March 31, 2020 and 2019, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.6 million and $0.7 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, our brokerage, clearing and exchange fees were 12.0% and 2.6% for the quarters ended March 31, 2020 and 2019, respectively.

Travel and Business Development

Travel and business development expenses were $0.9 million and $1.0 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, travel and business development expense was 17.5% and 3.8% for the quarters ended March 31, 2020 and 2019, respectively.

Managed deal expenses

Managed deal expenses were $0.6 million and $0.5 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, managed deal expenses were 11.2% and 2.0% for the quarters ended March 31, 2020 and 2019, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million for both of the quarters ended March 31, 2020 and 2019. As a percentage of total net revenues, communications and technology expense were 21.4% and 3.9% for the quarters ended March 31, 2020 and 2019, respectively.

Occupancy

Occupancy expenses were $1.2 million and $1.4 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, occupancy expenses were 22.8% and 5.2% for the quarters ended March 31, 2020 and 2019, respectively.

Professional Fees

Professional fees were $0.9 million and $1.5 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, professional fees were 16.9% and 5.4% for the quarters ended March 31, 2020 and 2019, respectively.

Depreciation

Depreciation expenses were $0.5 million and $0.3 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, depreciation was 10.4% and 1.1% for the quarters ended March 31, 2020 and 2019, respectively.

Other Expenses

Other expenses were zero and $0.5 million for the quarters ended March 31, 2020 and 2019, respectively. As a percentage of total net revenues, other expenses were 0.0% and 1.8% for the quarters ended March 31, 2020 and 2019, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net income of $0.1 million for the quarter ended March 31, 2019 to net loss of $0.1 million for the quarter ended March 31, 2020. Non-controlling interest for the quarter ended March 31, 2019 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI. Non-controlling interest for the quarter ended March 31, 2020 includes the interest of third parties in HCAP Advisors and HCS SI.

Provision for Income Taxes

Income tax benefit was $7.2 million and $4.1 million for the quarters ended March 31, 2020 and 2019, respectively. The Company's tax benefit increased for the quarter ended March 31, 2020 from March 31, 2019 due to a decrease from net income to a net loss from 2019 to 2020.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate.

Segment income tax was a $0.2 million benefit and $0.6 million expense for the quarters ended March 31, 2020 and 2019, respectively.

For the quarters ended March 31, 2020 and 2019, an effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term.

Beginning January 1, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to market conditions related to the coronavirus (COVID-19) pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act (TCJA). The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

Summarized Financial Information

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 7.25% Senior Notes due 2027 (the “2017 Senior Notes”) (Note 7). Pursuant to the indenture of the 2017 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2017 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2017 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2017 Senior Notes.

       The following summarized financial information presents the information of JMP Group LLC, JMP Investment Holdings LLC and JMP Group Inc. on a combined basis and eliminates intercompany balances. It does not include or present investments in subsidiaries that are not an issuer or guarantor. One of the non-guarantor subsidiaries not combined, JMP Securities, is subject to certain regulations, which require the maintenance of minimum net capital. This requirement may limit the issuer’s access to this subsidiary’s assets.

These disclosures are in accordance with the new disclosure requirements under SEC Regulation S-X Rule 3-10 and Rule 13-02 issued in March 2020. We have early adopted these disclosure rules.

The tables below present summarized financial information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020.

(In thousands)	As of
	March 31,	December 31,
	2020	2019

Cash and cash equivalents	$7,203	$12,557
Marketable securities owned, at fair value	$27,240	$34,203
Due from non-obligated subsidiaries	$1,221	$200
Deferred tax asset	$18,010	$18,547
Operating lease right-of-use asset	$18,802	$19,632
Total assets	$91,963	$99,100

Bond payable, net of debt issuance costs	$80,636	$82,584
Due to non-obligated subsidiaries	$19,212	$20,912
Operating lease liability	$24,359	$25,394
Total liabilities	$135,645	$140,377
Total equity	$(43,682)	$(41,276)
Total liabilities and equity	$91,963	$99,101

(In thousands)	Three Months Ended
March 31, 2020

Total net revenues	$(8,027)
Total non-interest expenses	$1,952
Net loss	$(5,452)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2020 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues. We expect certain costs to decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses.  In addition, even before the market upheaval due to the COVID-19 pandemic, we were focused on cutting our non-compensation costs materially during 2020.  Reduced cash spending from those factors should partially offset the reduced cash flow from decreased revenues.  However, the extent to which the COVID-19 pandemic will impact our liquidity in the second quarter and beyond remains uncertain. As of March 31, 2020, we had $38.4 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit. Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of March 31, 2020, we had net liquid assets of $88.5 million primarily consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of March 31, 2020, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2019 Senior Notes and 2017 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which has been included in the Consolidated Statements of Operations, gain on repurchase, reissuance or early retirement of debt.

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

As of March 31, 2020, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of March 31, 2020 and December 31, 2019, we were in compliance with the loan covenants under the Credit Agreement.

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

There was no borrowing on the Revolving Note as of March 31, 2020 and December 31, 2019.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both March 31, 2020 and December 31, 2019, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all the guarantors’ assets.

Other JMP Group LLC considerations

On May 13, 2019, the Company launched a self-tender offer (the “2019 Tender Offer”) to repurchase for cash up to 3,000,000 of shares representing limited liability company interests of the Company. On June 13, 2019, the Company repurchased 1,816,732 shares under the 2019 Tender Offer at a price $3.95 per share for a total purchase price of $7.2 million, excluding fees and expenses related to the 2019 Tender Offer.

On February 24, 2020 the Company launched a second self-tender offer (the “2020 Tender Offer”) to repurchase for cash up to 3,000,000 of shares at $3.25 a share, representing limited liability company interests of the Company, which was terminated on March 19, 2020 as a result of multiple conditions to the 2020 Tender Offer, including share price and market index conditions, not having been satisfied.

During the three months ended March 31, 2020, the Company did not repurchase any of the Company's shares.

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

We had total restricted cash of $1.3 million comprised primarily of restricted cash at JMP Group Inc. related to the Company’s letters of credit on leasing arrangements.

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $8.6 million and $16.9 million, which were $7.6 million and $15.5 million in excess of the required net capital of $1.0 million and $1.4 million, at March 31, 2020 and December 31, 2019, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.23 to 1 and 1.25 to 1 at March 31, 2020 and December 31, 2019, respectively.

A condensed table of cash flows for the three months ended March 31, 2020 and 2019 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2019 to 2020
	2020	2019	$	%
Cash flows used in operating activities	$(23,243)	$(43,378)	20,135	-46.4%
Cash flows provided by (used in) investing activities	13,423	(50,513)	63,936	-126.6%
Cash flows (used in) provided by financing activities	(1,375)	4,213	(5,588)	-132.6%
Total cash flows	$(11,195)	$(89,678)	$78,483	-87.5%

Cash Flows for the three months ended March 31, 2020

Cash decreased by $11.2 million during the three months ended March 31, 2020 as a result of cash used in operating and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $23.2 million of cash from a net loss of $11.8 million, adjusted for the cash used by operating assets and liabilities of $11.2 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $24.7 million, increase in other assets of $5.9 million, partially offset by an $18.8 million decrease in marketable securities, and a $3.3 million decrease in receivables.

Our investing activities provided $13.4 million of cash primarily due to a $13.7 million in sales from other investments.

Our financing activities used $1.4 million of cash primarily due to $1.3 million repurchase of bonds payable.

Cash Flows for the three months ended March 31, 2019

Cash decreased by $89.7 million during the three months ended March 31, 2019, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $43.4 million of cash from the net income of $5.1 million, adjusted for the cash used by operating assets and liabilities of $46.2 million, and adjusted by non-cash revenue and expense items of $2.3 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $35.7 million, an increase in other assets of $8.0 million, an increase in interest receivable of $4.8 million, and a decrease in interest payable of $3.5 million, partially offset by a $3.2 million increase in other liabilities and a $3.6 million decrease in marketable securities.

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

Contractual Obligations

As of March 31, 2020, our aggregate minimum future commitment on our leases was $28.1 million. See Note 9 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020. However, through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	Asset Management Investment Partnerships

●	CLO Debt Securities

●	Legal and Other Contingent Liabilities

●	Income Taxes

Our significant accounting policies are described further in the “Critical Accounting Policies and Estimates” section and Note 2 - Summary of Significant Accounting Policies in these financial statements and our consolidated financial statements in our Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer, as principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period covered by this report, our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Management, after consultation with legal counsel, believes that , except as described below, the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

In December 2019, plaintiffs in a class action lawsuit and the Company, as defendant, entered into an agreement to settle such lawsuit by paying $3.0 million (the “Settlement Amount”) into a settlement fund escrow account following the preliminary approval of such settlement by the Eighth Judicial District Court of Nevada, whose approval was granted on March 9, 2020.  Concurrently with entering into the settlement agreement, the Company entered into an agreement with a third party indemnifying the Company with respect to such lawsuit whereby such indemnifying party would pay the Settlement Amount into the settlement fund escrow account on behalf of the Company at the time such payment was to come due on March 30, 2020. As of December 31, 2019, the indemnification payment receivable and settlement liability were separately recorded and included in the Consolidated Statements of Financial Condition within other assets and other liabilities. In March 2020, the indemnifying party timely paid the Settlement Amount into the settlement fund escrow account, and as a result, both the indemnification receivable and the settlement liability were removed from the Consolidated Statement of Financial Condition with no impact on the Company’s results of operations or cash flows.

.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

Except as noted below, there have been no material changes from the risk factors disclosed  in our Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets.  On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability, and has and may continue to may affect our operations. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.  The continued impact of COVID-19 may result in a period of business disruption, including delays in our trading.

 In addition, in response to the COVID-19 pandemic, and in accordance with direction from state and local government authorities, we have made temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases our threat to cyber security and data accessibility and communication matters) and suspending all non-essential travel worldwide for our employees.  In addition, industry events and in-person work-related meetings have been cancelled, the continuation of which could negatively affect our business.

Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely (e.g., disruption in Internet-based communications systems and networks; or the break-down in the availability of essential goods and services, such as material disruptions to the delivery of food or power), our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced any material degree of illness due to the COVID-19 virus. In the event that our or their workforces, or key components thereof, were to experience significant illness levels, our ability to operate our business normally could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operation or financial condition.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries’ business, operations, consolidated financial condition, and consolidated results of operations.

We are closely monitoring the global outbreak of COVID-19. At this time, we cannot predict the ultimate scope, severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, or our workforce, customers and suppliers. As a result, we cannot predict the full extent of the adverse financial impact that COVID-19 will have on our businesses, financial condition, liquidity and results of operations. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of March 31, 2020, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

21*	List of subsidiaries of JMP Group LLC.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer