Form 10-Q
period 2020-06-30
JMP GROUP LLC
filed 2020-08-11
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of August 6, 2020: 19,624,854.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019 (1)
Assets
Cash and cash equivalents	$47,219	$49,630
Restricted cash	1,287	1,287
Investment banking fees receivable	13,023	9,066
Marketable securities owned at fair value	60,064	73,101
Other investments (includes $13,468 and $14,206 measured at fair value at June 30, 2020 and December 31, 2019, respectively)	22,693	35,309
Loans held for investment, net of allowance for loan losses	1,147	1,210
Interest receivable	367	502
Fixed assets, net	3,616	4,267
Operating lease right-of-use asset	17,963	19,632
Other assets	39,504	36,253
Total assets	$206,883	$230,257

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$2,417	$3,855
Accrued compensation	16,420	30,253
Interest payable	708	520
Note payable	10,610	6,812
Bond payable (net of debt issuance costs of $3,145 and $3,416 at June 30, 2020 and December 31, 2019, respectively)	80,720	82,584
Operating lease liability	23,316	25,394
Other liabilities	17,059	19,478
Total liabilities	151,250	168,896

Commitments and Contingencies (Note 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 22,797,092 shares issued at June 30, 2020 and December 31, 2019; 19,594,451 and 19,509,349 shares outstanding at June 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	134,337	133,894
Treasury shares at cost, 3,202,641 and 3,287,743 shares at June 30, 2020 and December 31, 2019, respectively	(14,467)	(14,872)
Accumulated other comprehensive loss	(493)	(4,769)
Accumulated deficit	(63,212)	(52,588)
Total JMP Group LLC shareholders' equity	56,188	61,688
Non-controlling interest	(555)	(327)
Total equity	55,633	61,361
Total liabilities and equity	$206,883	$230,257

(1)	The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Investment banking	$21,595	$17,736	$36,220	$29,615
Brokerage	5,645	4,657	9,832	9,192
Asset management fees	1,712	2,354	3,428	4,057
Principal transactions	(48)	1,423	(17,600)	6,711
Loss on sale, payoff and mark-to-market of loans	-	(21)	-	(38)
Net dividend income	10	293	237	589
Other income	912	793	1,847	758
Non-interest revenues	29,826	27,235	33,964	50,884

Interest income	1,890	2,772	4,104	17,063
Interest expense	(1,723)	(1,939)	(3,505)	(12,712)
Net interest income	167	833	599	4,351

Gain on repurchase, reissuance or early retirement of debt	-	-	697	-
Total net revenues	29,993	28,068	35,260	55,235

Non-interest expenses
Compensation and benefits	22,386	19,945	38,599	37,167
Administration	1,067	2,748	3,289	4,677
Brokerage, clearing and exchange fees	647	733	1,281	1,434
Travel and business development	54	1,347	976	2,368
Managed deal expenses	950	1,334	1,538	1,867
Communications and technology	1,085	1,127	2,214	2,180
Occupancy	1,194	1,409	2,393	2,832
Professional fees	731	821	1,621	2,277
Depreciation	397	311	945	608
Other	208	5	208	500
Total non-interest expenses	28,719	29,780	53,064	55,910
Net income (loss) before income taxes	1,274	(1,712)	(17,804)	(675)
Income tax benefit	176	(517)	(7,063)	(4,619)
Net income (loss)	1,098	(1,195)	(10,741)	3,944
Less: Net income (loss) attributable to non-controlling interest	(26)	(83)	(117)	(13)
Net income (loss) attributable to JMP Group LLC	$1,124	$(1,112)	$(10,624)	$3,957

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.06	$(0.05)	$(0.54)	$0.19
Diluted	$0.06	$(0.05)	$(0.54)	$0.19

Weighted average common shares outstanding:
Basic	19,582	20,772	19,557	21,028
Diluted	19,744	20,772	19,557	21,151

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,098	$(1,195)	$(10,741)	$3,944
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities during the period, net of income tax provision (benefit) of $828, ($631), ($2,335) and ($904)	2,253	(1,787)	(6,354)	(2,569)
Less: reclassification adjustments for net (gains) losses on available-for-sale securities, net of income tax provision (benefit) of $272, $0, $3,906 and $0	742	-	10,630	-
Net other comprehensive income (loss), net of income tax provision (benefit) of $1,100, ($631), $1,571 and ($904)	2,995	(1,787)	4,276	(2,569)
Comprehensive income (loss)	4,093	(2,982)	(6,465)	1,375
Less: comprehensive income (loss) attributable to non-controlling interest	(26)	(83)	(117)	(13)
Comprehensive income (loss) attributable to JMP Group LLC	$4,119	$(2,899)	$(6,348)	$1,388

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net income (loss)	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	23	(14,698)	134,128	(64,336)	(3,488)	(417)	51,212
Net income (loss)	-	-	-	-	1,124	-	(26)	1,098
Additional paid-in capital - share-based compensation	-	-	-	209	-	-	-	209
Purchases of shares of common shares for treasury	-	-	231	-	-	-	-	231
Distribution to non-controlling interest holders	-	-	-	-	-	-	(112)	(112)
Other comprehensive income	-	-	-	-	-	2,995	-	2,995
Balance, June 30, 2020	22,797	$23	$(14,467)	$134,337	$(63,212)	$(493)	$(555)	$55,633

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income (loss)	-	-	-	-	5,069	-	70	5,139
Additional paid-in capital - share-based compensation	-	-	-	144	-	-	-	144
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,070)	-	-	(1,070)
Purchases of shares of common shares for treasury	-	-	(753)	-	-	-	-	(753)
Reissuance of shares of common shares from treasury	-	-	357	(39)	-	-	-	318
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Other comprehensive loss	-	-	-	-	-	(782)	-	(782)
Balance, March 31, 2019	22,780	23	(8,328)	134,234	(38,514)	(782)	(186)	86,447
Net income (loss)	-	-	-	-	(1,112)	-	(83)	(1,195)
Additional paid-in capital - share-based compensation	-	-	-	177	-	-	-	177
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(843)	-	-	(843)
Purchases of shares of common shares for treasury	-	-	(8,044)	-	-	-	-	(8,044)
Reissuance of shares of common shares from treasury	-	-	496	(79)	-	-	-	417
Other comprehensive loss	-	-	-	-	-	(1,787)	-	(1,787)
Balance, June 30, 2019	22,780	$23	$(15,876)	$134,332	$(40,469)	$(2,569)	$(269)	$75,172

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(10,741)	$3,944
Adjustments to reconcile net loss (income) to net cash used in operating activities:
(Gain) loss on repurchase, reissuance or early retirement of debt	(697)	38
Change in other investments:
Income from investments in equity method investees	(592)	(621)
Gain on other investments	(1,187)	(1,336)
Depreciation and amortization	716	428
Share-based compensation expense	897	1,057
Gain on deconsolidation	-	(3,520)
Distributions of investment income from equity method investments	788	-
Other, net	(202)	94
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	135	(4,913)
Decrease (increase) in receivables	(3,757)	478
Decrease (increase) in marketable securities	18,882	10,781
Decrease (increase) in other assets	(5,341)	(12,518)
Decrease (increase) in marketable securities sold, but not yet purchased	(1,438)	(1,902)
Increase (decrease) in interest payable	188	(3,430)
Increase (decrease) in accrued compensation	(13,833)	(27,670)
Increase (decrease) in other liabilities	(1,892)	7,951
Net cash provided by (used in) operating activities	(18,074)	(31,139)

Cash flows from investing activities:
Purchases of fixed assets	(296)	(904)
Purchases of other investments	(159)	(9,630)
Sales or distributions from other investments	13,766	10,364
Funding of loans collateralizing asset-backed securities issued	-	(35,153)
Funding of loans held for investment	-	(25,587)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	23,806
Sale, payoff and principal receipts on loans held for investment	77	7,020
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	(27,771)
Net cash provided by (used in) investing activities	13,388	(57,855)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from drawdowns on line of credit and other borrowings	3,798	16,583
Proceeds from drawdowns on CLO warehouse facilities	-	7,750
Repayment of line of credit	-	(1,600)
Repayment of asset-backed securities issued	-	(801)
Repurchase of bonds payable	(1,361)	-
Distributions and distribution equivalents paid on common shares and RSUs	-	(1,913)
Purchase of common shares for treasury	-	(8,614)
Distributions to non-controlling interest shareholders	(112)	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(50)	(184)
Net cash provided by provided by (used in) financing activities	2,275	10,308
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,411)	(78,686)
Cash, cash equivalents and restricted cash, beginning of period	50,917	132,808
Cash, cash equivalents and restricted cash, end of period	$48,506	$54,122

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for interest	$3,317	$16,142
Cash paid (received) during the period for taxes, net of refunds	$(263)	$2,060

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$455	$854
Acquisition of equity securities in restructuring of loans	-	259
Initial recognition of operating lease right-of-use assets	-	23,604
Initial recognition of operating lease right-of-use liabilities	-	29,278
Carrying value of non-cash assets derecognized on deconsolidation of subsidiaries	-	1,226,848
Carrying value of non-cash liabilities derecognized on deconsolidation of subsidiaries	-	1,161,933
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	-	12,842
Fair value of marketable securities recognized on deconsolidation of subsidiaries	-	76,879
Fair value of other investments recognized on deconsolidation of subsidiaries	-	7,516

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2020

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (the “Annual Report”). Certain disclosures required by GAAP and normally included in an annual report on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which the Company is the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

   See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the six months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies. See Note 3, Recent Accounting Pronouncements, for a summary of recently adopted or yet to be adopted accounting pronouncements, and their impact on the Company.

Deconsolidation

During the first three months of 2019, multiple events and transactions took place which resulted in the Company deconsolidating the following variable interest entities ("VIEs"): JMPCA, JMP Credit Advisors CLO III(R) Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and JMP Credit Advisors Long-Term Warehouse Ltd (“CLO VI”) (CLO III, CLO IV, CLO V and CLO VI are collectively the “CLOs”). These events and transactions are hereafter referred to as the "Deconsolidation". The Company continues to hold approximately 47% of the subordinated notes of CLO III and 100% of the junior subordinated notes of CLO IV and CLO V and accounts for its ownership of these subordinated notes as an investment in a debt security and classifies them as available-for-sale securities. Refer to the Annual Report for more information on the Deconsolidation.

3. Recent Accounting Pronouncements

 Accounting Standards to be adopted in Future Periods

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), with subsequent amendments to clarify the guidance, provide transitional relief provisions and minor updates to the original ASU. ASU 206-13 replaces the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period the guidance is effective for. As a result of one of the amendments to ASU 2016-13, the new guidance will be effective for public business entities that meet the definition of a smaller reporting company for fiscal years and all interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not plan to early adopt this standard, but continues to work through implementation. While the Company cannot reasonably estimate the impact of adopting this standard, it expects the impact will be influenced by the composition, characteristics and quality of the Company's securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard and its impact on the Company’s disclosures.

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption did not materially impact the Company’s consolidated financial statements or its disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$47,219	$47,219	$-	$-	$47,219
Restricted cash	1,287	1,287	-	-	1,287
Marketable securities owned	60,064	9,043	-	51,021	60,064
Equity Investments	3,712	-	-	3,712	3,712
Investments in private equity, real estate and credit funds, measured at net asset value (1)	10,957	-	-	-	-
Loans held for sale	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	1,147	-	-	1,147	1,147
Total assets:	$126,798	$57,549	$-	$58,292	$115,841

Liabilities:
Marketable securities sold, but not yet purchased	$2,417	$2,417	$-	$-	$2,417
Notes payable	10,610	-	5,983	4,627	10,610
Bond payable	80,720	-	66,300	-	66,300
Total liabilities:	$93,747	$2,417	$72,283	$4,627	$79,326

	December 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,630	$49,630	$-	$-	$49,630
Restricted cash	1,287	1,287	-	-	1,287
Marketable securities owned	73,101	15,245	-	57,856	73,101
Equity Investments	3,956	-	-	3,956	3,956.00
Investments in private equity, real estate and credit funds, measured at net asset value (1)	10,250	-	-	-	-
Loans held for sale	2,412	-	-	2,476	2,476
Loans held for investment, net of allowance for loan losses	1,210	-	-	1,087	1,087
Total assets:	$141,846	$66,162	$-	$65,375	$131,537

Liabilities:
Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855
Notes payable	6,812	-	5,983	829	6,812
Bond payable	82,584	-	84,821	-	84,821
Total liabilities:	$93,251	$3,855	$90,804	$829	$95,488

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

The Company determined the fair value of the notes payable identified as a Level 2 liability to approximate its carrying value. This was determined as the debt has a variable interest rate tied to LIBOR and therefore reflects market conditions. The fair value of the notes payable identified as Level 3 liabilities was determined using the discounted cash flow model.

The fair value of loans held for investment identified as Level 3 assets are determined using the discounted cash flow model using the treasury rate, loan interest rate, and an internally generated risk rate.

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$60,064	$9,043	$-	$51,021	$60,064
Other investments:
Equity investments	3,712	-	-	3,712	3,712
Investments in private equity, real estate and credit funds (1)	10,957	-	-	-	-
Total other investments	14,669	-	-	3,712	3,712
Total assets:	$74,733	$9,043	$-	$54,733	$63,776

Marketable securities sold, but not yet purchased	2,417	2,417	-	-	2,417

Total liabilities:	$2,417	$2,417	$-	$-	$2,417

(In thousands)	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$73,101	$15,245	$-	$57,856	$73,101
Other investments:
Equity investments	3,956	-	-	3,956	3,956
Investments in private equity, real estate and credit funds (1)	10,250	-	-	-	-
Total other investments	14,206	-	-	3,956	3,956
Total assets:	$87,307	$15,245	$-	$61,812	$77,057

Marketable securities sold, but not yet purchased	3,855	3,855	-	-	3,855

Total liabilities:	$3,855	$3,855	$-	$-	$3,855

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of June 30, 2020 and December 31, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of June 30, 2020 and December 31, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $3.6 million and $3.8 million as of June 30, 2020 and December 31, 2019 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2020 and the year ended December 31, 2019.

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

The Company’s Level 3 asset in other investments is primarily comprised of an equity investment in a private company. The Company determines the fair value of this investment using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of this investment are presented in the Significant Unobservable Inputs table below. For this investment, the Company elected the fair value option. While the Company has made other investments in private equity securities, it has not elected the fair value option for those investments as it is impractical to determine the fair value of those investments.

For the six months ended June 30, 2020, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	Equity Investment	Total
Balance as of December 31, 2019	$57,856	$3,956	$61,812
Accrued interest	2,176	-	2,176
Investment distributions	(2,040)	-	(2,040)
Unrealized gains on investments, recognized in OCI	1,751	-	1,751
Unrealized losses on investments, recognized in earnings	(13,523)	(689)	(14,212)
Balance as of March 31, 2020	$46,220	$3,267	$49,487
Accrued interest	1,720	N/A	1,720
Unrealized gains on investments, recognized in OCI	4,094	N/A	4,094
Unrealized losses on investments, recognized in earnings	(1,013)	444	(569)
Balance as of June 30, 2020	$51,021	$3,711	$54,732

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the six months ended June 30, 2020, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows from CLO debt securities, primarily due to an increase in estimated credit losses in the CLO portfolios.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
CLO debt securities	Discounted cash flows	Discount rate	17.5% (N/A)	17.5% (N/A)	$51,021	$57,856
		Default rate	2.0%-4.0% (2.8%)	2.0% (N/A)
		Severity rate	30.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (15.1%)	25.0% (N/A)
		Collateral liquidation price	98.0%-99.0% (98.7%)	98.0%-99.0% (98.7%)
Equity investment	Discounted cash flows	Credit factor	20% (N/A)	20% (N/A)	$3,354	$3,550
		Discount rate	16.5% (N/A)	17.7% (N/A)

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of $2.4 million as of June 30, 2020 and December 31, 2019.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities, which have been included in marketable securities on the Consolidated Statements of Financial Condition, in an unrealized position as of June 30, 2020 and December 31, 2019:

	June 30, 2020					December 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions
CLO debt securities	$51,697	$-	$(676)	$51,021	3	$64,377	$-	$(6,521)	$57,856	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In thousands)	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
5-10 years	$30,166	28,360	$38,451	33,877
10+ years	21,531	22,661	25,926	23,979
Total	$51,697	$51,021	$64,377	$57,856

6. Loans

Loans collateralizing Asset-Backed Securities issued (through March 2019)

During the period ending March 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition. See Note 1 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2019 is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
	Impaired	Non-Impaired	Impaired	Non-Impaired
Balance, at beginning of period	$-	$-	$(836)	$(9,751)
Provision for loan losses:
Specific reserve	-	-	-	-
General reserve	-	-	-	-
Charge off	-	-	181	-
Derecognition due to deconsolidation	-	-	655	9,751
Balance, at end of period	$-	$-	$-	$-

Loans Held for Investment

As of June 30, 2020 and December 31, 2019, the number of loans held for investment was four. The Company reviews the credit quality of these loans on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments.

There were no loans impaired, past due or on non-accrual status as of June 30, 2020 and December 31, 2019. There was no loan losses during the three and six months ended June 30, 2020. A summary of the activity in loan losses for the three and six months ended June 30, 2019 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$-	$-	$(836)	$(9,751)
Provision for loan losses
Specific	-	-	-	-
General	-	-	-	-
Charge off	-	-	181	-
Derecognition due to deconsolidation	-	-	655	9,751
Balance, at end of the period	$-	$-	$-	$-

7. Debt

Bond Payable

(In thousands)	June 30, 2020	December 31, 2019

7.25% Senior Notes due 2027	$50,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(3,145)	(3,416)
Less: Consolidation elimination	(2,135)	-
Total bond payable, net	$80,720	$82,584

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

The 7.25% senior notes due 2027 (the “2017 Senior Notes”) and the 2019 Senior Notes (collectively with the 2017 Senior Notes the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both June 30, 2020 and December 31, 2019, the Company was in compliance with the debt covenants in the indentures.

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

The future scheduled principal payments of the bond payable as of June 30, 2020 were as follows:

(In thousands)

2020	$-
2021	-
2021	-
2022	-
2023	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	June 30, 2020	December 31, 2019

$25 million, JMP Holding credit agreement through December 31, 2020	$5,983	$5,983
Paycheck Protection Program (the "PPP") loan	3,798	-
Note payable to an affiliate (Note 18)	829	829
Total note payable, lines of credit, and credit facilities	$10,610	$6,812

The Company’s Credit Agreement (the “Credit Agreement”) dated as of April 30, 2014, was entered by and between JMP Holding LLC (“JMP Holding”) and City National Bank (“CNB”). The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. The Credit Agreement has been amended throughout its life to make various updates, clarifications and conforming changes to reflect the corporate structure and business changes of the Company since the Credit Agreements execution. The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2020. On such date, if the revolving period has not been previously extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of: (a) December 31, 2023; or (b) if certain liquidity requirements are not satisfied by the Company, the date that is last day of the fiscal quarter ending most recently (but no less than 60 days) prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding. The Revolver bears interest at a rate of LIBOR plus 225 bps and the Company’s outstanding balance on the Credit Agreement was $6.0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company had letters of credit outstanding under the Revolver supporting office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. The Credit Agreement also includes an event of default for a “change of control” that tests, in part, the composition of our ownership and an event of default if three or more of the members of the Company’s executive committee fail to be involved actively on an ongoing basis in the management of the Company or any of its subsidiaries.  A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate our Revolver or Converted Term Loan and require the immediate repayment of any outstanding principal and interest. In addition, the Company's subsidiaries are restricted under the Credit Agreement under certain circumstances from making distributions to the Company if an event of default has occurred under the Credit Agreement. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the loan covenants.

JMP Holding's obligations under the Credit Agreement are guaranteed by all of its wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all of its and the guarantors' assets. In addition, the Company has entered into a limited recourse pledge agreement whereby the Company has granted a lien on all of our equity interests in JMP Investment Holdings and JMPAM to secure JMP Holding's obligations under the Credit Agreement.

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the line accrues an unused fee at the rate of 0.25% per annum, payable monthly. On June 30, 2021, any outstanding amount under the line will convert to a term loan maturing the following year. There was no borrowing on this line of credit as of June 30, 2020 or December 31, 2019. The line of credit bears interest at a rate to be agreed upon at the time of advance between the Company and CNB.

On April 17, 2020, JMP Securities entered into a promissory note (the “Loan”) with City National Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $3,797,900 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act.

The proceeds of the Loan are available to be used to pay for payroll costs, rent and other eligible costs. The Loan amount may be forgiven in part or in full by the Lender under the direction of the SBA so long as the requirements of the PPP for forgiveness are satisfied. The Company will continue to monitor the requirements for forgiveness and track costs to ensure the Loan is forgiven in full.

The Loan bears interest at the rate of 1% per annum. To the extent that amounts owed under the Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments. No payments are required until the date the SBA makes a determination on the amount of loan forgiveness.  The Loan matures in two years.

The Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the Loan.

8. Other Assets and Other Liabilities

At June 30, 2020 and December 31, 2019, other assets and other liabilities consisted of the following:

(In thousands)
	June 30, 2020	December 31, 2019
Accounts receivable	$4,081	$7,053
Prepaid expenses	12,435	5,152
Deferred tax asset	20,357	21,406
Loans held for sale	2,412	2,412
Other assets	219	230
Total other assets	$39,504	$36,253

Loans held for sale are carried at the lower of cost or fair value less cost to sell and have been included in other assets in the Consolidated Statement of Financial Condition.

(In thousands)
	June 30, 2020	December 31, 2019
Accounts payable & accrued liabilities	$4,713	$5,015
Deferred compensation liabilities	3,701	2,517
Deferred tax liability	8,292	8,645
Other liabilities	353	3,301
Total other liabilities	$17,059	$19,478

9. Shareholders’ Equity

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

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2020:

	Six Months Ended
	June 30, 2020
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	-	$-
Granted	2,400,000	3.04
Forfeited	(400,000)	3.04
Balance, end of period	2,000,000	$3.04

Options exercisable at end of period	-	$-

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2020:

June 30, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$3.04	2,000,000	4.61	$3.04	$-	-	-	$-	$-

The Company recognizes share-based compensation expense, net of estimated forfeitures, for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of June 30, 2020, there was $0.9 million in unrecognized compensation expense related to share options.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

The following table summarizes RSU activity for the six months ended June 30, 2020:

	Six Months Ended
	June 30, 2020
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	387,006	$3.97
Granted	198,682	2.99
Vested	(100,631)	3.71
Forfeited	(3,894)	4.43
Balance, end of period	481,163	$3.62

The Company recognizes compensation expense, net of estimated forfeitures, for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of June 30, 2020, there was $0.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.42 years.

The Company pays cash distribution equivalents on certain RSUs upon vesting. Distribution equivalents paid on RSUs are generally charged to retained earnings. The Company accounts for the tax benefit related to distribution equivalents paid on RSUs as an increase in additional paid-in capital.

11. Net Income per Common Share

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

The computations of basic and diluted net income per share for the six months ended June 30, 2020 and 2019 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to JMP Group LLC	$1,124	$(1,112)	$(10,624)	$3,957

Denominator:
Basic weighted average shares outstanding	19,582	20,772	19,557	21,028

Effect of potential dilutive securities:
Restricted share units	162	-	-	123

Diluted weighted average shares outstanding	19,744	20,772	19,557	21,151

Net income (loss) per share
Basic	$0.06	$(0.05)	$(0.54)	$0.19
Diluted	$0.06	$(0.05)	$(0.54)	$0.19

Due to the net loss for the six months ended June 30, 2020, and three months ended June 30, 2019, all of the share options and restricted share units outstanding during those periods were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Additionally, the share options were considered out-of-the-money during the three months ended June 30, 2020, and the six months ended June 30, 2019, and therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

(in thousands)	Three Months Ended June 30, 2020
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$14,569	$-	$-	$-	$-	$-	$14,569
Strategic advisory and private placements	7,026	-	-	-	-	-	7,026
Total investment banking revenues	21,595	-	-	-	-	-	21,595
Commissions	3,996	-	-	-	-	-	3,996
Research payments	1,387	-	-	-	-	-	1,387
Net trading losses	262	-	-	-	-	-	262
Total brokerage revenues	5,645	-	-	-	-	-	5,645
Base management fees	-	1,682	-	1,682	-	(25)	1,657
Incentive management fees	-	56	-	56	-	-	56
Total asset management fees	-	1,737	-	1,737	-	(25)	1,712
Total revenues from contracts with customers	$27,240	$1,737	$-	$1,737	$-	$(25)	$28,952

(in thousands)	Three Months Ended June 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$12,328	$-	$-	$-	$-	$-	$12,328
Strategic advisory and private placements	5,408	-	-	-	-	-	5,408
Total investment banking revenues	17,736	-	-	-	-	-	17,736
Commissions	3,063	-	-	-	-	-	3,063
Research payments	1,655	-	-	-	-	-	1,655
Net trading losses	(61)	-	-	-	-	-	(61)
Total brokerage revenues	4,657	-	-	-	-	-	4,657
Base management fees	-	1,533	-	1,533	-	(25)	1,508
Incentive management fees	-	846	-	846	-	-	846
Total asset management fees	-	2,379	-	2,379	-	(25)	2,354
Total revenues from contracts with customers	$22,393	$2,379	$-	$2,379	$-	$(25)	$24,747

(in thousands)	Six Months Ended June 30, 2020
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$23,125	$-	$-	$-	$-	$-	$23,125
Strategic advisory and private placements	13,095	-	-	-	-	-	13,095
Total investment banking revenues	36,220	-	-	-	-	-	36,220
Commissions	7,714	-	-	-	-	-	7,714
Research payments	2,628	-	-	-	-	-	2,628
Net trading losses	(511)	-	-	-	-	-	(511)
Total brokerage revenues	9,832	-	-	-	-	-	9,832
Base management fees	-	3,409	-	3,409	-	(50)	3,359
Incentive management fees	-	330	(261)	69	-	-	69
Total asset management fees	-	3,739	(261)	3,478	-	(50)	3,428
Total revenues from contracts with customers	$46,052	$3,739	$(261)	3,478	$-	$(50)	$49,479

(in thousands)	Six Months Ended June 30, 2019
	Broker -Dealer	Asset Management		Total Asset Management	Corporate Costs	Eliminations	Total
		Asset Management Fee Income	Investment Income
Total revenues from contracts with customers
Equity and debt origination	$19,117	$-	$-	$-	$-	$-	$19,117
Strategic advisory and private placements	10,498	-	-	-	-	-	10,498
Total investment banking revenues	29,615	-	-	-	-	-	29,615
Commissions	6,362	-	-	-	-	-	6,362
Research payments	2,864	-	-	-	-	-	2,864
Net trading losses	(34)	-	-	-	-	-	(34)
Total brokerage revenues	9,192	-	-	-	-	-	9,192
Base management fees	-	4,237	-	4,237	-	(1,032)	3,205
Incentive management fees	-	588	264	852	-		852
Total asset management fees	-	4,825	264	5,089	-	(1,032)	4,057
Total revenues from contracts with customers	$38,807	$4,825	$264	$5,089	$-	$(1,032)	$42,864

13. Income Taxes

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020 and allows net operating losses generated in 2018 through 2020 to be carried back up to five years. The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

For the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of $0.1 million and tax benefit $0.5 million, respectively. The effective tax rates were 13.8% and 30.2% for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax benefit of $7.1 million and $4.6 million, respectively. The effective tax rate is 39.7% and 684.3% for the six months ended June 30, 2020 and 2019, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2020, the Company’s effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate, as permitted by the CARES Act.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

14. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both June 30, 2020 and December 31, 2019.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.3 million of cash on deposit with JMP Securities’ clearing broker at both June 30, 2020 and December 31, 2019. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both June 30, 2020 and December 31, 2019.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $10.6 million and $16.9 million, which were $9.5 million and $15.5 million in excess of the required net capital of $1.1 million and $1.4 million at June 30, 2020 and December 31, 2019 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.57 to 1 and 1.25 to 1 at June 30, 2020 and December 31, 2019, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of June 30, 2020 and December 31, 2019, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $13.5 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $9.4 million and $8.6 million, for the periods, respectively and an investment in HCC common stock of $4.1 million and $8.7 million for the periods, respectively. Base management fees earned from these affiliated entities were $1.7 million and $1.5 million the three months ended June 30, 2020 and 2019, respectively and were $3.4 million and $3.3 million for the six months ended June 30, 2020 and 2019.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both June 30, 2020 and December 31, 2019, the Company’s portion of the outstanding loan balance to this entity was $2.4 million.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of June 30, 2020, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

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

JMP Securities has agreed to indemnify its clearing broker for losses that the clearing broker may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ obligation under the indemnification has no maximum amount. All unsettled trades at June 30, 2020 and December 31, 2019 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2020 and 2019, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of June 30, 2020 or December 31, 2019.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In addition, the Company had unfunded commitments to lend to a borrower. See Note 16 for description of the Company’s unfunded commitments to lend as of June 30, 2020 and December 31, 2019.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management Fee Income, Investment Income, and Corporate costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management Fee Income segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations (through June 30, 2019). The Investment income segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities, and interest expense related to the Company's bond issuance. The Corporate Costs segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses.

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

The Company’s segment information for the six months ended June 30, 2020 and 2019 was prepared using the following methodology:

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

•	Investment Income segment assets are presented net of an intercompany loan.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Three Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$21,595	$-	$-	$-	$-	$-	$21,595	$-		$21,595
Brokerage	5,645	-	-	-	-	-	5,645	-		5,645
Asset management related fees	7	1,941	379	2,320	-	(42)	2,285	(573)	(a)	1,712
Principal transactions	458	-	1,809	1,809	-	-	2,267	(2,315)	(b)	(48)
Net dividend income	-	-	49	49	-	-	49	(39)	(c )	10
Other income	-	-	-	-	-	-	-	912	(a)	912
Net interest income	-	-	192	192	-	-	192	(25)	(c )	167
Gain on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	-	(d )	-
Total net revenues	27,705	1,941	2,429	4,370	-	(42)	32,033	(2,040)		29,993

Non-interest expenses
Non-interest expenses	24,045	2,144	303	2,447	2,082	(42)	28,532	187	(e )	28,719

Operating income (loss) before taxes	3,660	(203)	2,126	1,923	(2,082)	-	3,501	(2,227)		1,274

Income tax expense (benefit)	951	(53)	553	500	(541)	-	910	(734)	(f )	176
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(26)	(a), (c ), (e )	(26)

Operating net income (loss)	$2,709	$(150)	$1,573	$1,423	$(1,541)	$-	$2,591	$(1,467)	(g )	$1,124

Segment assets	$49,796	$10,637	$76,462	$87,098	$229,133	$(159,144)	$206,883	$-		$206,883

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$17,736	$-	$-	$-	$-	$-	$17,736	$-		$17,736
Brokerage	4,657	-	-	-	-	-	4,657	-		4,657
Asset management related fees	6	2,536	323	2,859	-	(34)	2,831	(477)	(a)	2,354
Principal transactions	-	-	1,492	1,492	-	-	1,492	(69)	(b)	1,423
Loss on sale, payoff, and mark-to-market of loans	-	-	(21)	(21)	-	-	(21)	-		(21)
Net dividend income	-	-	331	331	-	-	331	(38)	(c )	293
Other income	-	-	-	-	-	-	-	793	(a)	793
Net interest income	-	-	816	816	-	-	816	17	(c )	833
										-
Total net revenues	22,399	2,536	2,941	5,477	-	(34)	27,842	226		28,068

Non-interest expenses
Non-interest expenses	23,458	2,883	495	3,378	1,982	(34)	28,784	996	(d)	29,780

Operating income (loss) before taxes	(1,059)	(347)	2,446	2,099	(1,982)	-	(942)	(770)		(1,712)

Income tax expense (benefit)	(275)	(90)	635	545	(515)	-	(245)	(272)	(e )	(517)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(83)	(a), (c ), (d)	(83)

Operating net income (loss)	$(784)	$(257)	$1,811	$1,554	$(1,467)	$-	$(697)	$(415)	(f )	$(1,112)

Segment assets	$53,622	$11,424	$121,145	$132,569	$276,693	$(226,911)	$235,973	$-		$235,973

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, expenses attributable to non-controlling interests and amortization of an intangible asset related to CLO III prior to June 30, 2019.
(e)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(f)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Six Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$36,220	$-	$-	$-	$-	$-	$36,220	$-		$36,220
Brokerage	9,832	-	-	-	-	-	9,832	-		9,832
Asset management related fees	159	3,844	712	4,556	-	(87)	4,628	(1,200)	(a)	3,428
Principal transactions	487	-	1,861	1,861	-	-	2,348	(19,948)	(b)	(17,600)
Net dividend income	-	-	305	305	-	-	305	(68)	(c )	237
Other income	-	-	-	-	-	-	-	1,847	(a)	1,847
Net interest income	-	-	650	650	-	-	650	(51)	(c )	599
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d )	697
Total net revenues	46,698	3,844	4,314	8,158	-	(87)	54,769	(19,509)		35,260

Non-interest expenses
Non-interest expenses	43,246	4,506	454	4,960	3,874	(87)	51,993	1,071	(e )	53,064

Operating income (loss) before taxes	3,452	(662)	3,860	3,198	(3,874)	-	2,776	(20,580)		(17,804)

Income tax expense (benefit)	889	(173)	1,012	839	(1,007)	-	722	(7,785)	(f )	(7,063)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(117)	(a), (c ), (e )	(117)

Operating net income (loss)	$2,563	$(489)	$2,848	$2,359	$(2,868)	$-	$2,055	$(12,912)	(g )	$(10,624)

Segment assets	$49,796	$10,637	$76,462	$87,098	$229,133	$(159,144)	$206,883	$-		$206,883

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Six Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$29,615	$-	$-	$-	$-	$-	$29,615	$-		$29,615
Brokerage	9,192	-	-	-	-	-	9,192	-		9,192
Asset management related fees	12	4,897	369	5,266	-	(1,048)	4,230	(173)	(a)	4,057
Principal transactions	-	-	6,879	6,879	-	-	6,879	(168)	(b)	6,711
Loss on sale, payoff, and mark-to-market of loans	-	-	-39	(39)	-	-	(39)	1	(c )	(38)
Net dividend income	-	-	666	666	-	-	666	(77)	(a)	589
Other income	-	-	-	-	-	-	-	758	(c )	758
Net interest income	-	-	4,139	4,139	-	-	4,139	212	(d )	4,351
Total net revenues	38,819	4,897	12,014	16,911	-	(1,048)	54,682	553		55,235

Non-interest expenses
Non-interest expenses	41,358	5,973	3,044	9,017	4,042	(1,048)	53,369	2,541	(e )	55,910

Operating income (loss) before taxes	(2,539)	(1,076)	8,970	7,894	(4,042)	-	1,313	(1,988)		(675)

Income tax expense (benefit)	(660)	(281)	2,332	2,051	(1,050)	-	341	(4,960)	(f )	(4,619)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(13)	(a), (c ), (e )	(13)
Operating net income (loss)	(1,879)	(795)	6,638	5,843	(2,992)	-	972	2,985	(g )	3,957

Segment assets	$53,622	$11,424	$121,145	$132,569	$276,693	$(226,911)	$235,973	$-		$235,973

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, expenses attributable to non-controlling interests and amortization of an intangible asset related to CLO III prior to June 30, 2019.
(e)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(f)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

20. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	June 30, 2020				December 31, 2019
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs and CLO warehouse	$54,084	$-	$54,084	$1,388,925	$73,266	$-	$73,266	$1,439,442
Fund investments	10,951	259	14,538	367,126	10,396	207	14,196	346,206
Other investments	4,301	8	4,301	1,174,419	4,424	95	4,424	1,140,128
Total	$69,336	$267	$72,923	$2,930,470	$88,086	$302	$91,886	$2,925,776

21. Subsequent Events

On July 16, 2020, JMP Holding LLC (“JMP Holding”), a wholly owned subsidiary of JMP Group LLC, entered into an Amendment Number Seven to its existing Second Amended and Restated Credit Agreement, dated as of April 30, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with JMP Holding and its affiliates that are a party thereto as lenders and City National Bank (“CNB”), as administrative agent for the lenders, in order to, among other provisions, (i) allow the JMP Holding to incur liens of certain clearing agents in the ordinary course of business, (ii) reduce the margin applicable to LIBOR loans from 2.25% to 2.00% and (iii) require that the JMP Holding maintain a minimum of $6,000,000 of CLO debt securities pledged as collateral supporting the obligations under the Credit Agreement and refrain from exercising any right to call the related CLO entities or cause the liquidation of such CLO entities.

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

Cautionary Statement Regarding Forward-Looking Statements

This MD&A and other sections of this Form 10-Q (the “Quarterly Report”) contain forward looking statements. The Company makes forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” the negative of these terms, and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that the Company believes to be reasonable. There are or may be important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. The Company undertakes no duty to update any of these forward-looking statements after the date of filing of this Quarterly Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Consequently, investment banking transactions expected to close in March were pushed out into the future, postponing revenues that otherwise would have been recognized in the first quarter. On the other hand, in the first quarter we experienced a material increase in our institutional equities business, as brokerage clients turned to us for insight into an extraordinarily challenging market environment. In the second quarter of 2020, unprecedented fiscal and monetary stimuli by the U.S. government spurred a sharp recovery in U.S. equity prices, directly benefiting the Company's equity capital markets and brokerage revenues. In addition, with our employees continuing to work remotely due to the pandemic, our non-compensation expenses were unusually low for the quarter. These factors combined resulted in significantly improved financial results for the second quarter of 2020 compared to the first quarter of 2020.

Due to the dramatic market volatility as a result of the COVID-19 pandemic, there was a significant decline in the fair value of our CLO debt securities and we recognized a significant unrealized loss in the first quarter of 2020. In the second quarter of 2020, the fair value of our CLO debt securities improved but remain in an unrealized loss position. We expect that the valuation of our CLO debt securities will remain volatile until the depth and duration of the current recession is better understood. While not nearly as significant, we recognized unrealized losses on other marketable securities, driven by lower market prices.

Many parts of California, in which our headquarters is located, remain locked down. Fortunately, the nature of our business allows us to successfully conduct investment banking, trading, and asset management activities, even though our employees have been working remotely since mid-March. As with most market dislocations, buyers and sellers need some time to adjust to the new environment, which can especially delay strategic advisory transactions and sometimes leads to reduced outcomes. Additionally, companies looking toward IPOs or follow-on offerings will ordinarily postpone their plans until market volatility normalizes. While we continue to be actively engaged with our clients and customers in finding the best available opportunities and solutions, we expect that delayed closings will weigh on investment banking revenues for the third quarter and beyond.

An economic recession could have a material adverse effect on our business, financial condition, results of operations, or cash flows.  We are closely monitoring the status of the COVID-19 pandemic and its impact on our business and the economy and capital markets globally.  The unprecedented amount of Federal stimulus spending targeted at employees of small businesses, strategically important industries, and healthcare, may help stabilize the U.S. economy and capital markets. However, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our business in the third quarter and beyond.

Deconsolidation

During the first three months of 2019, multiple events and transactions took place which resulted in the Company deconsolidating variable interest entities ("VIEs"): JMPCA, JMP Credit Advisors CLO III(R) Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd (“CLO IV”), JMP Credit Advisors CLO V Ltd (“CLO V”), and JMP Credit Advisors Long-Term Warehouse Ltd (“CLO VI”) (CLO III, CLO IV, CLO V and CLO VI are collectively the “CLOs”). These events and transactions are hereafter referred to as the "Deconsolidation". The Company continues to hold approximately 47% of the subordinated notes of CLO III and 100% of the junior subordinated notes of CLO IV and CLO V and accounts for its ownership of these subordinated notes as an investment in a debt security and classifies them as available-for-sale securities. Refer to the Annual Report for more information on the Deconsolidation.

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

Asset Management Fees

We earn asset management fees for managing a family of investment partnerships, including hedge funds, hedge funds of funds, private equity funds, real estate funds, a capital debt fund, as well as a publicly traded specialty finance company, Harvest Capital Credit Corporation (“HCC”). These fees include base management fees and incentive fees. Base management fees are generally determined by the fair value of the assets under management (“AUM”), invested capital or the aggregate capital commitment and the fee schedule for each fund or account. Incentive fees are based upon the investment performance of the funds or accounts. For most of our funds, incentive fees equate to a percentage of the excess investment return above a specified high-water mark or hurdle rate over a defined period of time. For private equity funds, incentive fees equate to a percentage of the realized gain from the disposition of each portfolio investment in which each investor participates, which we earn after returning contributions by an investor for a portfolio investment. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that it is not probable that a significant reversal of revenue will occur.

The following table presents a summary of the Company’ s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	June 30,	December 31,
	2020	2019
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$589,253	$594,678
Client Assets Under Management by Sponsored Funds (2)	5,101,652	5,381,432

JMP Group LLC total client assets under management	$5,690,905	$5,976,110

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount.
(2)	Sponsored funds are third-party asset managers in which the Company owns an economic interest.

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

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, which are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company does not have a valuation allowance as of June 30, 2020.

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

Non-controlling Interest

 Non-controlling interest for the three and six months ended June 30, 2020 includes the interest of third parties in HCS Strategic Investments LLC (“HCS SI”) and HCAP Advisors. Non-controlling interest for the three and six months ended June 30, 2019 includes the interest of third parties in CLO III (through January 17, 2019), HCS SI, and HCAP Advisors.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change From 2019 to 2020		Six Month Change From 2019 to 2020
	2020	2019	2020	2019	$	%	$	%
Revenues
Investment banking	$21,595	$17,736	$36,220	$29,615	$3,859	21.8%	$6,605	22.3%
Brokerage	5,645	4,657	9,832	9,192	988	21.2%	640	7.0%
Asset management fees	1,712	2,354	3,428	4,057	(642)	-27.3%	(629)	-15.5%
Principal transactions	(48)	1,423	(17,600)	6,711	(1,471)	-103.4%	(24,311)	-362.3%
Loss on sale, payoff and mark-to-market of loans	-	(21)	0	(38)	21	-100.0%	38	-100.0%
Net dividend income	10	293	237	589	(283)	-96.6%	(352)	-59.8%
Other income	912	793	1,847	758	119	15.0%	1,089	143.7%
Non-interest revenues	29,826	27,235	33,964	50,884	2,591	9.5%	(16,920)	-33.3%

Interest income	1,890	2,772	4,104	17,063	(882)	-31.8%	(12,959)	-75.9%
Interest expense	(1,723)	(1,939)	(3,505)	(12,712)	216	-11.1%	9,207	-72.4%
Net interest income	167	833	599	4,351	(666)	-80.0%	(3,752)	-86.2%

Gain on repurchase, reissuance, or early retirement of debt	-	-	697	0	-	N/A	697	0.0%
Total net revenues	29,993	28,068	35,260	55,235	1,925	6.9%	(19,975)	-36.2%

Non-interest expenses
Compensation and benefits	22,386	19,945	38,599	37,167	2,441	12.2%	1,432	3.9%
Administration	1,067	2,748	3,289	4,677	(1,681)	-61.2%	(1,388)	-29.7%
Brokerage, clearing and exchange fees	647	733	1,281	1,434	(86)	-11.7%	(153)	-10.7%
Travel and business development	54	1,347	976	2,368	(1,293)	-96.0%	(1,392)	-58.8%
Managed deal expenses	950	1,334	1,538	1,867	(384)	-28.8%	(329)	-17.6%
Communications and technology	1,085	1,127	2,214	2,180	(42)	-3.7%	34	1.6%
Occupancy	1,194	1,409	2,393	2,832	(215)	-15.3%	(439)	-15.5%
Professional fees	731	821	1,621	2,277	(90)	-11.0%	(656)	-28.8%
Depreciation	397	311	945	608	86	27.7%	337	55.4%
Other	208	5	208	500	203	4060.0%	(292)	-58.4%
Total non-interest expenses	28,719	29,780	53,064	55,910	(1,061)	-3.6%	(2,846)	-5.1%
Net income (loss) before income taxes	1,274	(1,712)	(17,804)	(675)	2,986	-174.4%	(17,129)	2537.6%
Income tax expense (benefit)	176	(517)	(7,063)	(4,619)	693	-134.0%	(2,444)	52.9%
Net income (loss)	1,098	(1,195)	(10,741)	3,944	2,293	-191.9%	(14,685)	-372.3%
Less: Net income (loss) attributable to non-controlling interest	(26)	(83)	(117)	(13)	57	-68.7%	(104)	800.0%
Net income (loss) attributable to JMP Group LLC	$1,124	$(1,112)	$(10,624)	$3,957	$2,236	-201.1%	$(14,581)	-368.5%

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

	Three Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$21,595	$-	$-	$-	$-	$-	$21,595
Brokerage	5,645	-	-	-	-	-	5,645
Asset management related fees	7	1,941	379	2,320	-	(42)	2,285
Principal transactions	458	-	1,809	1,809	-	-	2,267
Net dividend income	-	-	49	49	-	-	49
Net interest income	-	-	192	192	-	-	192
Total net revenues	27,705	1,941	2,429	4,370	-	(42)	32,033

Non-interest expenses
Non-interest expenses	24,045	2,144	303	2,447	2,082	(42)	28,532

Operating pre-tax net income (loss)	3,660	(203)	2,126	1,923	(2,082)	-	3,501

Income tax expense (benefit)	951	(53)	553	500	(541)	-	910

Operating net income (loss)	$2,709	$(150)	$1,573	$1,423	$(1,541)	$-	$2,591

	Three Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$17,736	$-	$-	$-	$-	$-	$17,736
Brokerage	4,657	-	-	-	-	-	4,657
Asset management related fees	6	2,536	323	2,859	-	(34)	2,831
Principal transactions	-	-	1,492	1,492	-	-	1,492
Loss on sale, payoff, and mark-to-market of loans	-	-	(21)	(21)	-	-	(21)
Net dividend income	-	-	331	331	-	-	331
Net interest income	-	-	816	816	-	-	816

Total net revenues	22,399	2,536	2,941	5,477	-	(34)	27,842

Non-interest expenses
Non-interest expenses	23,458	2,883	495	3,378	1,982	(34)	28,784

Operating pre-tax net income (loss)	(1,059)	(347)	2,446	2,099	(1,982)	-	(942)

Income tax expense (benefit)	(275)	(90)	635	545	(515)	-	(245)

Operating net income (loss)	$(784)	$(257)	$1,811	$1,554	$(1,467)	$-	$(697)

	Six Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$36,220	$-	$-	$-	$-	$-	$36,220
Brokerage	9,832	-	-	-	-	-	9,832
Asset management related fees	159	3,844	712	4,556	-	(87)	4,628
Principal transactions	487	-	1,861	1,861	-	-	2,348
Net dividend income	-	-	305	305	-	-	305
Net interest income	-	-	650	650	-	-	650
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Adjusted net revenues	46,698	3,844	4,314	8,158	-	(87)	54,769

Non-interest expenses
Non-interest expenses	43,246	4,506	454	4,960	3,874	(87)	51,993

Operating pre-tax net income (loss)	3,452	(662)	3,860	3,198	(3,874)	-	2,776

Income tax expense (benefit)	889	(173)	1,012	839	(1,007)	-	722

Operating net income (loss)	$2,563	$(489)	$2,848	$2,359	$(2,868)	$-	$2,055

	Six Months Ended June 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$29,615	$-	$-	$-	$-	$-	$29,615
Brokerage	9,192	-	-	-	-	-	9,192
Asset management related fees	12	4,897	369	5,266	-	(1,048)	4,230
Principal transactions	-	-	6,879	6,879	-	-	6,879
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	666	666	-	-	666
Net interest income	-	-	4,139	4,139	-	-	4,139
Adjusted net revenues	38,819	4,897	12,014	16,911	-	(1,048)	54,682

Non-interest expenses
Non-interest expenses	41,358	5,973	3,044	9,017	4,042	(1,048)	53,369

Operating pre-tax net income (loss)	(2,539)	(1,076)	8,970	7,894	(4,042)	0	1,313

Income tax expense (benefit)	(660)	(281)	2,332	2,051	(1,050)	-	341

Operating net income (loss)	$(1,879)	$(795)	$6,638	$5,843	$(2,992)	$-	$972

The following table reconciles operating net income (loss) to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three and six months ended June 30, 2020 and 2019.

(In thousands)	Three Months Ended June 30,
	2020	2019
Consolidated net income (loss) attributable to JMP Group LLC	$1,124	$(1,112)
Income tax expense (benefit)	176	(517)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$1,300	$(1,629)
Addback (subtract):
Share-based awards and deferred compensation	130	(587)
Impairment of CLO debt securities	(1,013)	-
Unrealized loss in real estate fund investment – depreciation and amortization	(516)	(221)
Unrealized mark-to-market gain (loss) on strategic equity investments	(802)	121
Total consolidation adjustments and reconciling items	(2,201)	(687)
Total segments adjusted operating pre-tax net income (loss)	$3,501	$(942)

Subtract (addback) of segment income tax expense (benefit)	910	(245)
Operating net income (loss)	$2,591	$(697)

(In thousands)	Six Months Ended June 30,
	2020	2019
Consolidated net income (loss) attributable to JMP Group LLC	$(10,624)	$3,957
Income tax benefit	(7,063)	(4,619)
Consolidated pre-tax net loss attributable to JMP Group LLC	$(17,687)	$(662)
Subtract:
Share-based awards and deferred compensation	(416)	(1,431)
Early retirement/reissuance	(89)	-
Impairment of CLO debt securities	(14,536)	-
Amortization of intangible asset – CLO III	-	(277)
Unrealized loss in real estate fund investment – depreciation and amortization	(854)	(778)
Unrealized mark-to-market loss on strategic equity investments	(4,568)	511
Total consolidation adjustments and reconciling items	(20,463)	(1,975)
Total segments adjusted operating pre-tax net income (loss)	$2,776	$1,313

Subtract (addback) of segment income tax expense (benefit)	722	341
Operating net income (loss)	$2,055	$972

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Overview

Total net revenues were $28.1 million for the quarter ended June 30, 2019 and $30.0 million for the same period in 2020.

Non-interest revenues increased $2.6 million, or 9.5%, from $27.2 million for the quarter ended June 30, 2019 to $29.8 million in the same period in 2020. This increase was primarily driven by a $3.9 million increase in investment banking revenues, partially offset by a $1.4 decrease in principal transaction revenues.

Net interest income decreased $0.6 million, or 80.0%, from $0.8 million for the quarter ended June 30, 2019 to $0.2 million for the quarter ended June 30, 2020. The decrease in net interest income was due to the deconsolidation of the CLOs during the three month period ended June 30, 2019.

Total non-interest expenses decreased $1.1 million, or 3.6%, from $29.8 million for the quarter ended June 30, 2019 to $28.7 million for the quarter ended June 30, 2020, primarily due to a $3.6 million decrease in non-compensation expense, offset by a $2.5 million increase in compensation and benefits.

Net income attributable to non-controlling interest increased $0.1 million, or 68.7%, from net loss of $0.1 million for the quarter ended June 30, 2019 to a net loss of $0.0 million for the quarter ended June 30, 2020. The decrease in net income attribute to non-controlling interest is due to the deconsolidation of CLO III during the three months ended March 31, 2019.

Net income attributable to JMP Group LLC increased $2.2 million, or 201.1%, from a net loss of $1.1 million for the quarter ended June 30, 2019 to net income of $1.1 million for the quarter ended June 30, 2020. The increase in net income attributable to JMP Group LLC was primarily due to the decreased non-interest revenues earned in the quarter ended June 30, 2020 compared to the same period in 2019.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $3.9 million, or 21.8%, from $17.7 million for the quarter ended June 30, 2019 to $21.6 million for the same period in 2020. As a percentage of total net revenues, investment banking revenues increased from 63.2% for the quarter ended June 30, 2019 to 72.0% for the quarter ended June 30, 2020. On an operating basis, investment banking revenues were 67.4% and 63.7% for the quarters ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2020 to 2019
	2020		2019
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	22	$14,569	25	$12,328	(3)	$2,241	18.2%
Strategic advisory and private placements	5	7,026	3	5,408	2	$1,618	29.9%
Total	27	$21,595	28	$17,736	(1)	$3,859	21.8%

The increase in revenues was driven by a 26.3% increase in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was zero and seven for the quarters ended June 30, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased from $4.7 million for the quarter ended June 30, 2019 to $5.6 million for the quarter ended June 30, 2020. Brokerage revenues increased as a percentage of total net revenues, from 16.6% for the quarter ended June 30, 2019 to 18.8% for the quarter ended June 30, 2020. On an operating basis, brokerage revenues were 17.6% and 16.7% for the quarters ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2020	2019
Asset management related fees:
Fees reported as asset management fees	$1,712	$2,354
Fees reported as other income	912	793
Less: non-controlling interests	(339)	(316)
Total segment asset management related fee revenues	$2,285	$2,831

Fees reported as asset management fees were $1.7 million and $2.4 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, asset management revenues decreased from 8.4% for the quarter ended June 30, 2019 to 5.7% for the quarter ended June 30, 2020.

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

Total segment asset management related fee revenue decreased $0.5 million from $2.8 million for the quarter ended June 30, 2019 to $2.3 million for the quarter ended June 30, 2020.  On an operating basis, asset management related fee revenues were 7.1% and 10.2% for the quarters ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues decreased $1.4 million from a gain of $1.4 million for the quarter ended June 30, 2019 to break-even for the same period in 2020. This decrease was primarily driven by a $1.0 million impairment loss on CLO debt securities included in principal transaction revenues for the quarter ended June 30, 2020.

Total segment principal transaction revenues increased from $1.5 million for the quarter ended June 30, 2019 to $2.3 million for the same period in 2020, primarily driven by a $0.4 million gain on equity and other securities and a $0.4 million gain on other investments. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended June 30,
	2020	2019

Equity and other securities	$333	$(92)
Warrants and other investments	1,414	1,052
Investment partnerships	520	532
Total segment principal transaction revenues	2,267	1,492
Operating adjustment addbacks	(2,315)	(69)
Total principal transaction revenues	$(48)	$1,423

On an operating basis, as a percentage of total net revenues, principal transaction revenues increased from 5.4% for the quarter ended June 30, 2019 to 7.1% for the quarter ended June 30, 2020.

Gain (Loss) on Sale, Payoff, and Mark-to-Market of Loans

Gain (loss) on sale, payoff, and mark-to-market of loans increased from a loss of $21 thousand for the quarter ended June 30, 2019 to zero for the quarter ended June 30, 2020.

Net Dividend Income

Net dividend income decreased $0.3 million, from $0.3 million for the quarter ended June 30, 2019 to $0.0 million for the quarter ended June 30, 2020. Net dividend income in 2019 primarily related to dividends from our HCC investment.

Net Interest Income/Expense

Net interest income decreased $0.6 million from $0.8 million for the quarter ended June 30, 2019 to $0.2 million for the quarter ended June 30, 2020 As a percentage of total net revenues, net interest income was 2.9% for the quarter ended June 30, 2019 and 0.6% for the quarter ended June 30, 2020.

Total segment net interest income decreased from $0.8 million for the quarter ended June 30, 2019 to $0.2 million for the quarter ended June 30, 2020. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. As a percentage of total segment net revenues, net interest income was 2.9% for the quarter ended June 30, 2019 and 0.6% for the quarter ended June 30, 2020.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $2.5 million, or 12.2%, from $19.9 million for the quarter ended June 30, 2019 to $22.4 million for the quarter ended June 30, 2020.

Employee payroll, taxes and benefits, and consultant fees decreased $0.2 million from $10.1 million for the quarter ended June 30, 2019 to $9.9 million for the quarter ended June 30, 2020. Performance-based bonus and commission increased $2.8 million from $9.2 million for the quarter ended June 30, 2019 to $12.0 million for the quarter ended June 30, 2020.

Equity-based compensation decreased $0.1 million from $0.6 million for the quarter ended June 30, 2019 to $0.5 million for the quarter ended June 30, 2020

Compensation and benefits as a percentage of revenues increased from 71.1% of total net revenues for the quarter ended June 30, 2019 to 74.6% for the quarter ended June 30, 2020. Compensation and benefits increased 12.2% from the quarter ended June 30, 2019 when compared to the quarter ended June 30, 2020. Net revenue increased 6.9% from the quarter ended June 30, 2019 when compared to the quarter ended June 30, 2020.

Administration

Administration expense decreased $1.6 million from $2.7 million for the quarter ended June 30, 2019 to $1.1 million for the quarter ended June 30, 2020 As a percentage of total net revenues, administration expense were 9.8% and 3.6% for the quarters ended June 30, 2020 and 2019, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $0.6 million and $0.7 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, our brokerage, clearing and exchange fees were 2.2% and 2.6% for the quarters ended June 30, 2020 and 2019, respectively.

Travel and Business Development

Travel and business development expenses were $0.1 million and $1.3 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, travel and business development expense was 0.2% and 4.8% for the quarters ended June 30, 2020 and 2019, respectively.

Managed deal expenses

Managed deal expenses were $1.0 million and $1.3 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, managed deal expenses were 3.2% and 4.8% for the quarters ended June 30, 2020 and 2019, respectively.

Communications and Technology

Communications and technology expenses were $1.1 million for both of the quarters ended June 30, 2020 and 2019. As a percentage of total net revenues, communications and technology expense were 3.6% and 4.0% for the quarters ended June 30, 2020 and 2019, respectively.

Occupancy

Occupancy expenses were $1.2 million and $1.4 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, occupancy expenses were 4.0% and 5.0% for the quarters ended June 30, 2020 and 2019, respectively.

Professional Fees

Professional fees were $0.7 million and $0.8 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, professional fees were 2.4% and 2.9% for the quarters ended June 30, 2020 and 2019, respectively.

Depreciation

Depreciation expenses were $0.4 million and $0.3 million for the quarters ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, depreciation was 1.3% and 1.1% for the quarters ended June 30, 2020 and 2019, respectively.

Other Expenses

Other expenses were $0.2 and $0.0 million for the quarters ended June 30, 2020, respectively. As a percentage of total net revenues, other expenses were 0.7% and 0.0% for the quarters ended June 30, 2020 and 2019, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from net loss of $0.1 million for the quarter ended June 30, 2019 to net income of $0.0 million for the quarter ended June 30, 2020. Non-controlling interest for the quarter ended June 30, 2019 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI. Non-controlling interest for the quarter ended June 30, 2020 includes the interest of third parties in HCAP Advisors and HCS SI.

Provision for Income Taxes

Income tax expense was $0.1 million and $0.5 million benefit for the quarters ended June 30, 2020 and 2019, respectively. The Company's tax benefit decreased for the quarter ended June 30, 2020 from June 30, 2019 due to a increased from net income from 2019 to 2020.

Beginning January 1, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, going forward.

For GAAP reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate.

Segment income tax was a $0.9 million expense and $0.2 million benefit for the quarters ended June 30, 2020 and 2019, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the three months ended June 30, 2020 and 2019 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Overview

Total net revenues were $55.2 million for the six months ended June 30, 2019 and $35.3 million for the same period in 2020.

Non-interest revenues decreased $16.9 million, or 33.3%, from $50.9 million for the six months ended June 30, 2019 to $34.0 million in the same period in 2020. This decrease was primarily driven by a $24.3 million decrease in principal transaction revenues, partially offset by a $6.6 million increase in investment banking revenues and a $1.0 million increase in other income.

Net interest income decreased $3.8 million, or 86.2%, from $4.4 million for the six months ended June 30, 2019 to $0.6 million for the six months ended June 30, 2020. The decrease in net interest income was due to the deconsolidation of the CLOs during the six months ended June 30, 2019.

Gain on repurchase, reissuance, or early retirement of debt increased $0.7 million from zero for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020.

Total non-interest expenses decreased $2.8 million, or 5.1%, from $55.9 million for the six months ended June 30, 2019 to $53.1 million for the six months ended June 30, 2020, primarily due to a $1.4 million decrease in administration expense and $1.4 million decrease in travel and business development expense.

Net income attributable to non-controlling interest decreased $0.1 million, from net income of $0.0 million for the six months ended June 30, 2019 to a net loss of $0.1 million for the six months ended June 30, 2020. The decrease in net income attribute to non-controlling interest is due to the deconsolidation of CLO III during the six months ended June 30, 2019.

Net income attributable to JMP Group LLC decreased $14.6 million, or 368.5%, from a net income of $4.0 million for the six months ended June 30, 2019 to a net loss of $10.6 million for the six months ended June 30, 2020. The decrease in net income attributable to JMP Group LLC was primarily due to the decreased non-interest revenues earned in the six months ended June 30, 2020 compared to the same period in 2019.

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $6.6 million, or 22.3%, from $29.6 million for the six months ended June 30, 2019 to $36.2 million for the same period in 2020. As a percentage of total net revenues, investment banking revenues increased from 53.6% for the six months ended June 30, 2019 to 102.7% for the six months ended June 30, 2020. On an operating basis, investment banking revenues were 66.1% and 54.1% for the six months ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2020 to 2019
	2020		2019
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	39	23,125	42	$19,117	(3)	$4,008	21.0%
Strategic advisory and private placements	9	13,095	9	10,498	0	$2,597	24.7%
Total	48	$36,220	51	$29,615	(3)	$6,605	22.3%

The increase in revenues was driven by a 30.0% increase in the average size of the fee paid per transaction. The number of transactions in which we acted as a bookrunning manager was two and ten for the six months ended June 30, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased from $9.2 million for the six months ended June 30, 2019 to $9.8 million for the six months ended June 30, 2020. Brokerage revenues increased as a percentage of total net revenues, from 32.7% for the six months ended June 30, 2019 to 32.8% for the six months ended June 30, 2020. On an operating basis, brokerage revenues were 18.0% and 16.8% for the six months ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2020	2019
Asset management related fees:
Fees reported as asset management fees	$3,428	$4,057
Fees reported as other income	1,847	758
Less: Non-controlling interest in HCAP Advisors	(647)	(585)
Total segment asset management related fee revenues	$4,628	$4,230

Fees reported as asset management fees was $3.4 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, asset management revenues increased from 7.3% for the six months ended June 30, 2019 to 9.7% for the six months ended June 30, 2020.

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

Total segment asset management related fee revenue increased $0.4 million from $4.2 million for the six months ended June 30, 2019 to $4.6 million for the six months ended June 30, 2020. On an operating basis, asset management related fee revenues were 8.5% and 7.7% for the six months ended June 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues decreased $24.3 million from a gain of $6.7 million for the six months ended June 30, 2019 to a loss of $17.6 million for the same period in 2020. This decrease was primarily driven by a $14.5 million impairment loss on CLO debt securities included in principal transaction revenues for the six months ended June 30, 2020 and a $3.4 million gain on deconsolidation of JMPCA included in the same period in 2019.

Total segment principal transaction revenues decreased from $6.9 million for the six months ended June 30, 2019 to $2.3 million for the same period in 2020. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Six Months Ended June 30,
	2020	2019

Equity and other securities	$(491)	$1,369
Warrants and other investments	2,321	5,360
Investment partnerships	518	150
Total segment principal transaction revenues	2,348	6,879
Operating adjustment addbacks	(19,948)	(168)
Total principal transaction revenues	$(17,600)	$6,711

On an operating basis, as a percentage of total net revenues, principal transaction revenues decreased from 12.6% for the six months ended June 30, 2019 to 4.3% for the six months ended June 30, 2020.

Net Dividend Income

Net dividend income decreased $0.4 million, from $0.6 million for the six months ended June 30, 2019 to $0.2 million for the six months ended June 30, 2020. Net dividend income primarily related to dividends from our HCC investment.

Net Interest Income/Expense

Net interest income decreased $3.8 million from $4.4 million for the six months ended June 30, 2019 to $0.6 million for the six months ended June 30, 2020. The decrease in net interest income was driven primarily by a $13.0 million decrease in net interest earned, partially offset by a $9.2 million increase in net interest expense. As a percentage of total net revenues, net interest income was 7.9% for the six months ended June 30, 2019 and 1.7% for the six months ended June 30, 2020.

Total segment net interest income increased from $0.0 million for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020. Net interest income is earned in our Investment Income segment and reflects our portion of the net CLO contractual interest before deconsolidation in the first quarter of 2019, net of bond interest expense. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. As a percentage of total segment net revenues, net interest income was 0.0% for the six months ended June 30, 2019 and 1.2% for the six months ended June 30, 2020.

Gain on Repurchase, Reissuance, or Early Retirement of Debt

Gain on repurchase, reissuance, or early retirement of debt increased $0.7 million from zero for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020. The increase was driven primarily by the repurchase of $1.4 million and $0.7 million par value of its issued and outstanding 2019 Senior Notes and 2017 Senior Notes, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $1.4 million, or 3.9%, from $37.2 million for the six months ended June 30, 2019 to $38.6 million for the six months ended June 30, 2020.

Employee payroll, taxes and benefits, and consultant fees decreased $0.1 million from $21.4 million for the six months ended June 30, 2019 to $21.3 million for the six months ended June 30, 2020. Performance-based bonus and commission increased $1.7 million from $14.7 million for the six months ended June 30, 2019 to $16.4 million for the six months ended June 30, 2020.

Equity-based compensation decreased $0.2 million from $1.1 million for the six months ended June 30, 2019 to $0.9 million for the six months ended June 30, 2020.

Compensation and benefits as a percentage of revenues increased from 67.3% of total net revenues for the six months ended June 30, 2019 to 109.5% for the six months ended June 30, 2020. The increase in the compensation and benefits as a percentage of revenues is primarily due to the decrease in total net revenues from the six months ended June 30, 2019 compared to the same period in 2020.

Administration

Administration expense decreased $1.4 million from $4.7 million for the six months ended June 30, 2019 to $3.3 million for the six months ended June 30, 2020 As a percentage of total net revenues, administration expense were 9.3% and 8.5% for the six months ended June 30, 2020 and 2019, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees were $1.3 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, our brokerage, clearing and exchange fees were 3.6% and 2.6% for the six months ended June 30, 2020 and 2019, respectively.

Travel and Business Development

Travel and business development expenses were $2.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, travel and business development expense was 2.8% and 4.3% for the six months ended June 30, 2020 and 2019, respectively.

Managed deal expenses

Managed deal expenses were $1.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, managed deal expenses were 4.4% and 3.4% for the six months ended June 30, 2020 and 2019, respectively.

Communications and Technology

Communications and technology expenses were $2.2 million for both of the six months ended June 30, 2020 and 2019. As a percentage of total net revenues, communications and technology expense were 6.3% and 3.9% for the six months ended June 30, 2020 and 2019, respectively.

Occupancy

Occupancy expenses were $2.4 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, occupancy expenses were 6.8% and 5.1% for the six months ended June 30, 2020 and 2019, respectively.

Professional Fees

Professional fees were $1.6 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, professional fees were 4.6% and 4.1% for the six months ended June 30, 2020 and 2019, respectively.

Depreciation

Depreciation expenses were $0.9 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, depreciation was 2.7% and 1.1% for the six months ended June 30, 2020 and 2019, respectively.

Other Expenses

Other expenses were $0.2 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of total net revenues, other expenses were 0.6% and 0.9% for the six months ended June 30, 2020 and 2019, respectively.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest decreased from zero for the six months ended June 30, 2019 to net loss of $0.1 million for the six months ended June 30, 2020. Non-controlling interest for the six months ended June 30, 2019 includes the interest of third parties in CLO III, HCAP Advisors, and HCS SI. Non-controlling interest for the six months ended June 30, 2020 includes the interest of third parties in HCAP Advisors and HCS SI.

Provision for Income Taxes

Income tax benefit was $7.1 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company's tax benefit increased for the six months ended June 30, 2020 from June 30, 2019 due to a decrease from net income to a net loss from 2019 to 2020.

For GAAP reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. The effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate.

Segment income tax was a $0.7 million benefit and $0.0 million expense for the six months ended June 30, 2020 and 2019, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the six months ended June 30, 2020 and 2019 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

The tables below present summarized financial information as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020.

(In thousands)	As of
	June 30,	December 31,
	2020	2019

Cash and cash equivalents	$5,313	$12,557
Marketable securities owned, at fair value	28,735	34,203
Due from non-obligated subsidiaries	1,221	200
Deferred tax asset	17,332	18,547
Operating lease right-of-use asset	17,963	19,632
Total assets	90,049	99,100

Bond payable, net of debt issuance costs	80,720	82,584
Due to non-obligated subsidiaries	18,953	20,912
Operating lease liability	23,316	25,394
Total liabilities	135,209	140,377
Total equity	(45,161)	(41,276)
Total liabilities and equity	90,048	99,101

(In thousands)	Six Months Ended
June 30, 2020

Total net revenues after provision for loan losses	$(745)
Total non-interest expenses	2,487
Net loss	(1,901)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2020 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues. We expect certain costs to decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses.  In addition, even before the market upheaval due to the COVID-19 pandemic, we were focused on cutting our non-compensation costs materially during 2020.  Reduced cash spending from those factors should partially offset the reduced cash flow from decreased revenues.  However, the extent to which the COVID-19 pandemic will impact our liquidity in the third quarter and beyond remains uncertain. As of June 30, 2020, we had $47.2 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of June 30, 2020, we had net liquid assets of $97.9 million primarily consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of June 30, 2020, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

As of June 30, 2020, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of June 30, 2020 and December 31, 2019, we were in compliance with the loan covenants under the Credit Agreement.

The Borrower’s obligations under the Credit Agreement are guaranteed by all of the Company’s other wholly owned subsidiaries (other than JMP Securities) and are secured by substantially all of its and the guarantors’ assets. In addition, we have entered into a limited recourse pledge agreement with CNB whereby JMP Group LLC granted a lien on the equity interests in JMP Investment Holdings LLC and JMPAM to secure the Borrower’s obligations under the Credit Agreement.

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

On June 29, 2020, JMP Securities entered Amendment Number Eleven to the Revolving Note Agreement. Pursuant to this amendment, the $20.0 million Revolving Note Agreement was extended for one year until June 30, 2021. On June 20, 2021, any existing outstanding amount under the Revolving Note will convert to a term loan maturing the following year.

There was no borrowing on the Revolving Note as of June 30, 2020 and December 31, 2019.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both June 30, 2020 and December 31, 2019, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities) and are secured by substantially all the guarantors’ assets.

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

During the three months ended June 30, 2020, the Company did not repurchase any of the Company's shares.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $10.6 million and $16.9 million, which were $9.5 million and $15.5 million in excess of the required net capital of $1.1 million and $1.4 million, at June 30, 2020 and December 31, 2019, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.57 to 1 and 1.25 to 1 at June 30, 2020 and December 31, 2019, respectively.

A condensed table of cash flows for the six months ended June 30, 2020 and 2019 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2019 to 2020
	2020	2019	$	%
Cash flows used in operating activities	$(18,074)	$(31,139)	13,065	-42.0%
Cash flows provided by (used in) investing activities	13,388	(57,855)	71,243	-123.1%
Cash flows (used in) provided by financing activities	2,275	10,308	(8,033)	-77.9%
Total cash flows	$(2,411)	$(78,686)	$76,275	-96.9%

Cash Flows for the six months ended June 30, 2020

Cash decreased by $2.4 million during the six months ended June 30, 2020 as a result of cash used in operating activities, partially offset by cash provided by investing and financing activities.

Our operating activities used $18.1 million of cash from a net loss of $10.7 million, adjusted for the cash used on the gain on other investments, and cash used by operating assets and liabilities of $7.1 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $13.8 million, increase in other assets of $5.3 million, increase of $3.8 million in receivables, decrease of $1.9 million in other liabilities, and $1.4 million increase in marketable securities sold but not yet repurchased, partially offset by an $18.8 million decrease in marketable securities.

Our investing activities provided $13.4 million of cash primarily due to a $13.8 million in sales from non-equity method investments.

Our financing activities provided $2.3 million of cash primarily due to $3.8 million proceeds from PPP loans, partially offset by $1.4 million in repurchase of bonds payable.

Cash Flows for the six months ended June 30, 2019

Cash decreased by $78.7 million during the six months ended June 30, 2019, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Our operating activities used $31.1 million of cash from the net income of $3.9 million, adjusted for the cash used by operating assets and liabilities of $31.2 million, and adjusted by non-cash revenue and expense items of $4.0 million. The cash used by the change in operating assets and liabilities was primarily due to a decrease in accrued compensation of $27.7 million, an increase in deposits and other assets of $12.5 million, an increase in interest receivable of $4.9 million, and a decrease in interest payable of $3.4 million, partially offset by a $10.8 million decrease in marketable securities, and a $8.0 million increase in other liabilities.

Our investing activities used $57.9 million of cash primarily due to a $35.2 million funding of loans collateralizing asset-backed securities issued, $27.8 million decrease in cash and restricted cash due to deconsolidation of subsidiaries, $25.6 million of funding of loans held for investment, and $9.6 million of purchases of non-equity method investments, partially offset by $23.8 million of receipts from loans collateralizing asset-backed securities issued, $10.4 million of receipts from sales and distributions from other investments, and $7.0 million in receipts from loans held for investment.

Our financing activities provided $10.3 million of cash primarily due to $16.6 million of proceeds from the drawdowns on the line of credit, $7.8 million of proceeds from the drawdowns of the CLO warehouse facility, partially offset by $8.6 million in purchases of common shares from treasury, $1.9 million in distributions and distribution equivalents on common shares and RSUs, $1.6 million in repayments on the line of credit, and $0.9 million of distributions to non-controlling interest shareholders.

Contractual Obligations

As of June 30, 2020, our aggregate minimum future commitment on our leases was $28.1 million. See Note 9 of the notes to the consolidated financial statements for more information. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020. However, through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Management, after consultation with legal counsel, believes that, except as described below, the currently known actions or threats against us will not result in any material adverse effect on our financial condition, results of operations or cash flows.

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

During the quarter ended June 30, 2020, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of June 30, 2020, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.34*	Amendment Number Eleven to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 29, 2020, by and between JMP Securities LLC and City National Bank, a national banking association

10.35*	Amendment Number Seven to Second Amended and Restated Credit Agreement dated July 16, 2020, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2020

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer