Form 10-Q
period 2020-09-30
JMP GROUP LLC
filed 2020-11-10
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 OR

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

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC	JMP	New York Stock Exchange
JMP Group LLC 6.875% Senior Notes due 2029	JMPNZ	The NASDAQ Global Market
JMP Group Inc. 7.25% Senior Notes due 2027	JMPNL	The NASDAQ Global Market

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

JMP Group LLC shares representing limited liability company interests outstanding as of November 10, 2020: 19,665,947.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019 (1)
Assets
Cash and cash equivalents	$56,678	$49,630
Restricted cash	1,287	1,287
Investment banking fees receivable	13,146	9,066
Marketable securities owned at fair value (includes $5,975 and $0 pledged as collateral at September 30, 2020 and December 31, 2019, respectively)	55,497	73,101
Other investments (includes $14,374 and $14,206 at fair value at September 30, 2020 and December 31, 2019, respectively)	24,022	35,309
Loans held for investment, net of allowance for loan losses	1,109	1,210
Interest receivable	348	502
Fixed assets, net	3,381	4,267
Operating lease right-of-use asset	17,112	19,632
Other assets	40,077	36,253
Total assets	$212,657	$230,257

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$3,855
Accrued compensation	25,550	30,253
Interest payable	707	520
Note payable	10,610	6,812
Bond payable, net of debt issuance costs of $3,049 and $3,416 at September 30, 2020 and December 31, 2019, respectively	80,816	82,584
Operating lease liability	22,239	25,394
Other liabilities	19,485	19,478
Total liabilities	159,407	168,896

Commitments and Contingencies (Note 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 22,797,092 shares issued at September 30, 2020 and December 31, 2019; 19,635,544 and 19,509,349 shares outstanding at September 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	134,736	133,894
Treasury shares at cost, 3,161,548 and 3,287,743 shares at September 30, 2020 and December 31, 2019, respectively	(14,269)	(14,872)
Accumulated other comprehensive loss	(328)	(4,769)
Accumulated deficit	(66,294)	(52,588)
Total JMP Group LLC shareholders' equity	53,868	61,688
Non-controlling interest	(618)	(327)
Total equity	53,250	61,361
Total liabilities and equity	$212,657	$230,257

(1)	The statement of financial condition as of December 31, 2019 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Investment banking	$20,874	$15,228	$57,094	$44,843
Brokerage	4,176	3,968	14,008	13,160
Asset management fees	2,911	1,628	6,339	5,685
Principal transactions	(2,737)	(340)	(20,337)	6,371
Loss on sale, payoff and mark-to-market of loans	-	-	-	(38)
Net dividend income	4	279	241	868
Other income	841	759	2,688	1,517
Non-interest revenues	26,069	21,522	60,033	72,406

Interest income	2,287	2,328	6,391	19,391
Interest expense	(1,732)	(1,930)	(5,237)	(14,642)
Net interest income	555	398	1,154	4,749

Gain (loss) on repurchase, reissuance or early retirement of debt	-	(458)	697	(458)
Provision for loan losses	-	(438)	-	(438)
Total net revenues	26,624	21,024	61,884	76,259

Non-interest expenses
Compensation and benefits	23,502	17,506	62,101	54,673
Administration	1,408	2,301	4,697	6,978
Brokerage, clearing and exchange fees	620	617	1,901	2,051
Travel and business development	65	1,263	1,041	3,631
Managed deal expenses	990	685	2,528	2,552
Communications and technology	1,072	1,061	3,286	3,241
Occupancy	1,194	1,196	3,587	4,028
Professional fees	776	1,236	2,397	3,513
Depreciation	278	307	1,223	915
Other	(8)	200	201	700
Total non-interest expenses	29,897	26,372	82,962	82,282
Net income (loss) before income taxes	(3,273)	(5,348)	(21,078)	(6,023)
Income tax benefit	(128)	(1,220)	(7,191)	(5,839)
Net income (loss)	(3,145)	(4,128)	(13,887)	(184)
Less: Net income (loss) attributable to non-controlling interest	(63)	(67)	(181)	(80)
Net income (loss) attributable to JMP Group LLC	$(3,082)	$(4,061)	$(13,706)	$(104)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$(0.16)	$(0.21)	$(0.70)	$(0.01)
Diluted	$(0.16)	$(0.21)	$(0.70)	$(0.01)

Weighted average common shares outstanding:
Basic	19,628	19,324	19,581	20,454
Diluted	19,628	19,324	19,581	20,454

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,145)	$(4,128)	$(13,887)	$(184)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities during the period, net of income tax provision (benefit) of ($675), $209, ($3,010) and ($695)	(1,844)	$709	(8,197)	$(1,860)
Less: reclassification adjustments for net (gains) losses on available-for-sale securities, net of income tax provision (benefit) of $738, $0, $4,643 and $0	2,009	-	12,638	-
Net other comprehensive income (loss), net of income tax provision (benefit) of $63, $209, $1,633 and ($695)	165	709	4,441	(1,860)
Comprehensive income (loss)	(2,980)	(3,419)	(9,446)	(2,044)
Less: comprehensive income (loss) attributable to non-controlling interest	(63)	(67)	(181)	(80)
Comprehensive income (loss) attributable to JMP Group LLC	$(2,917)	$(3,352)	$(9,265)	$(1,964)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net income (loss)	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	23	(14,698)	134,128	(64,336)	(3,488)	(417)	51,212
Net income (loss)	-	-	-	-	1,124	-	(26)	1,098
Additional paid-in capital - share-based compensation	-	-	-	209	-	-	-	209
Purchases of shares of common shares for treasury	-	-	231	-	-	-	-	231
Distribution to non-controlling interest holders	-	-	-	-	-	-	(112)	(112)
Other comprehensive income	-	-	-	-	-	2,995	-	2,995
Balance, June 30, 2020	22,797	23	(14,467)	134,337	(63,212)	(493)	(555)	55,633
Net income (loss)	-	-	-	-	(3,082)	-	(63)	(3,145)
Additional paid-in capital - share-based compensation	-	-	-	399	-	-	-	399
Purchases of shares of common shares for treasury	-	-	198	-	-	-	-	198
Common Shares Issued	-	-	-	-	-	-	-	-
Distribution to non-controlling interest holders	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	165	-	165
Balance, September 30, 2020	22,797	$23	$(14,269)	$134,736	$(66,294)	$(328)	$(618)	$53,250

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income (loss)	-	-	-	-	5,069	-	70	5,139
Additional paid-in capital - share-based compensation	-	-	-	144	-	-	-	144
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(1,070)	-	-	(1,070)
Purchases of shares of common shares for treasury	-	-	(753)	-	-	-	-	(753)
Reissuance of shares of common shares from treasury	-	-	357	(39)	-	-	-	318
Distributions to non-controlling interest holders	-	-	-	-	-	-	(913)	(913)
Derecognition of non-controlling interest due to deconsolidation	-	-	-	-	-	-	(12,842)	(12,842)
Other comprehensive loss	-	-	-	-	-	(782)	-	(782)
Balance, March 31, 2019	22,780	23	(8,328)	134,234	(38,514)	(782)	(186)	86,447
Net income (loss)	-	-	-	-	(1,112)	-	(83)	(1,195)
Additional paid-in capital - share-based compensation	-	-	-	177	-	-	-	177
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(843)	-	-	(843)
Purchases of shares of common shares for treasury	-	-	(8,044)	-	-	-	-	(8,044)
Reissuance of shares of common shares from treasury	-	-	496	(79)	-	-	-	417
Other comprehensive loss	-	-	-	-	-	(1,787)	-	(1,787)
Balance, June 30, 2019	22,780	23	(15,876)	134,332	(40,469)	(2,569)	(269)	75,172
Net income (loss)	-	-	-	-	(4,061)	-	(67)	(4,128)
Additional paid-in capital - share-based compensation	-	-	-	444	-	-	-	444
Distributions and distribution equivalents declared on common shares and restricted share units	-	-	-	-	(773)	-	-	(773)
Purchases of shares of common shares for treasury	-	-	34	-	-	-	-	34
Reissuance of shares of common shares from treasury	-	-	(27)	(11)	-	-	-	(38)
Common shares issued	17	-	-	93	-	-	-	93
Other comprehensive loss	-	-	-	-	-	709	-	709
Balance, September 30, 2019	22,797	$23	$(15,869)	$134,858	$(45,303)	$(1,860)	$(336)	$71,513

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(13,887)	$(184)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on repurchase, reissuance or early retirement of debt	(697)	458
Provision for loan losses	-	438
Loss on sale and payoff of loans and mark-to-market of loans	-	38
Change in other investments:
(Income) loss from investments in equity method investees	(888)	(1,305)
Gain on other investments	(1,226)	(1,254)
Depreciation and amortization	858	1,316
Share-based compensation expense	1,401	1,590
Gain on deconsolidation	-	(3,520)
Distributions of investment income from equity method investments	1,044	492
Other, net	(194)	293
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	154	(4,899)
Decrease (increase) in receivables	(3,879)	(950)
Decrease (increase) in marketable securities	23,684	9,643
Decrease (increase) in other assets	(5,870)	(10,181)
Increase (Decrease) in marketable securities sold, but not yet purchased	(3,855)	(1,789)
Increase (decrease) in interest payable	187	(4,034)
Increase (decrease) in accrued compensation	(4,703)	(23,475)
Increase (decrease) in other liabilities	520	6,895
Net cash provided by (used in) operating activities	(7,351)	(30,428)

Cash flows from investing activities:
Purchases of fixed assets	(340)	(1,341)
Purchases of other investments	(1,814)	(12,538)
Sales or distributions from other investments	14,170	10,655
Funding of loans collateralizing asset-backed securities issued	-	(35,153)
Funding of loans held for investment	-	(25,679)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	23,806
Sale, payoff and principal receipts on loans held for investment	121	7,211
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	(27,771)
Net cash provided by (used in) investing activities	12,137	(60,810)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from drawdowns on line of credit and other borrowings	3,798	16,583
Proceeds from drawdowns on CLO warehouse facilities	-	7,750
Proceeds from bond issuance	-	36,000
Payment of debt issuance costs	-	(1,887)
Repayment of line of credit	-	(1,600)
Repayment of asset-backed securities issued	-	(801)
Repayment on bonds payable	(1,361)	(35,977)
Repurchase of bonds payable		-
Distributions and distribution equivalents paid on common shares and RSUs	-	(2,686)
Purchase of common shares for treasury	-	(8,614)
Distributions to non-controlling interest shareholders	(112)	(913)
Employee taxes paid on shares withheld for tax-withholding purposes	(63)	(184)
Net cash provided by provided by (used in) financing activities	2,262	7,671

Cash, Cash Equivalents and Restricted Cash
Net (decrease) increase in cash, cash equivalents, and restricted cash	7,048	(83,567)
Cash, cash equivalents and restricted cash, beginning of period	50,917	132,808
Cash, cash equivalents and restricted cash at end of period	$57,965	$49,241
Less: Restricted cash , end of period	1,287	1,221
Cash and cash equivalents, end of period	$56,678	$48,020

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for interest	$5,238	$18,676
Cash paid (received) during the period for taxes, net of refunds	$(263)	$2,060

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$666	$954
Acquisition of equity securities in restructuring of loans	-	259
Initial recognition of operating lease right-of-use assets	-	23,604
Initial recognition of operating lease right-of-use liabilities	-	29,278
Carrying value of non-cash assets derecognized on deconsolidation of subsidiaries	-	1,226,848
Carrying value of non-cash liabilities derecognized on deconsolidation of subsidiaries	-	1,161,933
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	-	12,842
Fair value of marketable securities recognized on deconsolidation of subsidiaries	-	76,879
Fair value of other investments recognized on deconsolidation of subsidiaries	-	7,516

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2020

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which the Company is the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the nine months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies. See Note 3, Recent Accounting Pronouncements, for a summary of recently adopted or yet to be adopted accounting pronouncements, and their impact on the Company.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$56,678	$56,678	$-	$-	$56,678
Restricted cash	1,287	1,287	-	-	1,287
Marketable securities owned	55,497	4,845	-	50,652	55,497
Equity Investments	3,777	-	-	3,777	3,777
Investments in private equity, real estate and credit funds, measured at net asset value (1)	10,597	-	-	-	-
Loans held for sale	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	1,109	-	-	1,109	1,109
Total assets:	$131,357	$62,810	$-	$57,950	$120,760

Liabilities:
Notes payable	$10,610	-	$5,983	$4,627	$10,610
Bond payable	80,816	-	75,070	-	75,070
Total liabilities:	$91,426	$-	$81,053	$4,627	$85,680

	December 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,630	$49,630	$-	$-	$49,630
Restricted cash	1,287	1,287	-	-	1,287
Marketable securities owned	73,101	15,245	-	57,856	73,101
Equity Investments	3,956	-	-	3,956	3,956.00
Investments in private equity, real estate and credit funds, measured at net asset value (1)	10,250	-	-	-	-
Loans held for sale	2,412	-	-	2,476	2,476
Loans held for investment, net of allowance for loan losses	1,210	-	-	1,087	1,087
Total assets:	$141,846	$66,162	$-	$65,375	$131,537

Liabilities:
Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855
Notes payable	6,812	-	5,983	829	6,812
Bond payable	82,584	-	84,821	-	84,821
Total liabilities:	$93,251	$3,855	$90,804	$829	$95,488

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$55,497	$4,845	$-	$50,652	$55,497
Other investments:
Equity investments	3,777	-	-	3,777	3,777
Investments in private equity, real estate and credit funds (1)	10,597	-	-	-	-
Total other investments	14,374	-	-	3,777	3,777
Total assets:	$69,871	$4,845	$-	$54,429	$59,274

(In thousands)	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$73,101	$15,245	$-	$57,856	$73,101
Other investments:
Equity investments	3,956	-	-	3,956	3,956
Investments in private equity, real estate and credit funds (1)	10,250	-	-	-	-
Total other investments	14,206	-	-	3,956	3,956
Total assets:	$87,307	$15,245	$-	$61,812	$77,057

Marketable securities sold, but not yet purchased	3,855	3,855	-	-	3,855

Total liabilities:	$3,855	$3,855	$-	$-	$3,855

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of September 30, 2020 and December 31, 2019, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of September 30, 2020 and December 31, 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $3.5 million and $3.8 million as of September 30, 2020 and December 31, 2019 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs. The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

For the nine months ended September 30, 2020, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	Equity Investment	Total
Balance as of December 31, 2019	$57,856	$3,956	$61,812
Accrued interest	2,176	-	2,176
Investment distributions	(2,040)	-	(2,040)
Unrealized gains on investments, recognized in OCI	1,751	-	1,751
Unrealized losses on investments, recognized in earnings	(13,523)	(689)	(14,212)
Balance as of March 31, 2020	$46,220	$3,267	$49,487
Accrued interest	1,720	N/A	1,720
Unrealized gains on investments, recognized in OCI	4,094	N/A	4,094
Unrealized losses on investments, recognized in earnings	(1,013)	444	(569)
Balance as of June 30, 2020	$51,021	$3,711	$54,732
Accrued interest	2,143	N/A	2,143
Unrealized gains on investments, recognized in OCI	235	N/A	235
Unrealized losses on investments, recognized in earnings	(2,746)	65	(2,681)
Balance as of September 30, 2020	$50,653	$3,776	$54,429

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the nine months ended September 30, 2020, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows from CLO debt securities, primarily due to an increase in estimated credit losses in the CLO portfolios.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
CLO debt securities	Discounted cash flows	Discount rate	17.5% (N/A)	17.5% (N/A)	$50,652	$57,856
		Default rate	2.0%-3.0% (2.4%)	2.0% (N/A)
		Severity rate	25.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (15.2%)	25.0% (N/A)
		Collateral liquidation price	98.0%-99.0% (98.7%)	98.0%-99.0% (98.7%)
Equity investment	Discounted cash flows	Credit factor	20% (N/A)	20% (N/A)	$3,167	$3,550
		Discount rate	15.7% (N/A)	17.7% (N/A)

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of $2.4 million as of September 30, 2020 and December 31, 2019.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities, which have been included in marketable securities on the Consolidated Statements of Financial Condition, in an unrealized position as of September 30, 2020 and December 31, 2019:

	September 30, 2020					December 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Number of positions
CLO debt securities	$51,094	$-	$(442)	$50,652	3	$64,377	$-	$(6,521)	$57,856	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In thousands)	Available-for-sale		Available-for-sale
	Amortized cost	Fair value	Amortized cost	Fair value
5-10 years	$30,089	$28,580	$38,451	33,877
10+ years	21,005	22,072	25,926	23,979
Total	$51,094	$50,652	$64,377	$57,856

In July 2020, the Company entered into a Seventh Amendment to its Credit Facility with CNB, that, among other things, requires the Company maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh Amendment.

6. Loans

Loans collateralizing Asset-Backed Securities issued (through March 2019)

During the period ending March 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition. See Note 2 for additional information on deconsolidation. A summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 is as follows:

(In thousands)	Nine Months Ended September 30,
	2019
	Impaired	Non-Impaired
Balance, at beginning of period	$(836)	$(9,751)
Provision for loan losses:
Specific reserve	-	-
General reserve	-	-
Charge off	181	-
Derecognition due to deconsolidation	655	9,751
Balance, at end of period	$-	$-

Loans Held for Investment

As of September 30, 2020 and December 31, 2019, the number of loans held for investment was four. The Company reviews the credit quality of these loans on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments.

There were no loans impaired, past due or on non-accrual status as of September 30, 2020 and December 31, 2019. There were no loan losses during the three and nine months ended September 30, 2020. A summary of the activity in loan losses for the three and nine months ended September 30, 2019 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
	Impaired	Non-impaired	Impaired	Non-impaired
Balance, at beginning of the period	$-	$-	$(218)	$(181)
Provision for loan losses
Specific	(438)	-	(438)	-
General	-	-	-	-
Charge off	-	-	218	-
Derecognition due to deconsolidation	-	-	-	181
Balance, at end of the period	$(438)	$-	$(438)	$-

7. Debt

Bond Payable

(In thousands)	September 30, 2020	December 31, 2019

7.25% Senior Notes due 2027	$50,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(3,049)	(3,416)
Less: Consolidation elimination	(2,135)	-
Total bond payable, net	$80,816	$82,584

The 7.25% senior notes due 2027 (the “2027 Senior Notes”) and the 6.875% senior notes due 2029 (the "2029 Senior Notes") (the 2027 and 2029 Senior Notes are collectively referred to as the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both September 30, 2020 and December 31, 2019, the Company was in compliance with the debt covenants in the indentures.

In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which is included in “Gain on repurchase, reissuance or early retirement of debt” on the Consolidated Statements of Operations.

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	September 30, 2020	December 31, 2019

Revolver / Credit Facility	$5,983	$5,983
Paycheck Protection Program (the "PPP") loan	3,798	-
Note payable to an affiliate (Note 18)	829	829
Total note payable, lines of credit, and credit facilities	$10,610	$6,812

In April 2014, JMP Holding LLC (“JMP Holding”) and City National Bank (“CNB”) entered into a revolving $25.0 million credit facility that matures on December 31, 2020 (the “Revolver”). The credit agreement governing the Revolver (the “Credit Agreement") has been amended throughout its life to make various updates, clarifications and conforming changes to reflect the corporate structure and business changes of the Company since the Credit Agreement's execution. The Revolver bears interest at a rate of LIBOR plus 225 bps and the Company’s outstanding balance on the Revolver was $6.0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company had letters of credit outstanding under the Revolver supporting office lease obligations of approximately $1.1 million in the aggregate. Upon maturity, if the revolving period has not been extended, any outstanding amounts under the Revolver would convert to a term loan (the “Converted Term Loan”). The Converted Term Loan must be repaid in 12 quarterly installments commencing on January 1, 2021, with each of the first six installments being equal to 3.75% of the principal amount of the Converted Term Loan and each of the next six installments being equal to 5.0% of the principal amount of the Converted Term Loan. A final payment of all remaining principal and interest due under the Converted Term Loan must be made at the earlier of (a) December 31, 2023; or (b) the last day of the fiscal quarter, prior to the earliest maturity date of any senior unsecured notes issued by JMP Group Inc. or JMP Group LLC then outstanding (but no less than 60 days), unless certain liquidity requirements are met by the Company.

On July 16, 2020, JMP Holding entered into a Seventh Amendment to the Credit Agreement, in order to, among other provisions, (i) allow JMP Holding to incur liens of certain clearing agents in the ordinary course of business, (ii) reduce the margin applicable to LIBOR loans from 2.25% to 2.00% and (iii) require that JMP Holding maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement and refrain from exercising any right to call the related CLO entities or cause the liquidation of such CLO entities.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit (the "Line of Credit") with CNB to be used for regulatory capital purposes during its securities underwriting activities. The unused portion of the Line of Credit accrues an unused fee at the rate of 0.25% per annum, payable monthly. On June 30, 2021, any outstanding amount under the Line of Credit will convert to a term loan maturing on June 30, 2022. There was no borrowing on this Line of Credit as of September 30, 2020 and December 31, 2019. Borrowings under the Line of Credit will bear interest at a rate to be agreed upon at the time of advance between the Company and CNB.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including providing loans to qualifying companies, under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”). On April 17, 2020, JMP Securities entered into a promissory note (the “PPP Loan”) with CNB as the lender (the “Lender”), pursuant to which the Lender agreed to loan the Company $3.8 million. The proceeds of the PPP Loan were available to be used to pay for payroll costs, rent and other eligible costs. As of September 30, 2020, the Company has used all of the PPP Loan proceeds for eligible costs and expects the PPP Loan to be forgiven in full.

The PPP Loan bears interest at the rate of 1% per annum. To the extent that amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments. No payments are required until the date the SBA makes a determination on the amount of loan forgiveness. The PPP Loan matures in June 2022. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Loan.

8. Other Assets and Other Liabilities

At September 30, 2020 and December 31, 2019, other assets and other liabilities consisted of the following:

(In thousands)
	September 30, 2020	December 31, 2019
Accounts receivable	$5,141	$7,053
Prepaid expenses	11,337	5,152
Deferred tax asset	20,935	21,406
Loans held for sale (1)	2,412	2,412
Other assets	252	230
Total other assets	$40,077	$36,253

(1)	Loans held for sale are carried at the lower of cost or fair value less cost to sell.

(In thousands)
	September 30, 2020	December 31, 2019
Accounts payable & accrued liabilities	$6,408	$5,015
Deferred compensation liabilities	4,581	2,517
Deferred tax liability	8,132	8,645
Other liabilities	364	3,301
Total other liabilities	$19,485	$19,478

9. Shareholders’ Equity

Self-Tender Offers

On February 24, 2020, the Company launched a tender offer (the “2020 Tender Offer”) to repurchase for cash up to 3,000,000 shares representing limited liability company interests in the Company. The 2020 Tender Offer was terminated on March 19, 2020 as a result of multiple conditions to the 2020 Tender Offer, including share price and market index conditions, not having been satisfied.

Quarterly Cash Distributions

On February 19, 2020, the Company suspended its quarterly cash distributions program on outstanding shares.

10. Share-Based Compensation

On January 27, 2015, the board of directors adopted the JMP Group LLC Amended and Restated Equity Incentive Plan (“JMP Group Plan”). The plan maintains authorization of the issuance of 4,000,000 shares, as originally approved by shareholders on April 12, 2007 and subsequently approved by shareholders on June 6, 2011. This amount is increased by any shares the Company purchases on the open market, or through any share repurchase or share exchange program, initiated by the Company unless the board of directors or its appointee determines otherwise. Upon an exercise or vesting, the Company will issue new shares from authorized but unissued shares or provide shares from treasury shares.

The following table summarizes the share-based compensation expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Restricted stock unit awards	$353	$534	$1,008	$1,590
Stock option awards	151	-	392	-
Share-based compensation expense	$504	$534	$1,401	$1,590

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2020:

	Nine Months Ended
	September 30, 2020
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	-	$-
Granted	2,400,000	3.04
Forfeited	(400,000)	3.04
Balance, end of period	2,000,000	$3.04

Options exercisable at end of period	-	$-

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2020:

September 30, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value

$3.04	2,000,000	4.35	$3.04	$-	-	-	$-	$-

The Company recognizes share-based compensation expense, net of estimated forfeitures, for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of September 30, 2020, there was $0.9 million in unrecognized compensation expense related to share options.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

The following table summarizes restricted share unit ("RSU") activity for the nine months ended September 30, 2020:

	Nine Months Ended
	September 30, 2020
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	387,006	$3.97
Granted	198,682	2.99
Vested	(147,374)	3.64
Forfeited	(3,894)	4.43
Balance, end of period	434,420	$3.63

The Company recognizes compensation expense, net of estimated forfeitures, for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of September 30, 2020, there was $0.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.42 years.

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

The computations of basic and diluted net income per share for the nine months ended September 30, 2020 and 2019 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to JMP Group LLC	$(3,082)	$(4,061)	$(13,706)	$(104)

Denominator:
Basic weighted average shares outstanding	19,628	19,324	19,581	20,454

Effect of potential dilutive securities:
Restricted share units	-	-	-	-

Diluted weighted average shares outstanding	19,628	19,324	19,581	20,454

Net income (loss) per share
Basic	$(0.16)	$(0.21)	$(0.70)	$(0.01)
Diluted	$(0.16)	$(0.21)	$(0.70)	$(0.01)

Due to the net loss for all periods presented, all of the share options and restricted share units outstanding during those periods were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Additionally, the share options were considered out-of-the-money during all periods presented, and therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

(in thousands)	Three Months Ended September 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$16,152	$-	$-	$16,152
Strategic advisory and private placements	4,722	-	-	4,722
Total investment banking revenues	20,874	-	-	20,874
Commissions	2,865	-	-	2,865
Research payments	1,258	-	-	1,258
Net trading losses	52	-	-	52
Total brokerage revenues	4,176	-	-	4,176
Base management fees	-	1,608	(25)	1,583
Incentive management fees	-	1,328	-	1,328
Total asset management fees	-	2,936	(25)	2,911
Total revenues from contracts with customers	$25,050	$2,936	$(25)	$27,961

(in thousands)	Three Months Ended September 30, 2019
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$8,561	$-	$-	$8,561
Strategic advisory and private placements	6,667	-	-	6,667
Total investment banking revenues	15,228	-	-	15,228
Commissions	2,900	-	-	2,900
Research payments	1,152	-	-	1,152
Net trading losses	(84)	-	-	(84)
Total brokerage revenues	3,968	-	-	3,968
Base management fees	-	1,597	(25)	1,572
Incentive management fees	-	59	(3)	56
Total asset management fees	-	1,656	(28)	1,628
Total revenues from contracts with customers	$19,196	$1,656	$(28)	$20,824

(in thousands)	Nine Months Ended September 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$39,277	$-	$-	$39,277
Strategic advisory and private placements	17,817	-	-	17,817
Total investment banking revenues	57,094	-	-	57,094
Commissions	10,580	-	-	10,580
Research payments	3,887	-	-	3,887
Net trading losses	(459)	-	-	(459)
Total brokerage revenues	14,007	-	-	14,007
Base management fees	-	5,018	(75)	4,943
Incentive management fees	-	1,397	-	1,397
Total asset management fees	-	6,415	(75)	6,340
Total revenues from contracts with customers	$71,101	$6,415	$(75)	$77,441

(in thousands)	Nine Months Ended September 30, 2019
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$27,678	$-	$-	$27,678
Strategic advisory and private placements	17,165	-	-	17,165
Total investment banking revenues	44,843	-	-	44,843
Commissions	9,262	-	-	9,262
Research payments	4,016	-	-	4,016
Net trading losses	(118)	-	-	(118)
Total brokerage revenues	13,160	-	-	13,160
Base management fees	-	5,835	(1,058)	4,777
Incentive management fees	-	908	-	908
Total asset management fees	-	6,743	(1,058)	5,685
Total revenues from contracts with customers	$58,003	$6,743	$(1,058)	$63,688

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

As discussed previously, the CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020 and allows net operating losses generated in 2018 through 2020 to be carried back up to five years. The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

For the three months ended September 30, 2020 and 2019, the Company recorded income tax benefit of $0.1 million and $1.2 million, respectively. The effective tax rates were 4.4% and 22.8% for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax benefit of $7.2 million and $5.8 million, respectively. The effective tax rate is 34.9% and 97.0% for the nine months ended September 30, 2020 and 2019, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three, six and nine months ended September 30, 2019, the Company’s effective tax rate differs from the statutory rate primarily due to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate, as permitted by the CARES Act.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

14. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both September 30, 2020 and December 31, 2019.

The marketable securities owned and the restricted cash, as well as the cash held by clearing brokers may be used to maintain margin requirements. The Company had $0.5 million of cash on deposit with JMP Securities’ clearing brokers at both September 30, 2020 and December 31, 2019. Furthermore, the marketable securities owned may be hypothecated or borrowed by clearing brokers.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both September 30, 2020 and December 31, 2019.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $17.5 million and $16.9 million, which were $16.2 million and $15.5 million in excess of the required net capital of $1.3 million and $1.4 million at September 30, 2020 and December 31, 2019 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.14 to 1 and 1.25 to 1 at September 30, 2020 and December 31, 2019, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of September 30, 2020 and December 31, 2019, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $12.5 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $9.0 million and $8.6 million, for the periods, respectively and an investment in HCC common stock of $3.4 million and $8.7 million for the periods, respectively. Base management fees earned from these affiliated entities were $1.6 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively and were $5.0 million and $3.3 million for the six months ended September 30, 2020 and 2019.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2017, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both September 30, 2020 and December 31, 2019, the Company’s portion of the outstanding loan balance to this entity was $2.4 million.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of September 30, 2020, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

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

18. Financial Instruments with Off-Balance Sheet Risk, Credit Risk or Market Risk

The majority of the Company’s transactions, and consequently the concentration of its credit exposure, is with its clearing brokers. The Company may enter into margin transactions in its principal trading accounts held at a clearing broker. Such margin transactions are collateralized by the Company’s cash and securities held in those accounts. Clearing brokers have the right to pledge or hypothecate such collateralized assets under the margin transaction agreement. The receivable from the clearing brokers include commissions receivable related to security transactions of customers and amounts receivable in connection with the trading of proprietary positions. The Company is also exposed to credit risk from other brokers, dealers and other financial institutions with which it transacts business. In the event that these other parties do not fulfill their obligations in the course of business dealings, the Company may be exposed to credit risk.

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

JMP Securities has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ indemnification obligations to its clearing brokers have no maximum amount. All unsettled trades at September 30, 2020 and December 31, 2019 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2020 and 2019, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of September 30, 2020 and December 31, 2019.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In addition, the Company had unfunded commitments to lend to a borrower. See Note 14 for description of the Company’s unfunded commitments to lend as of September 30, 2020 and December 31, 2019.

19. Business Segments

The Company’s business results are categorized into the following four business segments: Broker-Dealer, Asset Management Fee Income, Investment Income, and Corporate Costs. The Broker-Dealer segment includes a broad range of services, such as underwriting and acting as a placement agent for public and private capital markets raising transactions and financial advisory services in M&A, restructuring and other strategic transactions. The Broker-Dealer segment also includes institutional brokerage services and equity research services to our institutional investor clients. The Asset Management Fee Income segment includes the management of a broad range of pooled investment vehicles, including the Company’s hedge funds, private equity funds, hedge funds of funds, and collateralized loan obligations (through September 30, 2019). The Investment Income segment includes income from the Company’s principal investments in public and private securities and investment funds managed by HCS, as well as any other net interest and income from investing activities, and interest expense related to the Company's bond issuance. The Corporate Costs segment also includes expenses related to JMP Group LLC, JMP Holding LLC and JMP Group Inc., and is mainly comprised of corporate overhead expenses.

Management uses operating net income, a Non-GAAP financial measure, as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense recognized during the period, (ii) recognizes 100% of the share-based compensation expense in the period the award was granted, instead of recognizing it over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants; (vi) reverses any impairment of CLO debt securities recognized in principal transactions, (vii) reverses one-time transaction costs related to the refinancing or repurchase of debt; (viii) reverses a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020; (ix) a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC; and (x) presents revenues and expenses on a basis that deconsolidates the CLOs (through March 31, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. In management's view of the Company's performance, these charges may obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results from period to period.

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenues, income and assets:

	Three Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$20,874	$-	$-	$-	$-	$-	$20,874	$-		$20,874
Brokerage	4,176	-	-	-	-	-	4,176	-		4,176
Asset management related fees	8	3,101	380	3,481	-	(37)	3,452	(541)	(a)	2,911
Principal transactions	188	-	954	954	-	-	1,142	(3,879)	(b)	(2,737)
Net dividend income	-	-	42	42	-	-	42	(38)	(c )	4
Other income	-	-	-	-	-	-	-	841	(a)	841
Net interest income	-	-	581	581	-	-	581	(26)	(c )	555
Gain on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	-	(d )	-
Total net revenues	25,246	3,101	1,957	5,058	-	(37)	30,267	(3,643)		26,624

Non-interest expenses	21,916	2,891	350	3,241	2,342	(37)	27,462	2,436	(e )	29,898

Operating income (loss) before taxes	3,330	210	1,607	1,817	(2,342)	-	2,805	(6,079)		(3,274)

Income tax expense (benefit)	866	54	418	472	(609)	-	729	(857)	(f )	(128)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(64)	(a), (c ), (e )	(64)

Operating net income (loss)	$2,464	$156	$1,189	$1,345	$(1,733)	$-	$2,076	$(5,158)	(g )	$(3,082)

	As of September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$56,266	$12,034	$74,648	$86,682	$227,129	$(157,421)	$212,657	$-	$212,657

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020, and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$15,228	$-	$-	$-	$-	$-	$15,228	$-		$15,228
Brokerage	3,968	-	-	-	-	-	3,968	-		3,968
Asset management related fees	6	1,795	234	2,029	76	(47)	2,064	(436)	(a)	1,628
Principal transactions	-	-	883	883	-	-	883	(1,223)	(b)	(340)
Loss on sale, payoff, and mark-to-market of loans	-	-	-	-	-	-	-	-		-
Net dividend income	-	-	317	317	-	-	317	(38)	(c )	279
Other income	-	-	-	-	-	-	-	759	(a)	759
Net interest income	-	-	563	563	-	-	563	(165)	(c )	398
Gain (loss) on repurchase. reissuance or early retirement of debt	-	-	-	-	-	-	-	(458)	(d)	(458)
Provision for loan losses	-	-	(438)	(438)	-	-	(438)	-		(438)
Total net revenues	19,202	1,795	1,559	3,354	76	(47)	22,585	(1,561)		21,024

Non-interest expenses	20,677	2,101	334	2,435	2,172	(47)	25,237	1,135	(d)	26,372

Operating income (loss) before taxes	(1,475)	(306)	1,225	919	(2,096)	-	(2,652)	(2,696)		(5,348)

Income tax expense (benefit)	(383)	(79)	318	239	(545)	-	(689)	(531)	(e )	(1,220)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(67)	(a), (c ), (d)	(67)

Operating net income (loss)	$(1,092)	$(227)	$907	$680	$(1,551)	$-	$(1,963)	$(2,165)	(f )	$(4,061)

	As of September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$49,554	$11,889	$78,910	$90,799	$240,718	$(147,780)	$233,291	$-	$233,291

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(e)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(f)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Nine Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$57,094	$-	$-	$-	$-	$-	$57,094	$-		$57,094
Brokerage	14,008	-	-	-	-	-	14,008	-		14,008
Asset management related fees	167	6,945	1,092	8,037	-	(124)	8,080	(1,741)	(a)	6,339
Principal transactions	675	-	2,815	2,815	-	-	3,490	(23,827)	(b)	(20,337)
Net dividend income	-	-	347	347	-	-	347	(106)	(c )	241
Other income	-	-	-	-	-	-	-	2,688	(a)	2,688
Net interest income	-	-	1,231	1,231	-	-	1,231	(77)	(c )	1,154
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d )	697
Total net revenues	71,944	6,945	6,271	13,216	-	(124)	85,036	(23,152)		61,884

Non-interest expenses	65,162	7,397	804	8,201	6,216	(124)	79,455	3,507	(e )	82,962

Operating income (loss) before taxes	6,782	(452)	5,467	5,015	(6,216)	-	5,581	(26,659)		(21,078)

Income tax expense (benefit)	1,755	(119)	1,430	1,311	(1,615)	-	1,452	(8,642)	(f )	(7,191)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(181)	(a), (c ), (e )	(181)

Operating net income (loss)	$5,027	$(333)	$4,037	$3,704	$(4,602)	$-	$4,130	$(17,836)	(g )	$(13,706)

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020, and expenses attributable to non-controlling interests.
(f)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Nine Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$44,843	$-	$-	$-	$-	$-	$44,843	$-		$44,843
Brokerage	13,160	-	-	-	-	-	13,160	-		13,160
Asset management related fees	18	6,692	603	7,295	76	(1,095)	6,294	(609)	(a)	5,685
Principal transactions	-	-	7,762	7,762	-	-	7,762	(1,391)	(b)	6,371
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)	1	(c )	(38)
Net dividend income	-	-	983	983	-	-	983	(115)	(a)	868
Other income	-	-	-	-	-	-	-	1,517	(c )	1,517
Gain (loss) on repurchase. reissuance or early retirement of debt	-	-	-	-	-	-	-	(458)	(d)	(458)
Provision for loan losses	-	-	(438)	(438)	-	-	(438)	-		(438)
Net interest income	-	-	4,702	4,702	-	-	4,702	47	(d )	4,749
Total net revenues	58,021	6,692	13,573	20,265	76	(1,095)	77,267	(1,008)		76,259

Non-interest expenses	62,035	8,074	3,378	11,452	6,214	(1,095)	78,606	3,676	(e )	82,282

Operating income (loss) before taxes	(4,014)	(1,382)	10,195	8,813	(6,138)	-	(1,339)	(4,684)		(6,023)

Income tax expense (benefit)	(1,043)	(360)	2,650	2,290	(1,595)	-	(348)	(5,491)	(f )	(5,839)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(80.00)	(a), (c ), (e )	(80)

Operating net income (loss)	$(2,971)	$(1,022)	$7,545	$6,523	$(4,543)	$-	$(991)	$887	(g )	$(104)

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interests.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) on repurchase, reissuance or early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segment non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, expenses attributable to non-controlling interests and amortization of an intangible asset related to CLO III prior to September 30, 2019.
(f)	Total segment income tax expense (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

20. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	September 30, 2020				December 31, 2019
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs and CLO warehouse	$55,439	$-	$55,439	$1,205,427	$73,266	$-	$73,266	$1,439,442
Fund investments	11,024	285	14,539	471,919	10,396	207	14,196	346,206
Other investments	4,156	33	4,156	1,180,823	4,424	95	4,424	1,140,128
Total	$70,619	$318	$74,134	$2,858,169	$88,086	$302	$91,886	$2,925,776

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results

A summary of the Company’s operating results for the quarter and nine months ended September 30, 2020, and for comparable prior periods, is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Total net revenues	$ 26,624	$ 21,024	$ 61,884	$ 76,259

Net income/(loss) attributable to JMP Group	(3,082)	(4,061)	(13,706)	(104)
Net income/(loss) attributable to JMP Group per share	(0.16)	(0.21)	(0.70)	(0.01)

Operating Net Income/(Loss)*	2,076	(1,963)	4,130	(991)
Operating Net Income/(Loss) per share*	0.10	(0.10)	0.21	(0.05)

*	Operating Net Income (Loss) is a non-GAAP measure. See the section titled Operating Net Income (Non-GAAP Financial Measure) for more information about this non-GAAP measure, including a reconciliation to net income (loss).

Recent Developments

On January 30, 2020, the spread of novel coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. In March 2020, the U.S. equities market saw sharp declines and extreme volatility in reaction to the COVID-19 pandemic.

In the second quarter of 2020, unprecedented fiscal and monetary stimuli by the U.S. government spurred a sharp recovery in U.S. equity prices directly. The U.S. equities market continued to recover from the impact of the COVID-19 pandemic during the third quarter of 2020. The Company's equity capital markets and brokerage revenues directly benefited from the improved capital market condition.

We continue to closely monitor the status of the COVID-19 pandemic and its impact on our business, the economy and capital markets globally. An economic recession could have a material adverse effect on our business, financial condition, results of operations, or cash flows. While we are optimistic that the equity market could remain active through year-end, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our business in the 4th quarter and beyond.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change From 2019 to 2020		Nine Month Change From 2019 to 2020
	2020	2019	2020	2019	$	%	$	%
Revenues
Investment banking	$20,874	$15,228	$57,094	$44,843	$5,646	37.1%	$12,251	27.3%
Brokerage	4,176	3,968	14,008	13,160	208	5.2%	848	6.4%
Asset management fees	2,911	1,628	6,339	5,685	1,283	78.8%	654	11.5%
Principal transactions	(2,737)	(340)	(20,337)	6,371	(2,397)	705.0%	(26,708)	-419.2%
Loss on sale, payoff and mark-to-market of loans	-	-	-	(38)	-	0.0%	38	-100.0%
Net dividend income	4	279	241	868	(275)	-98.6%	(627)	-72.2%
Other income	841	759	2,688	1,517	82	10.8%	1,171	77.2%
Non-interest revenues	26,069	21,522	60,033	72,406	4,547	21.1%	(12,373)	-17.1%

Interest income	2,287	2,328	6,391	19,391	(41)	-1.8%	(13,000)	-67.0%
Interest expense	(1,732)	(1,930)	(5,237)	(14,642)	198	-10.3%	9,405	-64.2%
Net interest income	555	398	1,154	4,749	157	39.4%	(3,595)	-75.7%

Loss on repurchase, reissuance, or early retirement of debt	-	(458)	697	(458)	458	-100.0%	1,155	-252.2%
Provision for Loans	-	(438)	-	(438)	438	-100.0%	438	-100.0%

Total net revenues after provision for loan losses	26,624	21,024	61,884	76,259	5,600	26.6%	(14,375)	-18.9%

Non-interest expenses
Compensation and benefits	23,502	17,506	62,101	54,673	5,996	34.3%	7,428	13.6%
Administration	1,408	2,301	4,697	6,978	(893)	-38.8%	(2,281)	-32.7%
Brokerage, clearing and exchange fees	620	617	1,901	2,051	3	0.5%	(150)	-7.3%
Travel and business development	65	1,263	1,041	3,631	(1,198)	-94.9%	(2,590)	-71.3%
Managed deal expenses	990	685	2,528	2,552	305	44.5%	(24)	-0.9%
Communications and technology	1,072	1,061	3,286	3,241	11	1.0%	45	1.4%
Occupancy	1,194	1,196	3,587	4,028	(2)	-0.2%	(441)	-10.9%
Professional fees	776	1,236	2,397	3,513	(460)	-37.2%	(1,116)	-31.8%
Depreciation	278	307	1,223	915	(29)	-9.4%	308	33.7%
Other	(8)	200	201	700	(208)	-104.0%	(499)	-71.3%
Total non-interest expenses	29,897	26,372	82,962	82,282	3,525	13.4%	680	0.8%
Income (loss) before income tax expense	(3,273)	(5,348)	(21,078)	(6,023)	2,075	-38.8%	(15,055)	250.0%
Income tax expense (benefit)	(128)	(1,220)	(7,191)	(5,839)	1,092	-89.5%	(1,352)	23.2%
Net income (loss)	(3,145)	(4,128)	(13,887)	(184)	983	-23.8%	(13,703)	7447.3%
Less: Net income (loss) attributable to non-controlling interest	(63)	(67)	(181)	(80)	4	-6.0%	(101)	126.3%
Net income (loss) attributable to JMP Group LLC	$(3,082)	$(4,061)	$(13,706)	$(104)	$979	-24.1%	$(13,602)	13078.8%

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and warrant positions;

(vi)	reverses impairment of CLO debt securities recognized in principal transaction revenues, as the Company believes that the forecasted reduction in future cash flows will be mitigated by a change in the interest rate environment and that distributions will be larger than currently projected;

(vii)	reverses the one-time transaction costs related to the refinancing or repurchase of the debt;

(viii)	includes a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC;

(ix)	presents revenues and expenses on a basis that deconsolidates the CLOs (through March 19, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries; and

(x)	excludes a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020.

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Three Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$20,874	$-	$-	$-	$-	$-	$20,874
Brokerage	4,176	-	-	-	-	-	4,176
Asset management related fees	8	3,101	380	3,481	-	(37)	3,452
Principal transactions	188	-	954	954	-	-	1,142
Net dividend income	-	-	42	42	-	-	42
Net interest income	-	-	581	581	-	-	581
Adjusted net revenues	25,246	3,101	1,957	5,058	-	(37)	30,267

Non-interest expenses	21,916	2,891	350	3,241	2,342	(37)	27,462

Operating pre-tax net income (loss)	3,330	210	1,607	1,817	(2,342)	-	2,805

Income tax expense (benefit)	866	54	418	472	(609)	-	729

Operating net income (loss)	$2,464	$156	$1,189	$1,345	$(1,733)	$-	$2,076

	Three Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$15,228	$-	$-	$-	$-	$-	$15,228
Brokerage	3,968	-	-	-	-	-	3,968
Asset management related fees	6	1,795	234	2,029	76	(47)	2,064
Principal transactions	-	-	883	883	-	-	883
Net dividend income	-	-	317	317	-	-	317
Net interest income	-	-	563	563	-	-	563
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	19,202	1,795	1,559	3,354	76	(47)	22,585

Non-interest expenses	20,677	2,101	334	2,435	2,172	(47)	25,237

Operating pre-tax net income (loss)	(1,475)	(306)	1,225	919	(2,096)	-	(2,652)

Income tax expense (benefit)	(383)	(79)	318	239	(545)	-	(689)

Operating net income (loss)	$(1,092)	$(227)	$907	$680	$(1,551)	$-	$(1,963)

	Nine Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$57,094	$-	$-	$-	$-	$-	$57,094
Brokerage	14,008	-	-	-	-	-	14,008
Asset management related fees	167	6,945	1,092	8,037	-	(124)	8,080
Principal transactions	675	-	2,815	2,815	-	-	3,490
Net dividend income	-	-	347	347	-	-	347
Net interest income	-	-	1,231	1,231	-	-	1,231
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Adjusted net revenues	71,944	6,945	6,271	13,216	-	(124)	85,036

Non-interest expenses	65,162	7,397	804	8,201	6,216	(124)	79,455

Operating pre-tax net income (loss)	6,782	(452)	5,467	5,015	(6,216)	-	5,581

Income tax expense (benefit)	1,755	(119)	1,430	1,311	(1,615)	-	1,452

Operating net income (loss)	$5,027	$(333)	$4,037	$3,704	$(4,602)	$-	$4,130

	Nine Months Ended September 30, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$44,843	$-	$-	$-	$-	$-	$44,843
Brokerage	13,160	-	-	-	-	-	13,160
Asset management related fees	18	6,692	603	7,295	76	(1,095)	6,294
Principal transactions	-	-	7,762	7,762	-	-	7,762
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	983	983	-	-	983
Net interest income	-	-	4,702	4,702	-	-	4,702
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	58,021	6,692	13,573	20,265	76	(1,095)	77,267

Non-interest expenses	62,035	8,074	3,378	11,452	6,214	(1,095)	78,606

Operating pre-tax net income (loss)	(4,014)	(1,382)	10,195	8,813	(6,138)	-	(1,339)

Income tax expense (benefit)	(1,043)	(360)	2,650	2,290	(1,595)	-	(348)

Operating net income (loss)	$(2,971)	$(1,022)	$7,545	$6,523	$(4,543)	$-	$(991)

The following table reconciles operating net income (loss) to Total Segments operating pre-tax net income, and also to consolidated pre-tax net income (loss) attributable to JMP Group LLC and to consolidated net income (loss) attributable to JMP Group LLC for the three and nine months ended September 30, 2020 and 2019.

(In thousands)	Three Months Ended September 30,
	2020	2019
Consolidated net income (loss) attributable to JMP Group LLC	$(3,082)	$(4,061)
Income tax expense (benefit)	(128)	(1,220)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$(3,210)	$(5,281)
Addback (subtract):
Share-based awards and deferred compensation	(71)	(753)
Early retirement/repurchase of debt	-	(625)
Impairment of CLO debt securities	(2,746)	-
Strategic restructing charge	(2,056)	-
Unrealized loss in real estate fund investment – depreciation and amortization	(438)	(647)
Unrealized mark-to-market gain (loss) on strategic equity investments	(704)	(604)
Total consolidation adjustments and reconciling items	(6,015)	(2,629)
Total segments adjusted operating pre-tax net income (loss)	$2,805	$(2,652)

Subtract (addback) of segment income tax expense (benefit)	729	(689)
Operating net income (loss)	$2,076	$(1,963)

(In thousands)	Nine Months Ended September 30,
	2020	2019
Consolidated net income (loss) attributable to JMP Group LLC	$(13,706)	$(104)
Income tax benefit	(7,191)	(5,839)
Consolidated pre-tax net loss attributable to JMP Group LLC	$(20,897)	$(5,943)
Subtract:
Share-based awards and deferred compensation	(487)	(2,184)
Early retirement/repurchase of debt	(89)	(625)
Impairment of CLO debt securities	(17,282)	-
Strategic restructing charge	(2,056)	-
Amortization of intangible asset – CLO III	-	(277)
Unrealized loss in real estate fund investment – depreciation and amortization	(1,292)	(1,425)
Unrealized mark-to-market loss on strategic equity investments	(5,272)	(93)
Total consolidation adjustments and reconciling items	(26,478)	(4,604)
Total segments adjusted operating pre-tax net income (loss)	$5,581	$(1,339)

Subtract (addback) of segment income tax expense (benefit)	1,452	(348)
Operating net income (loss)	$4,130	$(991)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $5.6 million, or 37.1%, from $15.2 million for the quarter ended September 30, 2019 to $20.9 million for the same period in 2020. As a percentage of total net revenues, investment banking revenues increased from 72.4% for the quarter ended September 30, 2019 to 78.4% for the quarter ended September 30, 2020. On an operating basis, investment banking revenues were 69.0% and 67.4% for the quarters ended September 30, 2020 and 2019, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2020 to 2019
	2020		2019
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	29	$16,152	17	$8,561	12	$7,591	88.7%
Strategic advisory and private placements	4	4,722	6	6,667	(2)	$(1,945)	-29.2%
Total	33	$20,874	23	$15,228	10	$5,646	37.1%

The increase in revenues was driven by an 88.7% increase in equity and debt origination revenues as JMP executed 29 deals in the three months ended  September 30, 2020 compared to 17 for the same period in 2019, partly offset by a 29.2% decrease in strategic advisory and private placements revenues. The number of transactions in which we acted as a bookrunning manager was one and six for the quarters ended September 30, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $0.2 million from $4.0 million for the quarter ended September 30, 2019 to $4.2 million for the quarter ended September 30, 2020. Brokerage revenues decreased as a percentage of total net revenues, from 18.9% for the quarter ended September 30, 2019 to 15.7% for the quarter ended September 30, 2020. On an operating basis, brokerage revenues were 16.0% and 18.4% for the quarters ended September 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2020	2019
Asset management related fees:
Fees reported as asset management fees	$2,911	$1,628
Fees reported as other income	841	759
Less: non-controlling interests	(300)	(323)
Total segment asset management related fee revenues	$3,452	$2,064

Fees reported as asset management fees were $2.9 million and $1.6 million for the quarters ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, asset management revenues increased from 7.7% for the quarter ended September 30, 2019 to 10.9% for the quarter ended September 30, 2020.

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

Total segment asset management related fee revenue increased $1.4 million from $2.1 million for the quarter ended September 30, 2019 to $3.5 million for the quarter ended September 30, 2020. On an operating basis, asset management related fee revenues were 11.4% and 9.1% for the quarters ended September 30, 2020 and 2019, respectively, as a percentage of total net revenues.

The following table presents a summary of the Company’s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:
(In thousands)	Client Assets Under Management at
	September 30,	December 31,
	2020	2019
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$599,795	$594,678
Client Assets Under Management by Sponsored Funds (2)	5,005,196	5,381,432

JMP Group LLC total client assets under management	$5,604,992	$5,976,110
(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount
(2)	Sponsored funds are third-party asset managers in which the Company owns an economic interest.

Principal Transactions

Principal transaction revenues decreased $2.4 million from a loss of $0.3 million for the quarter ended September 30, 2019 to a loss of $2.7 million for the same period in 2020. This decrease was primarily driven by a $2.7 million impairment loss on CLO debt securities included in principal transaction revenues for the quarter ended September 30, 2020.

Total segment principal transaction revenues increased from $0.9 million for the quarter ended September 30, 2019 to $1.1 million for the same period in 2020, primarily driven by a $0.8 million gain on equity and other securities. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended September 30,
	2020	2019

Equity and other securities	$849	$(15)
Warrants and other investments	301	$894
Investment partnerships	(8)	4
Total segment principal transaction revenues	1,142	883
Operating adjustment addbacks	(3,879)	(1,223)
Total principal transaction revenues	$(2,737)	$(340)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues decreased from 3.9% for the quarter ended September 30, 2019 to 3.8% for the quarter ended September 30, 2020.

Net Interest Income/Expense

Net interest income increased $0.2 from $0.4 million for the quarter ended September 30, 2019 to $0.6 million for the quarter ended September 30, 2020 As a percentage of total net revenues, net interest income was 2.5% for the quarter ended September 30, 2019 and 1.9% for the quarter ended September 30, 2020.

Total segment net interest income did not change as it was $0.6 million for the quarter ended September 30, 2019 and $0.6 million for the quarter ended September 30, 2020. Net interest income is earned in our Investment Income segment. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. As a percentage of total segment net revenues, net interest income was 2.4% for the quarter ended September 30, 2019 and 1.9% for the quarter ended September 30, 2020.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $6.0 million, or 34.3%, from $17.5 million for the quarter ended September 30, 2019 to $23.5 million for the quarter ended September 30, 2020. The increase in compensation and benefits is partly attributable to a $2.1 million charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020.

Employee payroll, taxes and benefits, and consultant fees decreased $0.3 million from $10.5 million for the quarter ended September 30, 2019 to $10.2 million for the quarter ended September 30, 2020. Performance-based bonus and commission increased $6.3 million from $6.5 million for the quarter ended September 30, 2019 to $12.8 million for the quarter ended September 30, 2020.

Equity-based compensation did not change from $0.5 million for the quarter ended September 30, 2019 to $0.5 million for the quarter ended September 30, 2020.

Compensation and benefits as a percentage of revenues increased from 83.3% of total net revenues for the quarter ended September 30, 2019 to 88.3% for the quarter ended September 30, 2020. Compensation and benefits increased 34.3% from the quarter ended September 30, 2019 when compared to the quarter ended September 30, 2020. Net revenue increased 26.6% from the quarter ended September 30, 2019 when compared to the quarter ended September 30, 2020.

Administration

Administration expense decreased $0.9 million from $2.3 million for the quarter ended September 30, 2019 to $1.4 million for the quarter ended September 30, 2020. As a percentage of total net revenues, administration expense was 5.3% and 10.7% for the quarters ended September 30, 2020 and 2019, respectively.

Travel and Business Development

Travel and business development expense was $0.1 million and $1.3 million for the quarters ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, travel and business development expense was 0.2% and 6.0% for the quarters ended September 30, 2020 and 2019, respectively.

Communications and Technology

Communications and technology expense was $1.1 million for both of the quarters ended September 30, 2020 and 2019. As a percentage of total net revenues, communications and technology expense was 4.0% and 5.0% for the quarters ended September 30, 2020 and 2019, respectively.

Occupancy

Occupancy expenses were $1.2 million and $1.2 million for the quarters ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, occupancy expenses were 4.0% and 5.0% for the quarters ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax benefit was $0.1 million and $1.2 million for the quarters ended September 30, 2020 and 2019, respectively. The Company's tax benefit decreased for the quarter ended September 30, 2020 from September 30, 2019 due to an decrease in pre-tax net loss from 2019 to 2020.

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

Segment income tax was a $0.7 million expense and $0.7 million benefit for the quarters ended September 30, 2020 and 2019, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the three months ended September 30, 2020 and 2019 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to market conditions related to the COVID-19 pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act (TCJA). The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $12.3 million, or 27.3%, from $44.8 million for the nine months ended September 30, 2019 to $57.1 million for the same period in 2020. As a percentage of total net revenues, investment banking revenues increased from 58.8% for the nine months ended September 30, 2019 to 92.3% for the nine months ended September 30, 2020. On an operating basis, investment banking revenues were 67.1% and 58.0% for the nine months ended September 30, 2020 and 2019, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2020 to 2019
	2020		2019
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	68	39,277	59	$27,678	9	$11,599	41.9%
Strategic advisory and private placements	13	17,817	15	17,165	(2)	$652	3.8%
Total	81	$57,094	74	$44,843	7	$12,251	27.3%

The increase in revenues was primarily driven by a 41.9% increase in equity and debt origination revenues as JMP executed 68 deals in the first nine months of 2020 compared to 59 for the same period in 2019. The number of transactions in which we acted as a bookrunning manager was three and sixteen for the nine months ended September 30, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased from $13.2 million for the nine months ended September 30, 2019 to $14.0 million for the nine months ended September 30, 2020. Brokerage revenues increased as a percentage of total net revenues, from 17.3% for the nine months ended September 30, 2019 to 22.6% for the nine months ended September 30, 2020. On an operating basis, brokerage revenues were 23.3% and 18.2% for the nine months ended September 30, 2020 and 2019, respectively, as a percentage of total adjusted net revenues.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2020	2019

Asset management related fees:
Fees reported as asset management fees	$6,339	$5,685
Fees reported as other income	2,688	1,517
Less: Non-controlling interest in HCAP Advisors	(947)	(908)
Total segment asset management related fee revenues	$8,080	$6,294

Fees reported as asset management fees was $5.7 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, asset management revenues increased from 7.5% for the nine months ended September 30, 2019 to 10.2% for the nine months ended September 30, 2020.

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

Total segment asset management related fee revenue increased $1.8 million from $6.3 million for the nine months ended September 30, 2019 to $8.1 million for the nine months ended September 30, 2020. On an operating basis, asset management related fee revenues were 9.5% and 8.1% for the nine months ended September 30, 2020 and 2019, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues decreased $26.7 million from a gain of $6.4 million for the nine months ended September 30, 2019 to a loss of $20.3 million for the same period in 2020. This decrease was primarily driven by a $17.3 million impairment loss on CLO debt securities and a $5.3 million unrealized loss on the Company’s investment in Harvest Capital Credit Corporation included in principal transaction revenues for the nine months ended September 30, 2020 and a $3.4 million gain on deconsolidation of JMPCA included in the same period in 2019.

Total segment principal transaction revenues decreased from $7.8 million for the nine months ended September 30, 2019 to $3.5 million for the same period in 2020. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Nine Months Ended September 30,
	2020	2019

Equity and other securities	$358	$1,354
Warrants and other investments	2,622	6,253
Investment partnerships	510	155
Total segment principal transaction revenues	3,490	7,762
Operating adjustment addbacks	(23,827)	(1,391)
Total principal transaction revenues	$(20,337)	$6,371

On an operating basis, as a percentage of total net revenues, principal transaction revenues decreased from 10.0% for the nine months ended September 30, 2019 to 4.1% for the nine months ended September 30, 2020.

Net Interest Income/Expense

Net interest income decreased $3.5 million from $4.7 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020. The decrease in net interest income was driven primarily by a $13.0 million decrease in net interest earned, partially offset by a $9.4 million increase in net interest expense. As a percentage of total net revenues, net interest income was 6.1% for the nine months ended September 30, 2019 and 1.4% for the nine months ended September 30, 2020.

Total segment net interest income decreased from $4.7 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020, driven by deconsolidation of the CLOs in the first quarter of 2019. Net interest income is earned in our Investment Income segment. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. As a percentage of total segment net revenues, net interest income was 6.1% for the nine months ended September 30, 2019 and 1.4% for the nine months ended September 30, 2020.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $7.4 million, or 13.5%, from $54.7 million for the nine months ended September 30, 2019 to $62.1 million for the nine months ended September 30, 2020. The increase in compensation and benefits is partly attributable to a $2.1 million charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020.

Employee payroll, taxes and benefits, and consultant fees decreased $0.5 million from $32.0 million for the nine months ended September 30, 2019 to $31.5 million for the nine months ended September 30, 2020. Performance-based bonus and commission increased $8.1 million from $21.1 million for the nine months ended September 30, 2019 to $29.2 million for the nine months ended September 30, 2020.

Equity-based compensation decreased $0.2 million from $1.6 million for the nine months ended September 30, 2019 to $1.4 million for the nine months ended September 30, 2020.

Compensation and benefits as a percentage of revenues increased from 71.7% of total net revenues for the nine months ended September 30, 2019 to 100.4% for the nine months ended September 30, 2020. The increase in the compensation and benefits as a percentage of revenues is primarily due to the decrease in principal transaction revenues within total net revenues from the nine months ended September 30, 2019 compared to the same period in 2020.

Administration

Administration expense decreased $2.3 million from $7.0 million for the nine months ended September 30, 2019 to $4.7 million for the nine months ended September 30, 2020. As a percentage of total net revenues, administration expense was 7.6% and 9.2% for the nine months ended September 30, 2020 and 2019, respectively.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fee was $1.9 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, our brokerage, clearing and exchange fee was 3.1% and 2.7% for the nine months ended September 30, 2020 and 2019, respectively.

Travel and Business Development

Travel and business development expense was $1.0 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, travel and business development expense was 1.7% and 4.8% for the nine months ended September 30, 2020 and 2019, respectively.

Managed deal expenses

Managed deal expense was $2.5 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, managed deal expense was 4.1% and 3.3% for the nine months ended September 30, 2020 and 2019, respectively.

Communications and Technology

Communications and technology expense was $3.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, communications and technology expense were 5.3% and 4.2% for the nine months ended September 30, 2020 and 2019, respectively.

Occupancy

Occupancy expense was $3.6 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, occupancy expense was 5.8% and 5.3% for the nine months ended September 30, 2020 and 2019, respectively.

Professional Fees

Professional fees were $2.4 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, professional fees were 3.9% and 4.6% for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation

Depreciation expenses were $1.2 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. As a percentage of total net revenues, depreciation was 2.0% and 1.2% for the nine months ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax benefit was $7.2 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Company's tax benefit increased for the nine months ended September 30, 2020 from September 30, 2019 due to a increase in pre-tax net loss from 2019 to 2020.

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

Segment income tax was a $1.5 million expense and a $0.3 million benefit for the nine months ended September 30, 2020 and 2019, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the nine months ended September 30, 2020 and 2019 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

Beginning January 1, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, which resulted in the Company recognizing initial temporary differences between the book and tax basis of assets and liabilities that were previously held under pass through entities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to market conditions related to the COVID-19 pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act (TCJA). The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

Summarized Financial Information

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 7.25% Senior Notes due 2027 (the “2027 Senior Notes”) (Note 7). Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

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

The tables below present summarized financial information as of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020.

(In thousands)	As of
	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$5,401	$12,557
Marketable securities owned, at fair value	28,965	34,203
Due from non-obligated subsidiaries	1,221	200
Deferred tax asset	17,076	18,547
Operating lease right-of-use asset	17,112	19,632
Total assets	88,659	99,100

Bond payable, net of debt issuance costs	80,816	82,584
Due to non-obligated subsidiaries	17,023	20,912
Operating lease liability	22,239	25,394
Total liabilities	135,174	140,377
Total equity	(46,515)	(41,276)
Total liabilities and equity	88,659	99,101

(In thousands)	Nine Months Ended
September 30, 2020

Total net revenues after provision for loan losses	$(933)
Total non-interest expenses	4,375
Net loss	(4,331)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2020 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the ongoing COVID-19 pandemic, we expect certain costs to decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses. In addition, after a careful review of our cost structure, we reduced headcount modestly during the quarter ended September 30, 2020. While the headcount reduction resulted in recognition of severance costs, the reduced ongoing cost should increase cash flows in the future periods. However, the extent to which the COVID-19 pandemic will impact our liquidity in future periods still remains uncertain.

As of September 30, 2020, we had $56.7 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of September 30, 2020, we had net liquid assets of $95.0 million primarily consisting of cash and cash equivalents, receivable from clearing brokers, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of September 30, 2020, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

Senior Notes

In November 2017, JMP Group Inc. raised $50.0 million from the issuance of 7.25% Senior Notes (“2027 Senior Notes”). The 2027 Senior Notes will mature on November 15, 2027 and may be redeemed in whole or in part at any time or from time to time at JMP Group Inc.’s option on or after November 28, 2020 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2027 Senior Notes bear interest at a rate of 7.25% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year. Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

In September 2019, JMP Group LLC raised $36.0 million from the issuance of 6.875% Senior Notes (“2029 Senior Notes”). The 2029 Senior Notes will mature on September 30, 2029 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after September 30, 2021 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The 2029 Senior Notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year.

In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which has been included in the Consolidated Statements of Operations, gain on repurchase, reissuance or early retirement of debt.

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

On July 16, 2020, JMP Holding LLC (“JMP Holding”), a wholly owned subsidiary of JMP Group LLC, entered into an Amendment Number Seven to its existing Second Amended and Restated Credit Agreement, dated as of April 30, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with JMP Holding and its affiliates that are a party thereto as lenders and City National Bank (“CNB”), as administrative agent for the lenders, in order to, among other provisions, (i) allow JMP Holding to incur liens of certain clearing agents in the ordinary course of business, (ii) reduce the margin applicable to LIBOR loans from 2.25% to 2.00% and (iii) require that JMP Holding maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement and refrain from exercising any right to call the related CLO entities or cause the liquidation of such CLO entities.

As of September 30, 2020, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of September 30, 2020 and December 31, 2019, we were in compliance with the loan covenants under the Credit Agreement.

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

There was no borrowing on the Revolving Note as of September 30, 2020 and December 31, 2019.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both September 30, 2020 and December 31, 2019, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities) and are secured by substantially all the guarantors’ assets.

Other JMP Group LLC considerations

On February 24, 2020 the Company launched a self-tender offer (the “2020 Tender Offer”) to repurchase for cash up to 3,000,000 of shares at $3.25 a share, representing limited liability company interests of the Company, which was terminated on March 19, 2020 as a result of multiple conditions to the 2020 Tender Offer, including share price and market index conditions, not having been satisfied.

During the three months ended September 30, 2020, the Company did not repurchase any of the Company's shares.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $17.5 million and $16.9 million, which were $16.2 million and $15.5 million in excess of the required net capital of $1.3 million and $1.4 million, at September 30, 2020 and December 31, 2019, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 1.14 to 1 and 1.25 to 1 at September 30, 2020 and December 31, 2019, respectively.

A condensed table of cash flows for the nine months ended September 30, 2020 and 2019 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2019 to 2020
	2020	2019	$	%
Cash flows used in operating activities	$(7,351)	$(30,428)	23,077	-75.8%
Cash flows provided by (used in) investing activities	12,137	$(60,810)	72,947	-120.0%
Cash flows (used in) provided by financing activities	2,262	$7,671	(5,409)	-70.5%
Total cash flows	$7,048	$(83,567)	$90,615	-108.4%

Cash Flows for the Nine Months Ended September 30, 2020

Cash increased by $7.0 million during the nine months ended September 30, 2020 as a result of cash used in operating activities, partially offset by cash provided by investing and financing activities.

Our operating activities used $7.4 million of cash from a net loss of $13.9 million, adjusted for the cash used on the gain on other investments, and cash used by operating assets and liabilities of $6.2 million.

Our investing activities provided $12.1 million of cash primarily due to a $14.2 million in sales from non-equity method investments.

Our financing activities provided $2.3 million of cash primarily due to $3.8 million proceeds from PPP loans, partially offset by $1.4 million in repurchase of bonds payable.

Cash Flows for the Nine Months Ended September 30, 2019

Cash decreased by $83.6 million during the nine months ended September 30, 2019, as a result of cash used in operating and investing activities, partially offset by cash provided by financing activities.

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

Contractual Obligations

As of September 30, 2020, our aggregate minimum future commitment on our leases was $25.3 million. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020. However, through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

We are closely monitoring the global outbreak of COVID-19. At this time, we cannot predict the ultimate scope, severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, or our workforce, customers and third-party service providers. As a result, we cannot predict the full extent of the adverse financial impact that COVID-19 will have on our businesses, financial condition, liquidity and results of operations. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of September 30, 2020, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.36*	Form of Director and Officer Indemnification Agreement

10.37*	Transition and Release Agreement dated August 12, 2020 between JMP Group LLC, JMP Securities LLC and Carter D. Mack

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2020

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer