Form 10-K
period 2020-12-31
JMP GROUP LLC
filed 2021-03-29
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(415) 835-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Shares representing limited liability company interests in JMP Group LLC JMP Group LLC 6.875% Senior Notes due 2029 JMP Group Inc. 7.25% Senior Notes due 2027	JMP JMPNZ JMPNL	New York Stock Exchange The Nasdaq Global Market The Nasdaq Global Market

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

Large Accelerated Filer   ☐    Accelerated Filer   ☐    Non-Accelerated Filer   ☒     Smaller Reporting Company   ☒    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common share on June 30, 2020 as reported on The New York Stock Exchange was $22. 2 million.

JMP Group LLC shares representing limited liability company interests outstanding as of March 19, 2021: 19,823,354

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2020 annual meeting of shareholders to be held in June 2021 are incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”). Such proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

•	our expectations of a heightened demand for alternative asset management products and services;

•	our ability to increase assets under management and to develop new asset management products;

•	the fact that the past performance of our funds is not indicative of our future performance;

•	our plans to generate principal investing opportunities from our investment banking and asset management relationships;

•	the emergence of investment opportunities that offer attractive risk-adjusted returns on our investable assets;

•	our plans to grow our businesses both through internal expansion and through strategic investments, acquisitions or joint ventures;

•	our ability to take advantage of market opportunities as they arise, based on the strength of our capital position and the low level of leverage that we have traditionally employed;

•	our ability to realize revenues through gain on repurchase of Senior Notes;

•	the impact of changes in interest rates on the value of interest-bearing assets in which we invest;

•

the nature of the competition faced in the financial services industry, particularly among investment banks and asset managers, and our expectations regarding trends and changes with respect to competing entities;

•	our ability to attract, incentivize and retain top professionals and to retain valuable relationships with our clients;

•	our ability to avoid restrictions imposed by the Investment Company Act of 1940;

•	our expectations regarding the likelihood of increased scrutiny of financial services firms from regulators;

•	the fact that we do not anticipate that any tax adjustments will result in a material adverse effect on our financial condition;

•	the impact of existing claims and currently known threats against us on our business or financial condition;

•	the impact of bonus compensation payments to our employees on our cash position;

•	our ability to satisfy our funding needs with existing internal and external financial sources;

•	our beliefs regarding the impact of interest rate, credit and inflation risks; and

•	the fact that we believe that our available liquidity and current level of equity capital will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

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

•	the impact of any deterioration in the business environment of our target sectors on our revenues;

•	our expectations regarding the effect of a market downturn on transaction volume and, therefore, our revenues;

•	our expectations regarding the impact of bankruptcies on our investment banking revenues;

•	the impact of securities-related write-downs on our securities trading revenues;

•	the impact of a market downturn on asset management fees;

•	the impact of the inability of companies to repay their borrowings on our CLO investment;

•	the potential for market declines to lead to an increase in litigation and arbitration claims;

•	our ability to pursue business opportunities in an environment of increased legislative or regulatory initiatives;

•	the potential for governmental fiscal and monetary policy to have a negative impact on our business;

•	our expectation that the ability to recruit and retain professionals impacts our reputation, business, results of operations and financial condition;

•	the impact of larger firms on our ability to grow our business;

•	the impact of increased competition in the middle-market investment banking space on our market share and revenues;

•	the impact on brokerage revenues of pricing arrangements with certain institutional sales and trading clients;

•	the potential for larger and more frequent capital commitments in our trading and underwriting business to increase losses;

•	the potential for increased competition in the asset management sector to affect our ability to raise capital and generate positive economic results;

•	the impact of investment performance and redemptions on our asset management business;

•	the potential for fluctuations in the global credit markets to affect our CLO investments;

•	any fluctuations in the credit markets, including reduced access to capital and liquidity, and the costs of credit;

•	any exposure to volatile and illiquid securities and their impact on our business;

•	the impact of principal investment activities on our capital base;

•	the challenges posed when valuing non-marketable investments;

•

the impact of our increased leverage as a result of our September 2019 offering of 6.875% Senior Notes due 2029 (the “2029 Senior Notes”) and the November 2017 offering of 7.25% Senior Notes due 2027 (the “2027 Senior Notes,” together with the 2029 Senior Notes, the “Senior Notes”);

•	the impact of requirements by the SEC, the Financial Industry Regulatory Authority and various other self-regulatory organizations on our business;

•	the potential for increased scrutiny of financial services firms to adversely impact our business;

•	the business risks posed by potential conflicts of interest, employee misconduct and business partner misconduct;

•	the risks posed by using estimates to prepare our consolidated financial statements and new accounting standards;

•	the potential for risks related to infrastructure and operations to impact our business;

•	the potential for interest rate, credit and inflation risks to impact our business;

•	the potential for market and non-market factors to impact our share price; and

•	any fluctuations in our share price related to the performance of our investment banking department.

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

Overview

Corporate Information

JMP Group LLC, together with its subsidiaries (collectively, “the Company”, “we” or “us”), is a diversified capital markets firm. We provide investment banking, sales and trading, and equity research services to corporate and institutional clients as well as alternative asset management products and services to institutional investors and high-net-worth individuals. In addition, we invest in corporate credit instruments through collateralized loan obligations and direct investments, and we serve as the investment advisor to a business development company under the Investment Company Act of 1940 (the “Investment Company Act”).

JMP Group Inc. was incorporated in Delaware in January 2000, and JMP Group LLC was formed in Delaware in August 2014. Our headquarters are located at 600 Montgomery Street, Suite 1100, San Francisco, California 94111. Our telephone number is (415) 835-8900, and our internet address is http://www.jmpg.com.

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

Principal Business Lines

We conduct our investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”); conduct our asset management business through Harvest Capital Strategies LLC (“HCS”), JMP Asset Management LLC (“JMPAM”) and HCAP Advisors LLC ("HCAP Advisors"); and make certain principal investments through JMP Investment Holdings LLC ("JMP Investment Holdings"), JMP Capital LLC ("JMP Capital") and other subsidiaries.

JMP Securities is a U.S. registered broker-dealer under the Exchange Act and is a member of FINRA. JMP Securities provides equity research and sales and trading services to institutional brokerage clients, as well as capital raising and strategic advisory services to corporate clients. JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis.

HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and provides investment management services for sophisticated investors through investment partnerships and other entities managed by HCS, including venture and private equity funds. JMPAM is the investment manager of private equity funds that invest in real estate and real estate related enterprises and provides credit to small and midsize private companies. HCAP Advisors is a majority-owned subsidiary that manages the investment activities of Harvest Capital Credit Corporation ("HCC"), a publicly-traded business development company ("BDC") offering customized financing solutions to small and middle-market companies.

We currently operate from our headquarters in San Francisco and from additional offices in New York, Boston, Chicago, Palm Beach, and the Minneapolis area. Our four revenue-producing business lines—investment banking, sales and trading, equity research, and asset management—across three target industries—technology, healthcare, and financial services and real estate—combine to form a diversified business model, especially when compared to that of our more specialized competitors.

Investment Banking

Our investment banking department provides capital raising services, mergers and acquisitions transaction services, and other strategic advisory services to corporate clients. We focus our efforts on small and middle-market companies in three broad industries: technology, healthcare, and financial services and real estate. Our specialization in these areas has enabled us to develop well recognized expertise and to cultivate extensive industry relationships.

Our investment bankers are arranged in dedicated industry coverage groups, enabling them to develop expertise in specific markets and to form close relationships with corporate executives, private equity investors, venture capitalists and other key industry participants. We offer our clients a high level of attention from senior personnel and have designed our organizational structure so that the investment bankers who are responsible for securing and maintaining client relationships also actively participate in providing transaction execution services to those clients.

By focusing consistently on our three target industries, we have developed a comprehensive understanding of the unique challenges and demands involved in executing corporate finance and strategic advisory assignments in these sectors. A significant portion of our corporate finance revenue is earned from small- and mid-capitalization public companies, and the balance is earned from private companies. Some of our corporate clients retain us for our advisory and capital raising capabilities during an accelerated growth phase as a private company and then continue to work with us through an initial public offering or sale of the company. We maintain exceptional client focus both during and following a transaction, leading to a true advisory relationship and a pattern of assisting companies with multiple transactions.

Corporate Finance

We assist our publicly traded and privately held corporate clients with capital raising activities, which include the underwriting and private placement of a wide range of equity and debt securities, including common, preferred, and convertible securities. Our public equity underwriting capabilities include initial public offerings, follow-on offerings, and at-the-market offerings. We also arrange private investments in public equity (“PIPE”) transactions and privately negotiated, registered direct stock offerings on behalf of our publicly traded clients. For our privately held clients, we act as an agent in private placements of equity and debt securities. We typically place securities with our client base of institutional investors, private equity and venture capital funds, and high net-worth individuals.

Because our corporate clients are generally high-growth companies, they are frequently in need of new capital. Many of our client relationships develop early, when a client company is still privately held, in which case we may facilitate private placements of the company's securities. Our ability to structure innovative private offerings and to identify the likely buyers of such offerings makes us a valuable advisor for many small and middle-market companies, as does our industry specialization. Thereafter, if our client prepares for an initial public offering, we may be selected to serve as an underwriter of that offering and of any subsequent follow-on offerings. We expect that, while the environment for initial public offerings may not be consistently favorable in the future, we should be able to depend on follow-on offerings, at-the-market offerings, PIPEs, registered direct offerings, and private placements to continue to generate corporate finance revenues.

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

Because of our focus on innovative and fast-growing companies, we are most often an advisor in company sale transactions, although we are taking steps to create equilibrium in our advisory business and expect to increasingly represent corporate clients as buyers over time. We believe that our position as a lead manager or senior co-manager of public and private equity offerings will facilitate the growth of our mergers and acquisitions and strategic advisory businesses, as companies that have been issuers of securities become more mature and pursue acquisitions or other exit events for their investors. We further believe that we have been able to elevate our profile as a strategic advisor in recent years as a result of a build-out of our firm’s advisory capabilities and our demonstrated success as an advisor in an increasing number of mergers and acquisitions with increasing transaction values and industry recognition. By gaining additional visibility among corporate clients with respect to our firm’s strategic advisory capabilities, we anticipate that advisory revenues will be a growing component of our company’s total revenue over time.

Sales and Trading

Our sales and trading department provides institutional investors with capital markets intelligence and distributes our equity research product, communicating investment recommendations about individual equities that are often not widely followed or well understood. In addition, our sales and trading staff executes securities trades on behalf of our institutional clients and markets the securities of companies for which we act as an underwriter.

We have established a broad institutional client base rooted in longstanding relationships, which have been developed through a consistent focus on the investment and trading objectives of our customers. Our sales and trading professionals work closely with our equity research staff to provide insight and differentiated investment advice to brokerage clients nationwide.

We believe that our sales and trading clients turn to us for timely, informed investment advice. Our equity research features proprietary themes and actionable ideas about industries and companies that are often not evaluated by many other research providers. Many peer firms focused on small- and mid-capitalization companies have shut down or have been purchased by larger firms over the past two decades, while several of the very largest investment banking firms failed or consolidated during that time. As a result, the amount of market-making activity, liquidity and research coverage for smaller companies has decreased significantly. However, we continue to commit sales and trading resources to these companies with the belief that institutional investors require and value such specialized knowledge and service.

Our sales and trading personnel are central to our ability to market securities offerings and provide after-market support. Our capital markets group manages the syndication, marketing, execution and distribution of the securities offerings we manage. Our syndicate activities include coordinating the marketing and order-taking process for underwritten transactions and conducting after-market stabilization and initial market-making. Our syndicate staff is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks.

Equity Research

Our research department is charged with developing proprietary investment themes, anticipating secular and cyclical changes, and producing action-oriented reports that will assist our institutional brokerage clients with their investment decisions. Our analysts cultivate primary sources of information in order to refine their quantitative and qualitative assessments. Our objective is to provide institutional investors with a clear understanding of industry-specific and company-specific issues that can impact their portfolio returns.

Our equity research encompasses three industries—technology, healthcare, and financial services and real estate—and is concentrated on the following sectors within each industry:

Technology • Cybersecurity • Digital Media • Energy Technology & Services • Industrial Technology • Internet • IT Infrastructure • Software	Healthcare • Biopharmaceuticals • Biotechnology • Medical Devices & Supplies

Financial Services & Real Estate

•   Alternative Asset Managers

•   Commercial Finance

•   Consumer Finance

•   Financial Technology

•   Housing

•   Insurance

•   Investment Banks & Brokers

•   Land Development

•   Mortgage Finance

•   Real Estate Investment Trusts (REITs)

•   Real Estate Services & Technology

As of December 31, 2020, our research department included 20 publishing research analysts providing investment recommendations on 364 public companies divided among our three target sectors. Approximately 35% of the stocks under coverage had market capitalizations of less than $1.0 billion.

Asset Management

Through HCS, JMPAM and HCAP Advisors, we actively manage venture capital funds, private equity funds, a private debt fund, real estate funds, and a publicly-traded BDC that provides customized financing solutions to small and midsize companies.

As of December 31, 2020, we had a total of $5.6 billion in assets under management including $4.9 billion in assets under management of “sponsored” funds. Sponsored funds are asset management strategies in which JMP Group owns an economic interest and includes assets managed by Medalist Partners Corporate Finance, the former JMP Credit Advisors.

On March 20, 2019, we announced the sale of a majority interest in our corporate credit business, JMP Credit Advisors LLC (“JMPCA”), a platform established to underwrite and manage investments in senior secured debt, to Medalist Partners LP and to certain employees of JMPCA, leaving us with a minority interest of 45.0% in the since renamed Medalist Partners Corporate Finance LLC. Medalist Partners Corporate Finance currently manages three CLOs—JMP Credit Advisors CLO III(R) Ltd. (“CLO III”), JMP Credit Advisors CLO IV Ltd. (“CLO IV”), JMP Credit Advisors CLO V Ltd. (“CLO V”)—in which we have a remaining aggregate equity interest of $48 million as of December 31, 2020.

In the course of advising corporate clients on strategic or private capital raising transactions, our investment bankers may identify instances in which we could commit our own capital to transactions for which we are acting as an agent. In addition, other opportunities to invest equity and debt capital are frequently brought to the attention of our asset management professionals. As a result, in certain cases in the past we have made principal investments, and in some of those cases we have earned attractive returns on the capital we have committed. We expect that we will continue to make such investments in the future and believe that we may continue to earn attractive returns in some instances.

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

Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial services industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, securities brokerage firms, merchant banks and financial advisory firms. In addition, our focus on three specific industries subjects us to direct competition from a number of institutional brokerage firms and investment banking boutiques that also specialize in providing services to these industries and their investors.

The trend toward consolidation within the financial services sector has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be more able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including lending, deposit-taking and insurance, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and capital markets products with commercial banking, insurance and other financial products in an effort to gain market share. This approach could result in downward pricing pressure across some or all of our businesses, as our competitors may be able to withstand losses in the areas in which we compete due to offsetting revenues and profits derived from other, complementary services that we do not offer. In particular, the trend in the equity underwriting business toward multiple bookrunners and co-managers, with bookrunners earning a disproportionately large portion of underwriting fees, has increased competition in the investment banking industry, while placing downward pressure on average transaction fees.

In our asset management business, we face competition in the pursuit of investors for our investment funds; in the identification of attractive investment opportunities and the completion of investments in portfolio companies, securities or real estate assets; and in the recruitment and retention of skilled asset management professionals.

Employees

As of December 31, 2020, we had 180 full time employees, including 68 managing directors. We believe that our managing directors and other professionals are attracted to our firm because of our reputation, our entrepreneurial culture, and our dedication to providing growth companies and growth investors with exceptional client service, objective advice and innovative solutions. None of our employees are subject to any collective bargaining agreements, and we believe our relationship with our employees to be satisfactory.

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

Accounting, Administration and Operations

Our accounting, administrative and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, management information and telecommunications systems, and the processing of our securities transactions. We use a third-party service provider for payroll processing and our clearing operations are currently performed by National Financial Services LLC and Mirae Asset Securities (USA) Inc. All of our data processing functions are performed by our management information systems personnel.

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

We focus our business activities principally in three target industries: technology, healthcare, financial services and real estate. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year.  The mix of our investment banking revenues has shifted over time. In 2007, the year of our initial public offering, the financial services and real estate sectors, together, represented 48% of our total investment banking revenues; in 2020, these two sectors represented 20% of such revenues. While the healthcare sector constituted 23% of our total investment banking revenues in 2007, the sector constituted 45% of such revenues in 2020.

The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of financial services and real estate. These industries have been negatively impacted at times by disruption in the financial markets, the COVID-19 pandemic and the broader economy, leading to severe downturns in real estate values, upheaval in the mortgage, credit and equity markets, and the distress or failure of both major and minor financial institutions. Volatility or prolonged dislocation in one or more of the industries on which we focus our efforts could impair our ability to conduct business and generate revenues in those sectors. Underwriting and other corporate finance activities, strategic advisory engagements, and sales and trading activities in our target industries represent a significant portion of our business. This concentration exposes us to the risk of a decline in revenue in the event of a downturn in any one of our three target industries, should our corporate clients in these industries or our institutional clients focused on these industries become unable or unwilling to continue to engage us for our services.

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

Our investment bank subsidiary had 180 employees as of December 31, 2020. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better-capitalized competitors may be more able to respond to changes in the investment banking industry, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally. These firms have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide commercial financing has become an important advantage for some of our larger competitors; and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the investment banking industry. In addition, if the number of capital markets and financial advisory transactions were to decline, larger investment banking firms could seek to enter into engagements with smaller companies and to execute transactions that traditionally would have been considered too small for these firms.

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

We derive a significant portion of our revenues from our sales and trading business, which accounted for 16% and 17% of our net revenues for the years ended December 31, 2020 and 2019, respectively. Along with other investment banking firms, we have experienced intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future, as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. Since we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

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

Our asset management fees may also decline over time due to factors such as increased competition and the renegotiation of contracts. In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us, because we would have fewer assets under management.

To the extent that our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced, and our ability to grow existing funds and raise new funds in the future will likely be impaired. In addition, the market environment in recent years has resulted in a shift to passive investment products, which generate lower fees than actively managed products. A continued trend toward passive investments or changes in market values or in the fee structure of asset management accounts would affect our revenues, business, and financial condition.

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

There is increasing regulatory supervision of alternative asset management companies, which may increase the risk of financial liability and reputational harm resulting from adverse regulatory actions.

As noted above, in the past several years, the financial services industry has been the subject of heightened scrutiny by regulators around the globe. The industry has experienced an extended period of significant change in laws and regulations governing the financial services industry, as well as increased scrutiny from various regulators, including the SEC, the Federal Reserve, the OCC, and the CFPB, in addition to stock exchanges, FINRA, and state attorneys general. For example, the Dodd-Frank Act resulted in sweeping changes to the regulatory regime, including a significant increase in the supervision and regulation of the financial services industry. Penalties and fines imposed by regulatory authorities have increased substantially in recent years. We may be adversely affected by changes in the interpretation or enforcement of existing laws, rules, and regulations.

Furthermore, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In the last few years, there were a number of enforcement actions within the industry. However, it is unclear whether the SEC and its staff will maintain the same level of enforcement if, in the future, there is an effort on the part of the federal government to ease restrictions on business conduct, which could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. Existing and new laws and regulations could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional compliance costs, and otherwise adversely affect our businesses.

Broker-dealers and investment advisers are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisers or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results, any of which could have a material adverse effect on our business, financial condition or results of operations. There is no assurance that regulators will be satisfied with the policies and procedures implemented by our company and its subsidiaries. In addition, from time to time, we and our affiliates may become subject to additional findings with respect to supervisory, compliance or other regulatory deficiencies, which could subject us to additional liability, including penalties, and restrictions on our business activities. Among other things, these restrictions could limit our ability to make investments, complete acquisitions, expand into new business lines, pay dividends and/or engage in share repurchases. See Item 1, “Regulation,” of this report for additional information regarding our regulatory environment and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management,” in this report regarding our approaches to managing regulatory risk.

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

We use, and to the limited extent permitted by applicable regulations, may continue to use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or real estate sectors that have not yet developed and that may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. We may be unable to realize our investment objectives if we cannot sell or otherwise dispose of our interests at attractive prices or complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments. In addition, even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash. As a result, we have suffered losses in the past, and we may suffer losses from our principal investment activities in the future.

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

The effects of the outbreak of the novel coronavirus (“COVID-19”) have negatively affected the global economy, the United States economy and the global financial markets, and has and may continue to disrupt our operations and our clients’ operations, which could have an adverse effect on our business, financial condition and results of operations.

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

Difficult conditions in the global financial markets due to the COVID-19 pandemic and other domestic and international macroeconomic conditions have negatively impacted, and may continue to negatively impact, our ability to generate business and revenues, which may cause significant fluctuations in our share price.

All of our businesses have been in the past and may in the future be materially affected by conditions in the financial markets and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment and geopolitical issues. While financial markets became more stable and generally improved since the extreme disruption from 2007 to 2009, there remains a certain degree of uncertainty about a sustained global economic recovery in light of increased volatility as a result of the COVID-19 pandemic and other domestic and international macroeconomic conditions. U.S. markets may be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the European Union (“EU”), including Brexit and its implementation's effects on the financial markets and the stability of the EU’s sovereign debt, may cause further uncertainty and disruption for financial markets globally. It is possible that other EU member states may experience financial troubles in the future, or may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our results of operations in future periods.

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

We are exposed to interest rate risk which may harm our business

The revolving credit facility we have with City National Bank has a variable interest rate. Accordingly, if the interest rate increases, the interest payments on the borrowing on the facility, if any, will increase and could have an adverse impact on our results of operations.

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

Increased leverage may harm our financial condition and results of operations

As of December 31, 2020, our total indebtedness was approximately $92.8 million, consisting of $50.0 million principal amount of 7.25% Senior Notes due 2027, $36.0 million in principal amount of 6.875% Senior Notes due 2029, $6.0 million under a credit agreement with City National Bank, and $0.8 million principal amount of a note payable due 2022 to an affiliate. Our level of indebtedness could have important consequences to you, because:

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

As of December 31, 2020, we had $80.0 million par value invested in the subordinated securities issued by CLOs managed by MPCF. Subject to market conditions, we may continue to acquire subordinated securities of CLOs managed by MPCF (and/or third-party managers). These subordinated securities are the most junior class of securities issued by the CLOs and are subordinated in priority of payment to the senior securities issued by these CLOs. Therefore, they only receive cash distributions if the CLOs have made all cash interest payments to all other debt securities issued by the CLOs and are in compliance with their interest and over-collateralization coverage tests. Consequently, to the extent that the value of a CLO’s loan portfolio has been reduced as a result of conditions in the credit markets, such as defaulted loans or excess triple C-rated loans, the value of the subordinated securities could be reduced.

In addition, as of December 31, 2020, we had $4.0 million invested in a CLO warehouse managed by MPCF.  The CLO warehouse enters into warehouse agreements with banks or other financial institutions to finance the purchase of investments that will be ultimately included in a CLO or other investment product.  Such investments are primarily comprised of senior secured corporate loans rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. If the relevant CLO transaction or other investment product is not consummated or issued, the investments may be liquidated, and we may lose some or all of our equity investment in the warehouse if the value of the loans held decreases. In addition, regardless of whether the CLO or other investment product is consummated or issued, if any of the warehoused investments are sold before such consummation or issuance, we would have to bear any resulting loss on the sale.

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

In February 2020, the Company suspended its quarterly distribution program. There can be no assurance that the distribution program will resume and that distributions will be paid in the future. In the past and in conjunction with our election to be treated as a C-corporation for tax purposes, rather than a partnership, effective January 1, 2019, we adopted a distribution policy to provide a steady quarterly distribution for each calendar year that will be based on our after-tax fee related earnings. From the second quarter of 2019 through the fourth quarter of 2019, we paid a common share distribution to reflect an annual payout ratio of approximately 50% of operating net income. Our distribution policy will be reassessed each year based upon the level and growth of our after-tax fee related earnings. The declaration, payment and determination of the amount of quarterly distributions, if any, will be at the sole discretion of our board of directors, which may change our distribution policy at any time. We cannot assure our common shareholders that any distributions, whether quarterly or otherwise, can or will be paid. In making decisions regarding our quarterly distribution, our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our common shareholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

There are contractual, legal and other restrictions that may prevent us from paying cash distributions on our shares, if our distribution program resumes, and, as a result, you may not receive any return on investment unless you sell your shares for a price greater than the price for which you paid.

There can be no assurance that in the future sufficient cash will be available for us to pay distributions on our shares to our shareholders. Our board of directors may at any time modify or revoke our current distribution policy. In February 2020, the Company suspended its quarterly distribution program. Any decision to declare and pay distributions in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. We do not intend to borrow funds in order to pay distributions. In addition, JMP Group LLC, the entity from which we make our distribution payments, is a holding company that does not conduct any significant business operations of its own, and, therefore, it is dependent upon cash distributions and other transfers from our subsidiaries to make distribution payments on its shares. The amounts available to us to pay cash distributions are restricted by existing and future debt agreements. In general, under the credit agreement governing our revolving lines of credit and term loans with City National Bank, we are restricted under certain circumstances from making distributions if an event of default has occurred under that agreement. The indenture pursuant to which the 7.25% Senior Notes due 2027 were issued and the indenture pursuant to which the 6.875% Senior Notes due 2029 were issued also contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the applicable Senior Notes may declare such Senior Notes immediately due and payable. SEC regulations also provide that JMP Securities may not pay cash distributions to us if certain minimum net capital requirements are not met. In addition, Delaware law permits the declaration of distributions only to the extent of our surplus (which is defined as total assets at fair market value, minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. In the event that we do not pay cash distributions on our shares as a result of these restrictions, you may not receive any return on an investment in our shares unless you sell your shares for a price greater than the price for which you purchased them.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For further discussion of some of our significant accounting policies and standards, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of this report, and Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K.

The FASB has issued several new accounting standards, including on the topics of credit losses and leases and the Federal banking regulators have released implementation guidance and proposed implementation rules for some of these new standards. In particular, the new credit losses standard will replace multiple existing impairment models, including the replacement of the “incurred loss” model for loans with an “expected loss” model. We are evaluating the potential impact that the adoption of these standards and the proposed regulatory implementation rules will have on our financial position, results of operations as well as our regulatory capital. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Form 10-K for further information.

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

In 2020, JMP Group LLC’s ownership in all non-U.S. corporate entities is less than 50% of the total value. However, if JMP Group LLC were subject to the “anti-stapling” rules of Section 269B of the Code, the Company could incur a significant tax liability as a result of owning more than 50% of the value of both a domestic corporation and a non-U.S. CLO issuer. The Reorganization Transaction is considered in determining the impact to the consolidated group as the non-U.S. CLO issuers would be treated as a corporation under the consolidated group, which would include JMP Group, Inc. JMP Group LLC and the non-U.S. CLO issuers would be treated as a single entity for purposes of U.S. federal corporate income taxation. Since the Company is treated as a consolidated corporation after the Reorganization Transaction and the ownership in the non-U.S corporate entities is less than 50% of the total value, the Company believes that the “anti-stapling” rules will not apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and a reduction in the value of those shares.

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

We occupy four principal offices, with our headquarters in San Francisco and other offices in New York, Boston and Chicago. We occupy additional space in a few other cities in the U.S. All of our properties are leased. Our San Francisco headquarters is located at 600 Montgomery Street and comprises approximately 37,808 square feet of leased space pursuant to lease agreements expiring in 2024. In New York, we lease approximately 20,570 square feet at 450 Park Avenue pursuant to a lease agreement expiring in 2025 and approximately 4,293 square feet at 767 Third Avenue pursuant to a lease agreement expiring in 2023. In Boston, we lease approximately 2,490 square feet at 265 Franklin Street pursuant to a lease agreement expiring in 2021. In Chicago, we lease approximately 2,400 square feet at 10 South Wacker Drive pursuant to a lease agreement expiring in 2025.  Additionally we lease approximately 600 square feet in other cities in the U.S. which the Company is committed to until 2022.

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

Market Information

Our common shares trade on the NYSE under the symbol “JMP.” As of December 31, 2020, there were 35 holders of record of our shares.

Our 7.25% Senior Notes due 2027 and 6.875% Senior Notes due 2029 are each listed on the Nasdaq Global Market under the symbols “JMPNL” and “JMPNZ”, respectively.

Dividend and Distribution Policy

On February 19, 2020 the Company suspended its quarterly distribution program.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2020, no purchases of the Company's shares was made by or on behalf of JMP Group LLC. As of December 31, 2020, there were no shares available to be repurchased as part of publicly announced programs or plans.

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

Overview

The Company, is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of three target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

Operating Results

A summary of the Company’s operating results for the year ended December 31, 2020, and for comparable prior periods, is set forth below.

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019

Total net revenues	$115,499	$100,081

Net income/(loss) attributable to JMP Group	(4,697)	(6,549)
Net income/(loss) attributable to JMP Group per share	(0.24)	(0.32)

Operating Net Income/(Loss)*	12,558	(851)
Operating Net Income/(Loss) per share*	0.63	(0.04)

*Operating Net Income (Loss) is a non-GAAP measure. See the section titled Operating Net Income (Non-GAAP Financial Measure) for more information about this non-GAAP measure, including a reconciliation to net income (loss).

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

In the second quarter of 2020, unprecedented fiscal and monetary stimuli by the U.S. government spurred a sharp recovery in U.S. equity prices directly. The U.S. equities market continued to recover from the impact of the COVID-19 pandemic during the second half of 2020. The Company's equity capital markets and brokerage revenues directly benefited from the improved capital market condition.

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

On December 23, 2020, HCC and Portman Ridge Finance Corporation (“PTMN”) announced that they have entered into a definitive agreement under which HCC will merge with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. The parties currently expect the transaction to be completed in the second calendar quarter of 2021. The Company’s partially-owned subsidiary HCAP Advisors provides investment advisory services to HCC.  In addition, the Company had investments in HCC common stock of $7.5 million as of December 31, 2020.  In connection with the above transaction, HCC stockholders will receive aggregate consideration equal to HCC’s net asset value at closing.  This consideration will be funded using PTMN shares (valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction) and, to the extent the required number of PTMN shares exceeds 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, cash consideration in the amount of such excess. As described below, HCAP stockholders will have an opportunity, subject to certain limitations, to elect to receive either cash or PTMN shares in consideration for their HCAP shares. Additionally, all HCAP stockholders will receive an additional cash payment from Sierra Crest of $2.15 million in the aggregate, or approximately $0.36 per share.

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

Private Capital Markets and Other Revenues

We earn fees for private capital markets and other services in connection with transactions that are not underwritten, such as private placements of equity securities, PIPE transactions and Rule 144A offerings. We record private placement revenues on the closing date of these transactions. Client reimbursements for costs associated for private placement fees are recorded gross within Investment banking and various expense captions, excluding compensation.

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

For the year ended December 31, 2020 the contractual base management fees earned from each of our investment funds or companies ranged between 1% and 2% of AUM or were between 1% and 2% of aggregate committed capital. The contractual incentive fees were generally 20%, subject to high-water marks, for the hedge funds; 5% to 20%, subject to high-water marks or a performance hurdle rate, for the hedge funds of funds; 20%, subject to high-water marks, for Harvest Growth Capital LLC (“HGC”), Harvest Growth Capital II LLC (“HGC II”) and Harvest Growth Capital III LLC (“HGC III”); and 30% for JMP Capital I LLC ("JMP Capital I"). Our asset management revenues are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy, the securities markets as a whole and our core sectors. These market and industry conditions can have a material effect on the inflows and outflows of AUM and on the performance of our asset management funds. For example, a significant portion of the performance-based or incentive fee revenues that we recognize are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Prior to the sale of the majority equity interest in JMPCA, the asset management fees for the CLOs under management during the period consisted only of senior and subordinated base management fees. We recognized base management fees for the CLOs on a monthly basis over the period during which the collateral management services are performed. The base management fees for the CLOs were calculated as a percentage of the average aggregate collateral balances for a specified period. As we consolidated the CLOs, the management fees earned at JMPCA from the CLOs were eliminated on consolidation in accordance with GAAP. For the period from January 1, 2019 through January 17, 2019 (deconsolidation date), the contractual senior and subordinated base management fees earned from CLO III were 0.35% of the average aggregate collateral balance. For the period from January 1, 2019 through March 19, 2019 (deconsolidation date) , the contractual base and subordinated fees earned from CLO IV were 0.50% of the average aggregate collateral balance. For the period from January 1, 2019 through March 19, 2019 (deconsolidation date), the contractual base and subordinated fees earned from CLO V were 0.50% of the average aggregate collateral balance. For the period from January 1, 2019 through March 19, 2019 (deconsolidation date), the contractual base and subordinated fees earned from CLO VI warehouse portfolio were 1.0% of the average equity contributions.

The redemption provisions of our funds require at least 90 days’ advance notice. Redemptions are not permitted in our private equity funds or our private debt capital vehicles. The redemption provisions do not apply to the CLOs.

Principal Transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity, CLO and other debt securities. Principal transaction revenues also include unrealized net gains and losses resulting from our principal investments in various investment funds managed by the Company or by third parties.

Loss on Sale, Payoff, and Mark-to-Market of Loans

Loss on sale, payoff, and mark-to-market of loans consists of gains and losses from the sale and payoff of loans collateralizing asset-backed securities ("ABS", through March 2019). Gains are recorded when the proceeds exceed the carrying value of the loan.

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

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing ABS issued (through March 2019), investments in CLO debt securities, and loans held for investment. Interest income on loans is comprised of the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on an accrual basis, in accordance with the terms of the respective loans, unless such loans are placed on non-accrual status. Interest on CLO debt securities are recognized in interest income using the effective yield method.

Interest Expense

Interest expense primarily consists of interest expense related to ABS issued and CLO warehouse credit facilities (through March 2019), Senior Notes, lines of credit, and notes payable, as well as the amortization of bond issuance costs. Interest expense on ABS is the stated coupon payable as a percentage of the principal amount payable adjusted for amortization of any discounts. Interest expense is recorded on an accrual basis, in accordance with the terms of the respective debt instruments.

Gain (Loss) on Repurchase, Reissuance, or Early Retirement of Debt

Loss on repurchase, reissuance, or early retirement of debt primarily consists of losses incurred in the write-off of debt issuance costs related to Senior Notes that have been repurchased or retired sooner than the life of the instrument.

Provision for Loan Losses

Provision for loan losses includes the provision for losses recognized on loans held for investment in order to record those loans at their estimated net realizable value. We maintain an allowance for loan losses that is intended to estimate loan losses inherent in individual loans or in the homogenous loan portfolio. A provision for loan losses is charged to expense to establish the allowance for loan losses. The allowance for loan losses is maintained at a level, in the opinion of management, sufficient to offset estimated losses inherent in individual loans or in the homogenous loan portfolio as of the date of the financial statements. The appropriateness of the allowance and the allowance components are reviewed quarterly. Our estimate of each allowance component is based on observable information and on market and third-party data that we believe are reflective of the underlying loan losses being estimated. We employ internally developed and third-party estimation tools for measuring credit risk.

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

Income Taxes

As of January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The election was approved and became retroactively effective as of January 1, 2019.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, which are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company does not have a valuation allowance as of December 31, 2020.

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

Non-controlling Interest

Non-controlling interest represents the pro rata share of the income or loss partially-owned subsidiaries consolidated in our financial statements.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Year Ended December 31,		Change from 2019 to 2020
	2020	2019	$	%
Revenues
Investment banking	$100,384	$65,716	$34,668	52.8%
Brokerage	18,926	17,628	1,298	7.4%
Asset management fees	8,320	7,427	893	12.0%
Principal transactions	(18,528)	1,344	(19,872)	-1478.6%
Loss on sale, payoff and mark-to-market of loans	-	(38)	38	100.0%
Net dividend income	400	1,184	(784)	-66.2%
Other income	3,735	2,373	1,362	57.4%
Non-interest revenues	113,237	95,634	17,603	18.4%
Interest income	8,654	21,801	(13,147)	-60.3%
Interest expense	(6,977)	(16,458)	9,481	57.6%
Net interest income	1,677	5,343	(3,666)	-68.6%
Loss on repurchase, reissuance, or early retirement of debt	697	(458)	1,155	252.2%
Provision for loan losses	(112)	(438)	326	74.4%
Total net revenues after provision for loan losses	115,499	100,081	15,418	15.4%

Non-interest expenses
Compensation and benefits	95,138	77,314	17,824	23.1%
Administration	6,590	9,387	(2,797)	-29.8%
Brokerage, clearing and exchange fees	2,610	2,706	(96)	-3.5%
Travel and business development	1,252	5,240	(3,988)	-76.1%
Managed deal expenses	3,605	3,136	469	15.0%
Communication and technology	4,394	4,390	4	0.1%
Occupancy	4,785	5,229	(444)	-8.5%
Professional fees	3,658	4,359	(701)	-16.1%
Depreciation	1,500	1,203	297	24.7%
Other	42	500	(458)	-91.6%
Total non-interest expenses	123,574	113,464	10,110	8.9%
Net loss before income taxes	(8,075)	(13,383)	5,308	39.7%
Income tax expense (benefit)	(3,284)	(6,827)	3,543	51.9%
Net loss	(4,791)	(6,556)	1,765	26.9%
Less: Net loss attributable to non-controlling interest	(94)	(7)	(87)	-1242.9%
Net loss attributable to JMP Group LLC	$(4,697)	$(6,549)	$1,852	28.3%

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

(iii)	reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 2019;

(iv)	unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization;

(v)	reverses net unrealized gains and losses on strategic equity investments and certain warrant positions;

(vi)

reverses impairment of CLO debt securities recognized in principal transaction revenues, as the Company believes that the forecasted reduction in future cash flows will be mitigated by a change in the interest rate environment and that distributions will be larger than currently projected;

(vii)	reverses the one-time transaction costs related to the refinancing or repurchase of the debt;

(viii)	includes a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC;

(xi)	presents revenues and expenses on a basis that deconsolidates the CLOs (through March 19, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries; and

(x)	excludes a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020.

Discussed below is our Operating Net Income (Loss) by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Year Ended December 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$100,384	$-	$-	$-	$-	$-	$100,384
Brokerage	18,926	-	-	-	-	-	18,926
Asset management related fees	180	9,264	1,462	10,726	-	(149)	10,757
Principal transactions	1,491	-	4,706	4,706	-	-	6,197
Net dividend income	-	-	539	539	-	-	539
Net interest income	-	-	1,780	1,780	-	-	1,780
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Provision for loan losses	-	-	(113)	(113)	-	-	(113)
Adjusted net revenues	120,981	9,264	9,160	18,424	-	(149)	139,256

Non-interest expenses
Non-interest expenses	102,888	8,983	928	9,911	9,637	(149)	122,287

Operating pre-tax net income (loss)	18,093	281	8,232	8,513	(9,637)	-	16,969

Income tax expense (benefit)	4,696	72	2,148	2,220	(2,505)	-	4,412

Operating net income (loss)	$13,397	$209	$6,084	$6,293	$(7,133)	$-	$12,558

	Year Ended December 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$65,716	$-	$-	$-	$-	$-	$65,716
Brokerage	17,628	-	-	-	-	-	17,628
Asset management related fees	20	8,691	989	9,680	-	(1,140)	8,560
Principal transactions	-	-	8,465	8,465	-	-	8,465
Loss on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)
Net dividend income	-	-	1,337	1,337	-	-	1,337
Net interest income	-	-	5,317	5,317	-	-	5,317
Provision for loan losses	-	-	(438)	(438)	-	-	(438)
Adjusted net revenues	83,364	8,691	15,631	24,322	-	(1,140)	106,546

Non-interest expenses
Non-interest expenses	90,066	9,352	2,351	11,703	7,067	(1,140)	107,696

Operating pre-tax net income (loss)	(6,702)	(661)	13,280	12,619	(7,067)	-	(1,150)

Income tax expense (benefit)	(1,742)	(172)	3,432	3,260	(1,817)	-	(299)

Operating net income (loss)	$(4,960)	$(489)	$9,848	$9,359	$(5,250)	$-	$(851)

The following table reconciles consolidated net loss attributable to JMP Group LLC to total Operating Net Income (Loss) for the years ended December 31, 2020 and 2019.

(In thousands)	Year Ended December 31,
	2020	2019
Consolidated Net loss attributable to JMP Group LLC	$(4,697)	$(6,549)
Income tax expense (benefit)	(3,284)	(6,827)
Consolidated pre-tax net loss attributable to JMP Group LLC	(7,981)	(13,376)
Addback (subtract)
Share-based awards and deferred compensation	(1,953)	4,079
Early retirement/repurchase of debt	89	625
Impairment – CLO equity	21,702	4,204
Strategic restructuring charge	2,056	-
Amortization of intangible asset – CLO III	-	277
Unrealized loss – real estate-related depreciation and amortization	1,856	1,779
Unrealized mark-to-market loss -strategic equity investments	1,200	1,262
Total Consolidation Adjustments and Reconciling Items	24,950	12,226
Total segments operating pre-tax net income (loss)	16,969	(1,150)

Subtract (addback) segment income tax expense (benefit)	4,412	(299)
Operating Net Income (Loss)	$12,558	$(851)

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $34.7 million, or 52.8%, from $65.7 million for the year ended December 31, 2019 to $100.4 million for the same period in 2020. As a percentage of total net revenues after provision for loan losses, investment banking revenues increased from 65.7% for the year ended December 31, 2019 to 86.9% for the year ended December 31, 2020. On an operating basis, investment banking revenues were 72.1% and 61.7% for the years ended December 31, 2020 and 2019, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Year Ended December 31,				Change from 2019 to 2020
	2020		2019
	Count	Revenues	Count	Revenues	Count		$%
Equity and debt origination	101	$59,936	78	$42,236	23	$17,700	41.9%
Strategic advisory and private placements	25	40,448	18	23,480	7	16,967	72.3%
Total	126	$100,383	96	$65,716	30	$34,667	52.8%

The increase in revenues was primarily driven by a 41.9% increase in equity and debt origination revenues as JMP executed 101 deals in the year ended December 31, 2020 compared to 78 for the same period in 2019. We also saw a 72.3% increase in strategic advisory and private placements revenues, which increased from $23.5 million for the year ended December 31, 2019 to $40.4 million for the year ended December 31, 2020. The number of transactions in which we acted as a bookrunning manager was 9 and 19 for the years ended December 31, 2020 and 2019, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment were $18.9 million and $17.6 million for the years ended December 31, 2020 and 2019, respectively. Brokerage revenues decreased as a percentage of total net revenues after provision for loan losses, from 17.6% for the year ended December 31, 2019 to 16.4% for the year ended December 31, 2020. On an operating basis, brokerage revenues were 13.6% and 16.5% for the years ended December 31, 2020 and 2019, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Year Ended December 31,
	2020	2019
Asset management related fees:
Fees reported as asset management fees	$8,320	$7,427
Fees reported as other income	3,735	2,373
Less: Non-controlling interest in HCAP Advisors	(1,298)	(1,240)
Total segment asset management related fee revenues	$10,757	$8,560

Fees reported as asset management fees were $8.3 million and $7.4 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of total net revenues after provision for loan losses, asset management revenues decreased from 7.4% for the year ended December 31, 2019 to 7.2% for the year ended December 31, 2020. Fees reported as other income were $3.7 million and $2.4 million for years ended December 31, 2020 and 2019, respectively. As a percentage of total net revenues after provision for loan losses, other income were 3.2% and 2.4% for both of the years ended December 31, 2020 and 2019, respectively.

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

Total segment asset management related fee revenue increased $2.2 million, from $8.6 million for the year ended December 31, 2019 to $10.8 million for the year ended December 31, 2020. On an operating basis, asset management related fee revenues were 7.7% and 8.0% for the years ended December 31, 2020 and 2019, respectively, as a percentage of adjusted net revenues.

The following table represents a summary of the Company’s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	December 31,	December 31,
	2020	2019
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$659,695	$607,381
Client Assets Under Management by Sponsored Funds (2)	4,933,913	5,381,432

JMP Group LLC total client assets under management	$5,593,608	$5,988,813

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount.
(2)	Sponsored funds are third-party asset managers in which the Company owns an economic interest.

Principal Transactions

Principal transaction revenues decreased $19.9 million, from a gain of $1.3 million for the year ended December 31, 2019 to a loss of $18.5 million for the same period in 2020. The decrease was primarily driven by a $21.7 million impairment loss on CLO debt securities for the year ended December 31, 2020 compared to the loss for the year ended December 31, 2019 of $4.2 million.  In addition, we recognized a $3.4 million gain on deconsolidation of JMPCA in the year ended December 31, 2019.

Total segment principal transaction revenues decreased from $8.5 million for the year ended December 31, 2019 to $6.2 million for the same period in 2020. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2020 and 2019 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Year Ended December 31,
	2020	2019

Equity and other securities	$152	$1,412
Warrants and other investments	4,884	6,927
Investment partnerships	1,161	126
Total segment principal transaction revenues	6,197	8,465
Operating adjustment addbacks	(24,725)	(7,121)
Total principal transaction revenues	$(18,528)	$1,344

On an operating basis, as a percentage of total adjusted net revenues, principal transaction revenues decreased from 7.9% for the year ended December 31, 2019 to 4.5% for the year ended December 31, 2020.

Net Interest Income/Expense

Net interest income decreased $3.7 million from $5.3 million for the year ended December 31, 2019 to $1.7 million for the year ended December 31, 2020, primarily driven by the deconsolidation of the CLOs in the first quarter of 2019. As a percentage of total net revenues after provision for loan losses, net interest income was 1.5% for the year ended December 31, 2020 and 5.3% for the year ended December 31, 2019.

Total segment net interest income decreased $8.4 million from $5.3 million the year ended December 31, 2019 to $1.8 million for the year ended December 31, 2020, driven by the deconsolidation of the CLOs in the first quarter of 2019. Net interest income is earned in our Investment Income segment. Total segment net interest income after deconsolidation reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 1.3% and 5.0% for the years ended December 31, 2020 and 2019, respectively.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $17.8 million, or 23.1%, from $77.3 million for the year ended December 31, 2019 to $95.1 million for the year ended December 31, 2020.

Employee payroll, taxes and benefits, and consultant fees were $40.8 million and $42.1 million for the years ended December 31, 2020 and 2019, respectively. Performance-based bonus and commission increased $19.3 million from $33.2 million for the year ended December 31, 2019 to $52.5 million for the year ended December 31, 2020.

Equity-based compensation was $1.7 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

Compensation and benefits as a percentage of total net revenues after provision for loan losses increased from 77.3% for the year ended December 31, 2019 to 82.4% for the year ended December 31, 2020.

Administration

Administration expense was $6.6 million for the year ended December 31, 2020 and $9.4 million for the year ended December 31, 2019. As a percentage of total net revenues after provision for loan losses, administration expense decreased from 9.4% for the year ended December 31, 2019 to 5.7% for the same period in 2020.

Brokerage, Clearing and Exchange Fees

Brokerage, clearing and exchange fees was $2.7 million for the year ended December 31, 2019 and $2.6 million for the same period in 2020. As a percentage of total net revenues after provision for loan losses, our brokerage, clearing and exchange fees decreased from 2.7% for the year ended December 31, 2019 to 2.3% for the same period in 2020.

Travel and Business Development

Travel and business development expenses decreased $4.0 million, from $5.2 million for the year ended December 31, 2019 to $1.2 million for the year ended December 31, 2020, driven by lower volume of business travel due to the COVID-19 pandemic. As a percentage of total net revenues after provision for loan losses, travel and business development expense was 1.1% and 5.2% and for the years ended December 31, 2020 and 2019, respectively.

Managed deal expenses

Managed deal expenses were $3.6 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of total equity and debt origination revenues, managed deal expenses remained consistent at 6.0% percent and 7.4% for the years ended December 31 2020 and 2019, respectively.

Communications and Technology

Communications and technology expenses were $4.4 million for the years ended December 31, 2020 and 2019. As a percentage of total net revenues after provision for loan losses, communications and technology expense increased to 3.8% for the year ended December 31, 2020 from 4.4% for the year ended December 31, 2019.

Occupancy

Occupancy expenses were $4.8 and $5.2 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of total net revenues after provision for loan losses, occupancy expenses were 4.1% for the year ended December 31, 2020 and were 5.2% for the year ended December 31, 2019.

Professional Fees

Professional fees were $3.7 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of total net revenues after provision for loan losses, professional fees were 3.2% and 4.4% for the years ended December 31, 2020 and 2019, respectively.

Depreciation

Depreciation expenses were $1.5 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. As a percentage of total net revenues after provision for loan losses, depreciation was 1.2% for the year ended December 31, 2019 and 1.3% for the year ended December 31, 2020.

Provision for Income Taxes

Income tax benefit was $3.2 million for the year ended December 31, 2020, while an income tax benefit of $6.8 million for the year ended December 31, 2019.

Segment income tax was an expense of $4.4 million and a benefit of $0.3 million for the years ended December 31, 2020 and 2019, respectively. An effective tax rate of 26% is assumed for our taxable parent company, based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

During the year ended December 31, 2020, the Company carried back net operating losses that were created prior to 2020 which was subsequently used to offset years with taxable income that was derived from a different corporate tax rate.

Summarized Financial Information

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 7.25% Senior Notes due 2027 (the “2027 Senior Notes”) (see Note 6, Loans). Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

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

These disclosures are in accordance with the new disclosure requirements under SEC Regulation S-X Rule 3-10 and Rule 13-02 issued in March 2020. The amended financial disclosures will consist of summarized financial information, as defined in Rule 1-02(bb)(1) of Regulation S-X, of the issuers and guarantors, which may be presented on a combined basis, and reduce the number of periods presented. The amended non-financial disclosures, among other matters, will expand the qualitative disclosures about the guarantees and the issuers and guarantors. Consistent with the existing rule, disclosure of additional information about each guarantor will be required if it would be material for investors to evaluate the sufficiency of the guarantee. We have early adopted these disclosure rules. The tables below present summarized financial information as of December 31, 2020 and December 31, 2019 and for the year ended December 31, 2020.

The tables below present summarized financial information as of December 31, 2020 and December 31, 2019 and for the year ended December 31, 2020.

(In thousands)	As of
	December 31,	December 31,
	2020	2019

Cash and cash equivalents	$8,761	$12,557
Marketable securities owned, at fair value	26,843	34,203
Due from non-obligated subsidiaries	1,221	200
Deferred tax asset	15,911	18,547
Operating lease right-of-use asset	16,244	19,632
Total assets	82,901	99,100

Bond payable, net of debt issuance costs	80,912	82,584
Due to non-obligated subsidiaries	19,200	20,912
Operating lease liability	21,130	25,394
Total liabilities	134,778	140,377
Total equity	(51,877)	(41,276)
Total liabilities and equity	82,901	99,101

(In thousands)	Year Ended
December 31, 2020

Total net revenues after provision for loan losses	$12,882
Total non-interest expenses	12,237
Net loss	(17,047)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows, and capital resources and liquidity for the year ended December 31, 2020 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the ongoing COVID-19 pandemic, certain costs declined in 2020 as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses. In addition, after a careful review of our cost structure, we reduced headcount modestly during the quarter ended September 30, 2020. While the headcount reduction resulted in recognition of severance costs, the reduced ongoing cost should increase cash flows in the future periods. However, the extent to which the COVID-19 pandemic will impact our liquidity in future periods still remains uncertain.

As of December 31, 2020, we had $91.4 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of December 31, 2020, we had net liquid assets of $108.0 million consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, investment banking fee receivable, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit and internally generated cash from operations. Most of our financial instruments, other than certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of December 31, 2020, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

On January 4, 2021, the Company announced that JMP Group Inc. gave notice of its intention to redeem $10.0 million principal amount of the 2027 Notes which was completed on February 4, 2021.

JMP Holding LLC Credit Agreement with CNB

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of December 31, 2020, the Borrowing Base exceeded $25 million.

The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2022 bears interest at a rate of LIBOR plus 225 bps.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital.

As of December 31, 2020 and 2019, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of December 31, 2020 and December 30, 2019, we were in compliance with the loan covenants under the Credit Agreement.

The Borrower’s obligations under the Credit Agreement are guaranteed by all of the Company’s other wholly owned subsidiaries (other than JMP Securities and certain dormant subsidiaries) and are secured by substantially all of its and the guarantors’ assets. In addition, we have entered into a limited recourse pledge agreement with CNB whereby JMP Group LLC granted a lien on the equity interests in JMP Investment Holdings LLC and JMPAM to secure the Borrower’s obligations under the Credit Agreement. In July 2020, the Company earned into a Seventh Amendment to its Credit Facility with CNB, that among other things, requires the Company maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020 pledged as collateral supporting the obligations under the Credit Agreement. See Note 9, Loans, for more information on the Seventh Amendment.

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

There was no borrowing on the Revolving Note as of December 31, 2020 and December 31, 2019.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both December 31, 2020 and December 31, 2019, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

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

During the three months ended December 31, 2020, the Company did not repurchase any of the Company's shares.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $42.3 million and $16.9 million, which were $40.6 million and $15.5 million in excess of the required net capital of $1.7 million and $1.4 million, at December 31, 2020 and 2019, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.62 to 1 and 1.25 to 1 at December 31, 2020 and 2019, respectively.

A condensed table of cash flows for the years ended December 31, 2020 and 2019 is presented below.

(Dollars in thousands)	Year Ended December 31,		Change from 2019 to 2020
	2020	2019	$	%
Cash flows provided by (used in) operating activities	$27,068	$(18,891)	$45,959	243.3%
Cash flows provided by (used in) investing activities	12,708	(60,448)	73,156	121.0%
Cash flows provided by (used in) financing activities	2,039	(2,552)	4,591	179.9%
Total cash flows	$41,815	$(81,891)	$123,706	544.2%

Cash Flows for the year ended December 31, 2020

Cash increased by $41.8 million during the year ended December 31, 2020, as a result of cash used in operating, investing and financing activities.

Our operating activities provided $27.1 million of cash from the net loss of $7.8 million, adjusted for the cash provided by operating assets and liabilities of $35.8 million, and used by non-cash revenue and expense items of $0.9 million. The cash provided by operating assets and liabilities was primarily due to a decrease in marketable securities of $23.6 million, an increase in accrued compensation of $16.1 million, partially offset by a $6.0 million decrease in receivables.

Our investing activities provided $12.7 million of cash primarily due to $15.0 million from the sale of other investments, partially offset by the $2.0 million used to purchase other investments.

Our financing activities provided $2.0 million of cash primarily due to $3.8 million in proceeds from a Paycheck Protection Program loan, partially offset by $1.4 million in repurchase of bonds payable.

Cash Flows for the year ended December 31, 2019

Cash increased by $81.9 million during the year ended December 31, 2019, as a result of cash used in operating, investing and financing activities.

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

Contractual Obligations

As of December 31, 2020, our aggregate minimum future commitment on our leases was $23.2 million. See Note 10 to the notes to the consolidated financial statements for more information.

As of December 31, 2020, $86.0 million of bonds payable were outstanding, of which $36.0 million carries interest at a rate of 6.875% per annum and is due in 2029 and the remaining $50.00 million carries interest at a rate of 7.25% per annum and is due in 2027. The bonds require quarterly payments of interest.

Off-Balance Sheet Arrangements

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both December 31, 2020 and 2019.

We had no other material off-balance sheet arrangements as of December 31, 2020. However, through indemnification provisions in our clearing agreements with our clearing broker, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

Marketable securities owned and securities sold, but not yet purchased, consist of U.S. listed and over-the-counter equity securities. Other investments include investments in private investment funds managed by us or our affiliates, as well as cash paid for a subscription in a private investment fund managed by a third party. Such investments held by non-broker-dealer entities are accounted for under the equity method based on our share of the earnings (or losses) of the investee. The financial position and operating results of the private investment funds are generally determined on an estimated fair value basis. Generally, securities are valued (i) at their last published sale price if they are listed on an established exchange or (ii) if last sales prices are not published, at the highest closing “bid” price (for securities held “long”) and the lowest closing “asked” price (for “short” positions) as recorded by the composite tape system or such principal exchange, as the case may be. Where the general partner determines that market prices or quotations do not fairly represent the value of a security in the investment fund’s portfolio (for example, if a security is a restricted security of a class that is publicly traded) the general partner may assign a different value. The general partner will determine the estimated fair value of any assets that are not publicly traded.

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

CLO Debt Securities

Investments in CLO debt securities are classified and accounted for according to their purpose and holding period. As of December 31, 2020 and 2019, all of the Company’s investments in CLO debt securities are classified as available-for-sale. Available-for-sale securities may be sold before maturity and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (“OCI”).

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

The Company evaluates the available-for-sale CLO debt securities for impairment quarterly. As part of the evaluation, the Company obtains the new cash flow projections for the CLO debt securities at period end and determines, based on those cash flows and other current information, if there has been a favorable or adverse change in the cash flows expected to be collected as compared to the projected cash flows from the prior period. An adverse change in cash flows is determined in the context of both the timing and the amount of the cash flows. An impairment would be recorded if the net present value of the cash flows of the investment is below the amortized cost basis of the investment and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an impairment, the amount of the impairment is recognized in revenues from principal transactions. The Company recorded $21.7 million of impairment on CLO debt securities for the year ended December 31, 2020 and $4.2 million for the year ended December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JMP Group LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of JMP Group LLC (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Investments – Level 3 Investments in Marketable Securities and Equity Investments

As described in Note 4 to the consolidated financial statements, approximately 22% of the Company’s $241 million total assets as of December 31, 2020 represents investments in level 3 Marketable Securities Owned and Equity Investments. The fair values of these investments, as disclosed by management, are determined in good faith by management.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in marketable securities and other investments is a critical audit matter are the significant judgment involved by management in determining the fair value of these level 3 investments, including the use of various valuation techniques and significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained relating to the valuation techniques and significant unobservable inputs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements and financial highlights. Our principle audit procedures included, among others:

(i) testing the completeness and mathematical accuracy of management’s valuations, including evaluating the appropriateness of management’s methodologies, evaluating the reasonableness of assumptions and significant unobservable inputs, and testing data inputs for completeness and accuracy and;

(ii) involving professionals with specialized skill and knowledge to assist in the assessment of the fair values, including reviewing management’s valuation methodologies and assumptions utilized in developing the estimate, or deriving an independent valuation and evaluating the reasonableness of management’s conclusions.

/s/ Marcum LLP

San Francisco, California

March 29, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JMP Group LLC:

Opinion on the Financial Statements

We have audited the consolidated statement of financial condition of JMP Group LLC and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year  ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2020

We served as the Company's auditor from 2001 to 2020.

JMP Group LLC

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$91,444	$49,630
Restricted cash	1,287	1,287
Investment banking fees receivable	13,676	9,066
Marketable securities owned (includes $5,696 and $0 pledged as collateral at December 31, 2020 and 2019, respectively)	55,494	73,101
Other investments (includes $17,611 and $14,206 measured at fair value at December 31, 2020 and 2019, respectively)	26,821	35,309
Loans held for investment, net of allowance for loan losses	994	1,210
Interest receivable	336	502
Fixed assets, net	3,118	4,267
Operating lease right-of-use asset	16,244	19,632
Deferred tax asset	17,895	-
Other assets	14,022	36,253
Total assets	$241,331	$230,257

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$-	$3,855
Accrued compensation	46,353	30,253
Interest payable	706	520
Note payable	10,610	6,812
Bond payable (net of debt issuance costs of $2,953 and $3,416 at December 31, 2020 and 2019, respectively)	80,912	82,584
Operating lease liability	21,130	25,394
Deferred tax liability	8,482	-
Other liabilities	10,730	19,478
Total liabilities	178,923	168,896

Commitments and Contingencies (Note 17)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized; 22,797,092 shares issued at December 31, 2020 and 2019; 19,789,821 and 19,509,349 shares outstanding at December 31, 2020 and 2019, respectively	23	23
Additional paid-in capital	134,065	133,894
Treasury shares at cost, 3,007,271 and 3,287,743 shares at December 31, 2020 and 2019, respectively	(13,478)	(14,872)
Accumulated other comprehensive loss	(369)	(4,769)
Accumulated deficit	(57,301)	(52,588)
Total JMP Group LLC shareholders' equity	62,940	61,688
Non-controlling Interest	(532)	(327)
Total equity	62,408	61,361
Total liabilities and equity	$241,331	$230,257

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019

Revenues
Investment banking	$100,384	$65,716
Brokerage	18,926	17,628
Asset management fees	8,320	7,427
Principal transactions	(18,528)	1,344
Loss on sale, payoff and mark-to-market of loans	-	(38)
Net dividend income	400	1,184
Other income	3,735	2,373
Non-interest revenues	113,237	95,634

Interest income	8,654	21,801
Interest expense	(6,977)	(16,458)
Net interest income	1,677	5,343

Gain (loss) on repurchase, reissuance or early retirement of debt	697	(458)
Provision for loan losses	(112)	(438)
Total net revenues after provision for loan losses	115,499	100,081

Non-interest expenses
Compensation and benefits	95,138	77,314
Administration	6,590	9,387
Brokerage, clearing and exchange fees	2,610	2,706
Travel and business development	1,252	5,240
Managed deal expenses	3,605	3,136
Communication and technology	4,394	4,390
Occupancy	4,785	5,229
Professional fees	3,658	4,359
Depreciation	1,500	1,203
Other	42	500
Total non-interest expenses	123,574	113,464
Net loss before income taxes	(8,075)	(13,383)
Income tax expense (benefit)	(3,284)	(6,827)
Net loss	(4,791)	(6,556)
Less: Net loss attributable to non-controlling interest	(94)	(7)
Net loss attributable to JMP Group LLC	$(4,697)	$(6,549)

Net loss attributable to JMP Group LLC per common share:
Basic	$(0.24)	$(0.32)
Diluted	$(0.24)	$(0.32)

Weighted average common shares outstanding:
Basic	19,613	20,189
Diluted	19,613	20,189

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	2020	2019

Net income (loss)	$(4,791)	$(6,556)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities, during the period, net of income tax provision (benefit) of ($4,165) and ($2,882)	(11,517)	(7,843)
Less: Reclassification adjustments for net (gains) losses on available-for-sale securities, net of income tax provision (benefit) of $5,784 and $1,130	15,917	3,074
Net other comprehensive income (loss), net of income tax provision (benefit) of $1,619 and ($1,752)	4,400	(4,769)
Comprehensive income (loss)	(391)	(11,325)
Less: Comprehensive income (loss) attributable to non-controlling interest	(94)	(7)
Comprehensive income (loss) attributable to JMP Group LLC	$(297)	$(11,318)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Equity

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net income (loss)		-	-	-	(4,697)	-	(94)	(4,791)
Additional paid-in capital - share-based compensation	-	-	-	171	-	-	-	171
Distribution equivalents declared on restricted share units	-	-	-	-	(16)	-	-	(16)
Purchases of shares of common shares for treasury	-	-	1,394	-	-	-	-	1,394
Distributions to non-controlling interest holders	-	-	-	-	-	-	(111)	(111)
Unrealized gain (loss) on available-for-sale securities, net of tax	-	-	-	-	-	4,400	-	4,400
Balance, December 31, 2020	22,797	$23	$(13,478)	$134,065	$(57,301)	$(369)	$(532)	$62,409

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Capital	Deficit	Loss	Interest	Total Equity
Balance, December 31, 2018	22,780	$23	$(7,932)	$134,129	$(42,513)	$-	$13,499	$97,206
Net income (loss)		-	-	-	(6,549)	-	(7)	(6,556)
Additional paid-in capital - share-based compensation	-	-	-	(216)	-	-	-	(216)
Distributions and distribution equivalents declared on common shares and restricted share units (1)	-	-	-	-	(3,526)	-	-	(3,526)
Purchases of shares of common shares for treasury	-	-	(9,134)	-	-	-	-	(9,134)
Reissuance of shares of common shares from treasury	-	-	2,194	(112)	-	-	-	2,082
Common shares issued	17	-		93		-	-	93
Distributions to non-controlling interest holders	-	-	-	-	-	-	(977)	(977)
Derecognition of non-controlling interest due to deconsolidation							(12,842)	(12,842)
Unrealized gain (loss) on available-for-sale securities, net of tax	-	-	-	-	-	(4,769)	-	(4,769)
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361

(1)	$3.5 million of distributions were dividends paid to shareholders and $0.1 million of distributions were dividend equivalents paid on restricted share units

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,791)	$(6,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	112	438
Loss on sale and payoff of loans and mark-to-market of loans	-	38
(Gain) loss on repurchase, reissuance or early retirement of debt	(697)	458
Change in other investments:
Income from investments in equity method investees	(1,183)	(1,557)
Gain on other investments	(3,319)	(1,781)
Depreciation and amortization	1,196	1,659
Share-based compensation expense	1,728	1,994
Gain on deconsolidation	-	(3,520)
Distributions of investment income from equity method investments	1,300	1,558
Deferred income tax expense (benefit)	3,348	-
Other, net	47	114
Net change in operating assets and liabilities:
Decrease (increase) in interest receivable	166	(5,029)
Increase in receivables	(4,610)	(2,419)
Decrease in marketable securities	23,632	16,131
Increase in other assets	(2,189)	(9,479)
Decrease in marketable securities sold, but not yet purchased	(3,855)	(771)
Increase (decrease) in interest payable	186	(4,063)
Increase (decrease) in accrued compensation	16,100	(11,089)
Decrease (increase) in other liabilities	(103)	4,983
Net cash provided by (used in) operating activities	27,068	(18,891)

Cash flows from investing activities:
Purchases of fixed assets	(355)	(1,388)
Purchases of other investments	(2,042)	(12,604)
Sales or distributions from other investments	14,979	10,400
Funding of loans collateralizing asset-backed securities issued	-	(35,153)
Funding of loans held for investment	-	(25,679)
Sale, payoff and principal receipts of loans collateralizing asset-backed securities issued	-	23,806
Sale, payoff and principal receipts on loans held for investment	126	7,941
Net decrease in cash and restricted cash due to deconsolidation of subsidiaries	-	(27,771)
Net cash provided by (used in) investing activities	12,708	(60,448)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from financing activities:
Repayment of bonds payable	-	(35,925)
Repurchase of bonds payable	(1,361)	-
Proceeds from bond issuance	-	36,000
Proceeds from drawdowns on line of credit and other borrowings	3,798	16,583
Repayment of note payable	-	(10,600)
Proceeds from drawdowns on CLO warehouse facilities	-	7,750
Payment of debt issuance costs	-	(1,887)
Repayment of asset-backed securities issued	-	(801)
Distributions and distribution equivalents paid on RSUs	(17)	(3,526)
Purchase of common shares for treasury	-	(8,615)
Distributions to non-controlling interest shareholders	(111)	(977)
Employee taxes paid on shares withheld for tax-withholding purposes	(270)	(554)
Net cash provided by (used in) financing activities	2,039	(2,552)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,815	(81,891)
Cash, cash equivalents and restricted cash, beginning of period	50,917	132,808
Cash, cash equivalents and restricted cash, end of period	$92,732	$50,917

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,978	$20,521
Cash (received) during the period for taxes, net of refunds	$(5,218)	$(2,485)

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$1,664	$2,194
Acquisition of equity securities in restructuring of loans	$-	$736
Leasehold improvement directly paid for by the lessor	$-	$1,890
Initial recognition of operating lease right-of-use assets	$-	$23,604
Initial recognition of operating lease right-of-use liabilities	$-	$29,278
Carrying value of noncash assets derecognized on deconsolidation of subsidiaries	$-	$1,226,848
Carrying value of noncash liabilities derecognized on deconsolidation of subsidiaries	$-	$1,161,933
Carrying value of non-controlling interest derecognized on deconsolidation of subsidiaries	$-	$12,842
Fair value of marketable securities recognized on deconsolidation of subsidiaries	$-	$76,879
Fair value of other investments recognized on deconsolidation of subsidiaries	$-	$7,516

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Recent Transactions

On January 4, 2021, the Company announced that JMP Group Inc. has given notice of its intention to redeem $10.0 million principal amount (400,000 Units) of the 2027 Notes which was completed on February 4, 2021 (the “Redemption Date”). As of January 4, 2021, $50.0 million in aggregate principal amount of the 2027 Notes were outstanding. The redemption is being made pursuant to the terms of the 2027 Notes and the indenture governing the 2027 Notes. The redemption price per 2027 Note will be $25 plus accrued and unpaid interest up to, but excluding, the Redemption Date. The redeemed 2027 Notes will be cancelled and not subject to reissuance.

On December 23, 2020, HCC and Portman Ridge Finance Corporation (“PTMN”) announced that they have entered into a definitive agreement under which HCC will merge with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. The parties currently expect the transaction to be completed in the second calendar quarter of 2021.  The Company’s partially-owned subsidiary HCAP Advisors provides investment advisory services to HCC.  In addition, the Company had investments in HCC common stock of $7.5 million as of December 31, 2020.  In connection with the above transaction, HCC stockholders will receive aggregate consideration equal to HCC’s net asset value at closing.  This consideration will be funded using PTMN shares (valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction) and, to the extent the required number of PTMN shares exceeds 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, cash consideration in the amount of such excess. As described below, HCAP stockholders will have an opportunity, subject to certain limitations, to elect to receive either cash or PTMN shares in consideration for their HCAP shares. Additionally, all HCAP stockholders will receive an additional cash payment from Sierra Crest of $2.15 million in the aggregate, or approximately $0.36 per share.

Deconsolidation

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which we are the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at December 31, 2020 and 2019 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company performs consolidation analyses on entities to identify variable interest entities (“VIEs”) and determine the appropriate accounting treatment. An entity is considered a VIE and, therefore, would be subject to the consolidation provisions of ASC 810-10-15 if, by design, equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. ASU 2015-2, Amendments to Consolidation Analysis, was issued February 2015, which amended the consolidation requirements in ASC 810, Consolidation. Under the amended guidance, an entity also is considered a VIE if it has equity investors who lack substantive participating or kick-out rights. VIEs are consolidated by their primary beneficiaries. When the Company enters into a transaction with a VIE, the Company determines if it is the primary beneficiary by determining whether it (a) has the power to direct the activities that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If determined to be the primary beneficiary, the Company consolidates the entity. The Company reconsiders the conclusion continually.

See Note 1, Organization and Description of a Business, for more information related to the deconsolidation of the CLOs and JMPCA in the first quarter of 2019.

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

Investment banking revenues

Investment banking revenues consist of underwriting revenues, strategic advisory revenues and private placement fees.  The Company generally does not incur costs to obtain contracts with customers that are eligible for deferral or receive fees prior to recognizing revenue related to investment banking transactions, and therefore, as of December 31, 2020, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

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

Private placement fees are related to non-underwritten transactions such as private placements of equity securities, private investments in public equity, Rule 144A private offerings and trust preferred securities offerings and are recorded on the closing date of the transaction. Unreimbursed expenses associated with strategic advisory and private placement transactions are recorded in the Statement of Operations within various expense captions excluding compensation expense. Client reimbursements for costs associated for private placement fees are recorded gross within Investment banking and various expense captions, excluding compensation. The Company typically receives payments on private placements transactions shortly after completion of the contract.

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

The Company generally does not incur any costs to obtain contracts with customers for brokerage revenues that are eligible for deferral or receive fees prior to recognizing revenue, and therefore, as of December 31, 2020, the Company did not have any contract assets or liabilities related to these revenues on its Statement of Financial Condition.

Asset Management Fees

Asset management fees include base management fees and incentive fees earned from managing our families of investment funds and other investment vehicles. The Company recognizes base management fees on a monthly basis over the period in which the investment management services are performed. Base management fees earned by the Company are generally based on the fair value of assets under management or aggregate capital commitments and the fee schedule for each fund and account. Base management fees for hedge funds and hedge funds of funds are calculated at the investor level using their quarter-beginning capital balance adjusted for any contributions or withdrawals. Base management fees for private equity funds are calculated at the investor level using their aggregate capital commitments during the commitment period, which is generally three years from first closing, and on invested capital after the commitment period. Base management fees for capital or private debt are calculated based on the average value of the gross assets at the end of the most recently completed calendar quarter. The Company also earns incentive fees for hedge funds and hedge funds of funds that are based upon the performance of investment funds and accounts. Such fees are either a specified percentage of the total investment return of a fund or account or a percentage of the excess of an investment return over a specified high-water mark or hurdle rate over a defined performance period. For most funds, the high-water mark is calculated using the greatest value of a partner’s capital account as of the end of any performance period, increased for contributions and decreased for withdrawals. Incentive fees are recognized as revenue at the end of the specified performance period, once the uncertainty regarding the variable consideration is removed. Generally, the performance period used to determine the incentive fee is quarterly for the hedge funds and annually for the hedge funds of funds. For these funds, the incentive fees are not subject to any contingent repayments to investors or any other clawback arrangements. Incentive fees for private equity funds and capital or private debt are based on a specified percentage of realized gains from the disposition of each portfolio investment in which each investor participates, and are earned by the Company after returning contributions by the investors for that portfolio investment and for all other portfolio investments in which each such investor participates that have been disposed of at the time of distribution. Some of these incentive fees are subject to contingent repayments to investors or clawback and cannot be recognized until it is probable that there will not be a significant reversal of revenue. Any such fees earned are deferred for revenue recognition until the contingency is removed or the Company determines that is not probable that a significant reversal of revenue would occur. Incentive fees recognized represent fees for which the contingency has been removed during the current or prior periods.

Principal transactions

Principal transaction revenues include realized and unrealized net gains and losses resulting from our principal investments in equity, CLO and other debt securities. Principal transaction revenues also include unrealized net gains and losses resulting from our principal investments in various investment funds managed by the Company or by third parties.

The Company's principal transaction revenues for these categories for the years ended December 31, 2020 and 2019 are as follows:

(In thousands)	Year Ended December 31,
	2020	2019

Equity and other securities excluding non-controlling interest	$113	$295
Warrants and other investments	(18,674)	944
Investment partnerships	33	105
Total principal transaction revenues	$(18,528)	$1,344

Gain and Loss on Sale, Payoff and Mark-to-Market of Loans

Gain and loss on sale, payoff and mark-to-market of loans consists of gains from the sale and payoff of loans collateralizing asset-backed securities (through March 2019) and loans held for investment. Gains are recorded when the proceeds exceed the carrying value of the loan.

Interest Income

Interest income primarily consists of interest income earned on loans collateralizing ABS issued (through March 2019), CLO debt securities and loans held for investment. Interest income on loans comprises the stated coupon as a percentage of the face amount receivable as well as accretion of purchase discounts and deferred fees. Interest income is recorded on the accrual basis in accordance with the terms of the respective loans unless such loans are placed on non-accrual status. Interest on CLO debt securities are recognized in interest income using the effective yield method.

Interest Expense

Interest expense primarily consists of interest expense incurred on asset-backed securities issued (through March 2019), notes payable, CLO warehouse credit facilities (through March 2019), lines of credit, bonds payable, and the amortization of bond issuance costs. Interest expense on asset-backed securities issued is the stated coupon as a percentage of the principal amount payable adjusted for amortization of any discounts. Interest expense is recorded on the accrual basis in accordance with the terms of the respective debt instruments.

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

Restricted Cash and Deposits

Restricted cash consisted of security deposits for operating leases at December 31, 2020 and 2019. As of December 31, 2020, we had net liquid assets of $108.0 million consisting of cash and cash equivalents, receivable from clearing broker, marketable securities owned, investment banking fee receivable, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit and internally generated cash from operations. Most of our financial instruments, other than certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Investment Banking Fees Receivable

Investment banking fees receivable includes receivables relating to the Company’s investment banking or advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. Investment banking fees receivable which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for doubtful accounts related to investment banking fees receivable was zero as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 4, Fair Value Measurements, for the disclosures related to the fair value of our marketable securities and other investments.

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

The Company uses the fair value option which allows an entity to report selected financial assets and financial liabilities at fair value. The fair value of those assets and liabilities for which the fair value option has been chosen is reflected on the face of the balance sheet. Subsequent changes in fair value are recorded in the Consolidated Statements of Operations. The Company elected to apply the fair value option to the investments in HCC common stock, its investment in MPCF, and its investments in private equity and debt funds. The primary reason for electing the fair value option was to measure these gains on our investments on the same basis as our other equity securities, all of which are stated at fair value. The gains/losses on the investments that result from the election of the fair value option are reported in Principal Transactions in the Consolidated Statements of Operations.

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

CLO Debt Securities

Investments in CLO debt securities are classified and accounted for according to their purpose and holding period. As of December 31, 2020 and 2019, all of the Company's investments in CLO debt securities were classified as available-for-sale securities, as the Company may sell those securities before maturity. The CLO debt securities are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income ("OCI").

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

The Company evaluates the available-for-sale CLO debt securities for impairment quarterly. As part of the evaluation, the Company obtains the new cash flow projections for the CLO debt securities at period end and determines, based on those cash flows and other current information, if there has been a favorable or adverse change in the cash flows expected to be collected as compared to the projected cash flows from the prior period. An adverse change in cash flows is determined in the context of both the timing and the amount of the cash flows. An impairment would be recorded if the net present value of the cash flows of the investment is below the amortized cost basis of the investment and the Company does not expect to recover the amortized cost basis before the security is expected to be sold or the security matures, whichever comes first. Should the Company determine that there is an impairment, the amount of the impairment is recognized in revenues from principal transactions. The Company recorded -$21.7 million of impairment on CLO debt securities for the year ended December 31, 2020 and -$4.2 million for the year ended December 31, 2019.

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

Income Taxes

As of January 31, 2019, the Company filed an election with the U.S. Internal Revenue Service to be treated as a C corporation for tax purposes, rather than a partnership, going forward. The election was approved and became retroactively effective as of January 1, 2019.

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

Share-based compensation includes restricted share units ("RSUs"), share appreciation rights, and share options granted under the Company’s Equity Incentive Plan.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption did not materially impact the Company’s consolidated financial statements or its disclosures.

 Accounting Standards to be Adopted in Future Periods

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), with subsequent amendments to clarify the guidance, provide transitional relief provisions and minor updates to the original ASU. ASU 2016-13 replaces the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period the guidance is effective for. As a result of one of the amendments to ASU 2016-13, the new guidance will be effective for public business entities that meet the definition of a smaller reporting company for fiscal years and all interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not plan to early adopt this standard, but continues to work through implementation and does not expect the impact to be material.

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

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company's consolidated financial statements.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,444	$91,444	$-	$-	$91,444
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	55,494	7,491	-	48,003	55,494
Equity investments	6,457	-	2,251	4,206	6,457
Other investments measured at net asset value (1)	11,155	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	994	-	-	994	994
Total assets:	$169,243	$100,222	$2,251	$55,615	$158,088

Liabilities:
Notes payable	$10,610	$-	$5,983	$4,627	$10,610
Bond payable	80,912	-	79,472	-	79,472
Total liabilities:	$91,522	$-	$85,455	$4,627	$90,082

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

(2)	Included in Other Assets on the Consolidated Statements of Financial Condition.

	December 31, 2019
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,630	$49,630	$-	$-	$49,630
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	73,101	15,245	-	57,856	73,101
Equity investments	3,956	-	-	3,956	3956
Other investments measured at net asset value (1)	10,250	-	-	-	0
Loans held for sale	2,412	-	-	2,476	2,476
Loans held for investment, net of allowance for loan losses	1,210	-	-	1,087	1,087
Total assets:	$141,846	$66,162	$-	$65,375	$131,537

Liabilities:
Marketable securities sold, but not yet purchased	$3,855	$3,855	$-	$-	$3,855
Notes payable	6,812	-	5,983	829	6812
Bond payable	82,584	-	84,821	-	84,821
Total liabilities:	$93,251	$3,855	$90,804	$829	$95,488

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at December 31, 2020 and 2019:

(In thousands)		December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$55,494	$7,491	$-	$48,003	$55,494
Other investments:
Equity investments	6,457	-	2,251	4,206	6,457
Investments in other funds managed by the Company (1)	4,943	-	-	-	-
Limited partnership in investments in private equity/ real estate funds (1)	6,212	-	-	-	-
Total other investments	17,611	-	2,251	4,206	6,457
Total assets:	$73,105	$7,491	$2,251	$52,209	$61,951

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

As of December 31, 2020 and 2019, marketable securities was comprised of U.S. listed equity securities and CLO debt securities. As of December 31, 2019, marketable securities sold, but not yet purchased, was primarily comprised of U.S. listed equity securities. As of December 31, 2020, marketable securities sold, but not yet purchased, were zero.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $3.5 million and $3.8 million as of December 31, 2020 and 2019 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2020 and 2019.

The Company’s Level 2 assets held in other investments as of December 31, 2020 consist of investments in hedge funds managed by HCS and publicly traded stocks. The carrying value of investments in hedge funds are calculated using the equity method and approximates fair value. Earnings or losses attributable to these investments are recorded in principal transactions. These assets are considered Level 2 as the underlying hedge funds are mainly invested in publicly traded stocks whose value is based on quoted market prices. The Company’s proportionate share of those investments is included in the tables above.

As of December 31, 2020, the Company also owns securities in two public companies subject to restrictions on transfer or sale and is therefore recorded as Level 2 assets.

The investments in private equity funds managed by HCS and real estate funds managed by JMPAM are recognized using the fair value option. The Company uses the reported net asset value per share as a practical expedient to estimate the fair value of the funds. The risks associated with these investments are limited to the amounts of invested capital, remaining commitment and any management and incentive fees receivable.

The Company determined the fair value of short-term debt, which consists of notes payable to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

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

For the year ended December 31, 2020 and 2019, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO junior subordinated notes	CLO senior subordinated notes	Equity Investment	Total
Balance as of December 31, 2018	$-	$-	$57	$57
Fair value at recognition date	67,589	9,289	3,568	80,446
Purchases	-	-	182	182
Investment distributions	(6,102)	(883)	-	(6,985)
Accrued interest	7,094	103	-	7,197
Unrealized gains (losses) on investments, recognized in earnings	(4,204)	-	305	(3,899)
Unrealized losses on investments, recognized in OCI	(6,521)	-	-	(6,521)
Realized losses on sales, recognized in earnings	-	(112)	(156)	(268)
Sales	-	(8,397)	-	(8,397)
Balance as of December 31, 2019	$57,856	$-	$3,956	$61,812
Investment distributions	(2,330)	-	-	(2,330)
Accrued interest	8,155	-	-	8,155
Unrealized gains (losses) on investments, recognized in earnings	(21,703)	-	249	(21,454)
Unrealized gains on investments, recognized in OCI	6,025	-	-	6,025
Balance as of December 31, 2020	$48,003	$-	$4,205	$52,208

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the discounted cash flow approach. The significant unobservable inputs used in the fair value of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing these investments. During the year ended December 31, 2020 and during the fourth quarter of 2019, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows, primarily due to an increase in estimated credit losses in the CLO portfolios.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
CLO debt securities	Discounted cash flows	Discount rate	17.5% (N/A)	17.5% (N/A)	$48,003	$57,856
		Default rate	2.0% (N/A)	2.0% (N/A)
		Severity rate	25.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (18.5%)	25.0% (N/A)
		Collateral liquidation price	98.0%-99.0% (98.8%)	98.0%-99.0% (98.7%)
Equity investment	Discounted cash flows	Credit factor	20% (N/A)	20% (N/A)	$3,378	$3,550
		Discount rate	16% (N/A)	17.7% (N/A)
	Market	EBITDA multiple	12.0x (N/A)	N/A	$828	$-

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets and were $2.4 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities in an unrealized position as of December 31, 2020 and 2019:

	December 31, 2020					December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO debt securities	$48,499	$-	$(496)	$48,003	3	$64,377	$-	$(6,521)	$57,856	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of December 31, 2020:

(In thousands)	December 31, 2020		December 31, 2019
	Available-for-Sale		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 5 years	$9,109	$8,245	$-	$-
5-10 years	39,390	39,758	38,451	33,877
More than 10 years	-	-	25,926	23,979
Total	$48,499	$48,003	$64,377	$57,856

In July 2020, the Company entered into a Seventh Amendment to its Credit Facility with CNB, that among other things, requires the Company maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 9, Loans, for more information on the Seventh Amendment.

6. Loans

Loans Collateralizing Asset-Backed Securities issued (through March 2019)

During the period ended March 31, 2019, the Company deconsolidated its investments in the CLOs and as a result, no longer has loans collateralizing ABS on its Consolidated Statements of Financial Condition and therefore there is no activity following this date. See Note 1, Organization and Description of Business, for additional information on deconsolidation.

A summary of the activity in the allowance for loan losses for the years ended December 31, 2019 is as follows:

(In thousands)	Year Ended December 31,
	2019
	Impaired	Non-Impaired
Balance at beginning of period	$(836)	$(9,751)
Charge off	181	-
Derecognition due to deconsolidation	655	9,751
Balance at end of period	$-	$-

Loans Held for Investment

As of December 31, 2020 and 2019, the number of loans held for investment was two and four, respectively. The Company reviews the credit quality of these loans within this portfolio segment on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

There were no loans past due as of December 31, 2020 and 2019. A summary of activity in loan losses for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	Year Ended December 31,
	2020	2019
Balance, at beginning of the period	$-	$(218)
Provision for loan losses	(112)	(438)
Charge off	112	218
Reversal of provision due to restructure of loan	-	438
Balance, at end of the period	$-	$-

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of December 31, 2020 and 2019, zero of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

During the year ended December 31, 2020 and 2019, the Company recorded $0.1 million and $0.4 million of impairment, respectively, on the $1.0 million loans evaluated for impairment.

The Company had zero and two troubled debt restructurings during the years ended December 31, 2020 and 2019, respectively.

7. Fixed Assets

At December 31, 2020 and 2019, fixed assets consisted of the following:

(In thousands)	As of December 31,
	2020	2019
Furniture and fixtures	$2,750	$2,675
Computer and office equipment	5,617	5,499
Leasehold improvements	9,879	9,739
Software	601	601
Less: accumulated depreciation	(15,729)	(14,247)
Total fixed assets, net	$3,118	$4,267

Depreciation expense was $1.5 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

8. Other Assets and Other Liabilities

At December 31, 2020 and 2019, other assets and other liabilities consisted of the following:

(In thousands)	As of December 31,
	2020	2019
Accounts receivable	$4,333	$7,053
Prepaid expenses	6,954	5,152
Deferred tax asset (2)	-	21,406
Loans held for sale (1)	2,412	2,412
Other assets	323	230
Total other assets	$14,022	$36,253

(1) Loans held for sale are carried at the lower of cost or fair value less cost to sell.

(In thousands)	As of December 31,
	2020	2019
Accounts payable & accrued liabilities	$6,726	$5,015
Deferred compensation liabilities	3,621	2,517
Deferred tax liability (2)	-	8,645
Other liabilities	383	3,301
Total other liabilities	$10,730	$19,478

(2) Deferred tax asset and liability have been presented as their own caption on the balance sheet and are therefore not included in other assets and other liabilities as of December 31, 2020.

9. Debt

Bond Payable

(In thousands)	December 31, 2020	December 31, 2019
7.25% Senior Notes due 2027	$50,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$86,000	$86,000
Less: Debt issuance costs	(2,953)	(3,416)
Less: Senior Notes repurchased (1)	(2,135)	-
Total bond payable, net	$80,912	$82,584

(1)	In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which is included in “Gain on repurchase, reissuance or early retirement of debt” on the Consolidated Statements of Operations.

On September 26, 2019, the Company issued $36.0 million of 6.875% senior notes (the “2029 Senior Notes”). The 2029 Senior Notes will mature on September 30, 2029, may be redeemable in whole or in part at any time or from time to time at JMP Group LLC’s option on or after September 30, 2021, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The notes bear interest at a rate of 6.875% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, and commencing on December 30, 2019.

The 7.25% senior notes due 2027 (the “2027 Senior Notes”) and the 2029 Senior Notes (collectively with the 2027 Senior Notes the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both December 31, 2020 and 2019, the Company was in compliance with the debt covenants in the indentures.

The future scheduled principal payments of the bond payable as of December 31, 2020 are as follows:

(In thousands)
2021	$-
2022	-
2023	-
2024	-
2025	-
Thereafter	86,000
Total	$86,000

Note Payable, Lines of Credit and CLO Warehouse Credit Facility

(In thousands)	Outstanding Balance
	December 31, 2020	December 31, 2019
$25 million, JMP Holding credit agreement through December 31, 2020	$5,983	$5,983
Paycheck Protection Program (the "PPP") loan	3,798	-
Note payable to an affiliate (Note 18)	829	829
Total note payable, lines of credit, and credit facilities	$10,610	$6,812

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of December 31, 2020, the Borrowing Base exceeded $25 million.

The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2022 bears interest at a rate of LIBOR plus 225 bps.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital.

As of December 31, 2020 and 2019, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. As of December 31, 2020 and December 30, 2019, the Company was in compliance with the covenants under the Credit Agreement.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit (the "Line of Credit") with CNB to be used for regulatory capital purposes during its securities underwriting activities. On June 30, 2021, any outstanding amount under the Line of Credit will convert to a term loan maturing on June 30, 2022. There was no borrowing on this Line of Credit as of December 31, 2020 and 2019. Borrowings under the Line of Credit will bear interest at a rate to be agreed upon at the time of advance between the Company and CNB.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including providing loans to qualifying companies, under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”). On April 17, 2020, JMP Securities entered into a promissory note (the “PPP Loan”) with CNB as the lender (the “Lender”), pursuant to which the Lender agreed to loan the Company $3.8 million. The proceeds of the PPP Loan were available to be used to pay for payroll costs, rent and other eligible costs. As of December 31, 2020, the Company has used all of the PPP Loan proceeds for eligible costs and expects to apply for forgiveness.

The PPP Loan bears interest at the rate of 1% per annum. To the extent that amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments. No payments are required until the date the SBA makes a determination on the amount of loan forgiveness. If not forgiven, the PPP Loan matures in June 2022. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Loan.

10. Leases

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

For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. As of December 31, 2020, the weighted-average remaining lease term and discount rate for the Company's operating leases were as follows:

Year Ended December 31, 2020
Weighted-average remaining lease term
Operating leases	4.36
Weighted-average discount rate
Operating leases	5.94%

The Company leases office space in California, Illinois, Georgia (through March 19, 2019), Massachusetts, Minnesota, Florida, and New York under various operating leases.  Occupancy expense was $4.8 million and $5.2 million for the year ended December 31, 2020 and 2019, respectively.

The California, Illinois, Minnesota and New York leases included a period of free rent at the start of the lease. Rent expense is recognized over the entire lease period. The aggregate minimum future lease payments of these leases are:

(In thousands)	Minimum Future Lease Commitments
Year Ending December 31,
2021	$5,486
2022	5,416
2023	5,659
2024	4,225
2025	2,458
Thereafter	-
Total minimum future lease payments	23,244
Amounts representing interest	(2,114)
Present value of net future minimum lease payments	$21,130

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities	$6,533
Operating leases	$6,533

 11. Shareholders’ Equity

Distributions on Common Shares

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

Share Repurchase Program

On February 17, 2017, our board of directors authorized the repurchase of up to 1,000,000 shares through December 31, 2018. Such authorization was extended multiple times through June 30, 2019.  During the six month period ended June 30, 2019, the Company repurchased 318,826 of the Company’s shares, at an average price of $4.09 per share, for an aggregate purchase price of $1.3 million on the open market. The Company terminated its repurchase program effective May 8, 2019, prior to the launch of a self-tender offer.

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

12. Share-Based Compensation

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

The following table summarizes the share-based compensation expense for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019
Restricted stock unit awards	$1,184	$1,994
Stock option awards	543	-
Share-based compensation expense	$1,728	$1,994

Share Options

The following table summarizes the share option activity for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Shares Subject	Weighted Average	Shares Subject	Weighted Average
	to Option	Exercise Price	to Option	Exercise Price
Balance, beginning of year	-	$-	1,300,000	$6.85
Granted	2,400,000	3.04	-	-
Forfeited	(400,000)	3.04	(1,300,000)	6.85
Balance, end of period	2,000,000	$3.04	-	$-

Options exercisable at end of period	-	$-	-	$-

The following table summarizes the share options outstanding as well as share options vested and exercisable as of December 31, 2020 and 2019:

December 31, 2020
	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
3.04	2,000,000	4.10	$ 3.04	$ 1,620,000	-	-	$ -	$ -

The Company recognizes share-based compensation expense for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of December 31, 2020, there was $0.65 million in unrecognized compensation expense related to share options.

There were no share options exercised during the years ended December 31, 2020 and December 31, 2020. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during both years.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

On February 5, 2020, the Company granted approximately 77,000 RSUs to certain employees of the Company as part of the 2019 deferred compensation program. 50% of these units vested on December 1, 2020 and the remaining 50% will vest on December 1, 2021, subject to the grantees’ continued employment through such dates. On the same date, February 5, 2020, the Company granted approximately 122,000 RSUs to its independent directors, 25% of these units vested on April 1, 2020, July 1, 2020, October 1, 2020 and January 1, 2021, respectively.

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

The following table summarizes RSU activity for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Restricted	Weighted Average	Restricted	Weighted Average
	Share Units	Grant Date Fair Value	Share Units	Grant Date Fair Value

Balance, beginning of year	387,006	$3.97	297,639	$4.79
Granted	201,804	2.98	572,695	4.06
Vested	(368,601)	3.82	(483,328)	4.58
Balance, end of period	220,209	$3.32	387,006	$3.97

The aggregate fair value of RSUs vested during the years ended December 31, 2020 and 2019 were $1.4 million and $2.2 million, respectively. The income tax benefits realized from the vested RSUs were $0.3 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

The Company recognizes compensation expense for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

For the years ended December 31, 2020 and 2019, the Company recognized income tax benefits of $0.3 million and $0.5 million, respectively, related to the compensation expense recognized for RSUs. As of December 31, 2020 and 2019, there was $0.3 million and $0.8 million, respectively, of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.3 years and 1.75 years, respectively.

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

The following table summarizes the SARs activity for the years ended December 31, 2019:

	Year Ended December 31,
	2019
	Share Appreciation	Weighted Average
	Rights	Exercise Price
Balance, beginning of year	2,485,000	$7.33
Expired	(2,485,000)	$7.33
Balance, end of period	-	$-

The Company recognizes compensation expense for SARs over the vesting period. On December 31, 2020 and 2019, all of the SARs expired. For the years ended December 31, 2020 and 2019, the Company recorded no compensation or income tax benefit related to SARs.

As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to SARs. In addition, no SARs were exercised during the years ended December 31, 2020 and 2019; as a result, the Company did not recognize any current income tax benefits from the exercise of SARs in both years.

13. Net Income (Loss) per Common Share

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

The computations of basic and diluted net loss per share for the years ended December 31, 2020 and 2019 are shown in the tables below:

(In thousands, except per share data)	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to JMP Group LLC	$(4,697)	$(6,549)

Denominator:
Basic weighted average shares outstanding	19,613	20,189

Effect of potential dilutive securities:
Restricted share units	-	-

Diluted weighted average shares outstanding	19,613	20,189

Net loss per share
Basic	$(0.24)	$(0.32)
Diluted	$(0.24)	$(0.32)

Share options to purchase 2,000,000 and 1,300,000 of common shares for both years ended December 31, 2020 and 2019, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 347,106 and 579,341 common shares for the years ended December 31, 2020 and 2019, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Due to the net loss for the years ended December 31, 2020 and 2019, all of the share options and RSUs outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

14. Revenue from contracts with customers

The following tables represent the Company's total revenues from contracts with customers, disaggregated by major business activity, for the years ended December 31, 2020 and 2019, respectively.

(in thousands)	Year Ended December 31, 2020

	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$59,936	$-	$-	$59,936
Strategic advisory and private placements	40,449	-	-	40,449
Total investment banking revenues	100,384	-	-	100,384
Commissions	14,391	-	-	14,391
Research payments	4,925	-	-	4,925
Net trading losses	(391)	-	-	(391)
Total brokerage revenues	18,926	-	-	18,926
Base management fees	-	6,704	-	6,704
Incentive management fees	-	1,616	-	1,616
Total asset management fees	-	8,320	-	8,320
Total revenues from contracts with customers	$119,310	$8,320	$-	$127,630

(in thousands)	Year Ended December 31, 2019

	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$42,236	$-	$-	$42,236
Strategic advisory and private placements	23,480	-	-	23,480
Total investment banking revenues	65,716	-	-	65,716
Commissions	12,062	-	-	12,062
Research payments	5,671	-	-	5,671
Net trading losses	(105)	-	-	(105)
Total brokerage revenues	17,628	-	-	17,628
Base management fees	-	7,573	(1,083)	6,490
Incentive management fees	-	937	-	937
Total asset management fees	-	8,510	(1,083)	7,427
Total revenues from contracts with customers	$83,344	$8,510	$(1,083)	$90,771

15. Employee Benefits

The Company sponsors a 401(k) defined contribution plan for the benefit of all employees at their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions for participating employees up to a certain percentage of the employee contributions. Matching contributions totaled approximately $1.4 million for both the years ended December 31, 2020 and 2019. Benefits under this plan are available to all employees, and employees are fully vested in the employer contribution upon receipt.

16. Income Taxes

As of January 1, 2019, JMP Group LLC is taxed as a corporation for United States federal income tax purposes. Taxable income is derived from investment activities that are taxed at a U.S. federal and state corporate rate, along with the Company’s corporate subsidiaries.

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2020 and 2019 are as follows:

(In thousands)	Year Ended December 31,
	2020	2019
Federal	$(2,007)	$248
State	44	45
Total current income tax expense (benefit)	(1,963)	293

Federal	(1,504)	(5,487)
State	183	(1,633)
Total deferred income tax expense (benefit)	(1,321)	(7,120)
Total income tax expense (benefit)	$(3,284)	$(6,827)

As of December 31, 2020 and 2019, the components of deferred tax assets and liabilities have been recorded in other assets and other liabilities in the Statements of Financial Condition and are as follows:

(In thousands)	As of December 31,
	2020	2019
Deferred tax assets:
Equity based compensation	$141	$59
Interest expense limitation	1,045	59
Reserves and allowances	133	222
California Enterprise Zone credit	304	304
Federal and other state net operating loss	1,426	4,928
Accrued compensation and related expenses	1,671	2,502
Deferred compensation	919	636
Available for sale securities	128	1,752
Investment in partnerships	2,217	1,922
Tax basis difference - CLOs	4,453	1,689
Lease liability	5,455	6,823
Other	3	510
Total deferred tax assets	17,895	21,406
Deferred tax liabilities:
Investment in partnerships	(2,458)	(1,772)
Net unrealized gains on investments	-	(457)
Right of use assets	(4,194)	(5,275)
Other	(1,830)	(1,141)
Total deferred tax liabilities	(8,482)	(8,645)

Net deferred tax asset before valuation allowance	9,413	12,761

Valuation allowance	-	-
Net deferred tax assets	$9,413	$12,761

As of December 31, 2020, the Company has federal and various state (post-apportioned) net operating losses of $3.0 million and $17.2 million, respectively. The federal net operating losses have no expiration date and the various state net operating losses will begin to expire in 2034. The Company also has tax credits generated under the California Enterprise Zone Program totaling $0.3 million which expire between 2023 and 2026. Management believes that the federal and state deferred tax assets will be realized based on positive evidence of significant reversing taxable temporary differences and forecasted income over the next few years.

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Tax at federal statutory tax rate	21.00%	21.00%
State income tax, net of federal tax benefit	(3.02)%	11.78%
Non-CLO non-controlling interest	(0.24)%	(0.01)%
Adjustment for permanent items (Other)	(1.20)%	(1.27)%
Adjustment for prior year taxes	(0.05)%	(0.36)%
Adjustment for change in tax status	0.00%	25.01%
Net operating loss carryback rate impact	25.11%	0.00%
Equity compensation shortfall	(0.92)%	(5.12)%
Effective tax rate	40.68%	51.03%

The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2020 is primarily attributable to the net operating loss carryback that was created in prior year which was subsequently carried back to offset years with taxable income that was derived from a different corporate tax rate, as permitted by the CARES Act.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates; with the limited exception of certain jurisdictions which do not have a significant adverse effect on the Company’s overall tax exposure. The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. The Company filed income tax returns with the federal government and various state and local income tax examinations for years prior to 2020. The Company filed income tax returns with the federal government and various state and local jurisdictions. As of December 31, 2020, there is no material state exposure.

17. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels.  At both December 31, 2020 and 2019, JMP Securities had no open underwriting commitments.

The marketable securities owned and the restricted cash, as well as the cash held by the clearing broker may be used to maintain margin requirements. The Company had $0.5 million and $0.3 million of cash on deposit with JMP Securities’ clearing broker at December 31, 2020 and 2019, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend as of December 31, 2020 and 2019.

18. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $42.3 million and $16.9 million, which were $40.6 million and $15.5 million in excess of the required net capital of $1.7 million and $1.4 million at December 31, 2020 and 2019, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.62 to 1 and 1.25 to 1 at December 31, 2020 and 2019,

respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

19. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of December 31, 2020 and 2019, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $17.3 million for both periods which consisted of investments in hedge and other private funds of $9.8 and 8.6 million, respectively and an investment in HCC common stock of $7.5 million and $8.7 million, respectively. Base management fees earned from these affiliated entities were $6.7 million and $6.5 million for the years ended December 31, 2020 and 2019. Also, the Company earned incentive fees of $1.6 million and $0.9 million, from these affiliated entities for the years ended December 31, 2020 and 2019, respectively.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million, at an interest rate of 15% per year. In October 2019, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of December 31, 2020 and December 31, 2019, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of the loan was $2.4 million and $2.5 million as of December 31, 2020 and December 31, 2019, respectively, using the bid price.

On November 20, 2017, the Company entered into a purchase agreement with the same registered investment advisor for the purchase of 24.9% ownership of the entity. The Company recognized its investment using the equity method, with related gains recognized in other income. The company recognized $0.6 million in other income for the year ended December 31, 2020.  As of December 31, 2020 the investment balance is $4.5 million.

20. Litigation

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

JMP Securities has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ indemnification obligations to its clearing brokers have no maximum amount. All unsettled trades at December 31, 2020 and 2019 have subsequently settled with no resulting material liability to the Company. For the year ended December 31, 2020 and 2019, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of December 31, 2020 and 2019.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. The Company had no material unfunded commitments to lend to a borrower as of December 31, 2020 and 2019.

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

Management uses operating net income, a Non-GAAP financial measure, as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense recognized during the period, (ii) recognizes 100% of the share-based compensation expense in the period the award was granted, instead of recognizing it over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants; (vi) reverses any impairment of CLO debt securities recognized in principal transactions, (vii) reverses one-time transaction costs related to the refinancing or repurchase of debt; (viii) reverses a charge recorded in connection with severance costs deriving from a strategic restructuring and reduction in headcount in September 2020; (ix) a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC; and (x) presents revenues and expenses on a basis that deconsolidates the CLOs (through March 31, 2019) and removes any non-controlling interest in consolidated but less than wholly owned subsidiaries. In management's view of the Company's performance, these charges may obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results from period to period.

Segment Operating Results

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Year Ended December 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$100,384	$-	$-	$-	$-	$-	$100,384	$-		$100,384
Brokerage	18,926	-	-	-	-	-	18,926	-		18,926
Asset management related fees	180	9,264	1,462	10,726	-	(149)	10,757	(2,437)	(a)	8,320
Principal transactions	1,491	-	4,706	4,706	-	-	6,197	(24,725)	(b)	(18,528)
Net dividend income	-	-	539	539	-	-	539	(139)	(c)	400
Other income	-	-	-	-	-	-	-	3,735	(a)	3,735
Net interest income	-	-	1,780	1,780	-	-	1,780	(103)	(c)	1,677
Gain (loss) on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d)	697
Provision for loan losses	-	-	(113)	(113)	-	-	(113)	1		(112)
Total net revenues	120,981	9,264	9,160	18,424	-	(149)	139,256	(23,757)		115,499

Non-interest expenses	102,888	8,983	928	9,911	9,637	(149)	122,287	1,287	(e)	123,574

Operating income (loss) before taxes	18,093	281	8,232	8,513	(9,637)	-	16,969	(25,044)		(8,075)

Income tax expense (benefit)	4,696	72	2,148	2,220	(2,505)	-	4,412	(7,696)	(f)	(3,284)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(94)	(a),(c),(e)	(94)

Operating net income (loss)	$13,397	$209	$6,084	$6,293	$(7,133)	$-	$12,558	$(17,254)	(g)	$(4,697)

	As of December 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$90,604	$13,701	$75,654	$89,354	$147,196	$(85,822)	$241,331	$-	$241,331

(a)

Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.

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
(e)

Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, one-time charge recorded in connection with severance costs deriving from strategic restructuring and reduction of headcount, and expenses attributable to non-controlling interests.

(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Year Ended December 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$65,716	$-	$-	$-	$-	$-	$65,716	$-		$65,716
Brokerage	17,628	-	-	-	-	-	17,628	-		17,628
Asset management related fees	20	8,691	989	9,680	-	(1,140)	8,560	(1,133)	(a)	7,427
Principal transactions	-	-	8,465	8,465	-	-	8,465	(7,121)	(b)	1,344
Gain on sale, payoff, and mark-to-market of loans	-	-	(39)	(39)	-	-	(39)	1		(38)
Net dividend income	-	-	1,337	1,337	-	-	1,337	(153)	(c)	1,184
Other income	-	-	-	-	-	-	-	2,373	(a)	2,373
Gain (loss) on repurchase. reissuance or early retirement of debt	-	-	-	-	-	-	-	(458)	(d)	(458)
Provision for loan losses	-	-	(438)	(438)	-	-	(438)	-		(438)
Net interest income	-	-	5,317	5,317	-	-	5,317	26	(c)	5,343
Total net revenues	83,364	8,691	15,631	24,322	-	(1,140)	106,546	(6,465)		100,081

Non-interest expenses	90,066	9,352	2,351	11,703	7,067	(1,140)	107,696	5,768	(e)	113,464

Operating income (loss) before taxes	(6,702)	(661)	13,280	12,619	(7,067)	-	(1,150)	(12,233)		(13,383)

Income tax expense (benefit)	(1,742)	(172)	3,432	3,260	(1,817)	-	(299)	(6,528)	(f)	(6,827)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(7)	(a),(c),(e)	(7)

Operating net income (loss)	$(4,960)	$(489)	$9,848	$9,359	$(5,250)	$-	$(851)	$(5,698)	(g)	$(6,549)

	As of December 31, 2019
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$62,425	$12,281	$84,003	$96,284	$234,443	$(162,895)	$230,257	$-	$230,257

(a)

Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.

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

23. Summarized financial information for equity method investments

The Company had a significant investment in real estate entities as of December 31, 2020 and 2019. Summarized combined consolidated financial information as of and for the years ended December 31, 2020 and 2019, is presented as follows:

	As of December 31,
(In thousands)	2020	2019
Real estate properties, net	$986,088	$1,005,927
Total assets	$1,112,789	$1,137,263

Mortgages payable, net	$1,290,270	$1,281,738
Total liabilities	$1,330,237	$1,318,941

Total owners' deficit	$(217,448)	$(181,678)
Total liabilities and owners' deficit	$1,112,789	$1,137,263

	Year Ended December 31,
(In thousands)	2020	2019
Total revenues	$193,324	$194,428
Net loss	$(8,554)	$(18,001)

24. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. In the first quarter of 2019, the Company deconsolidated its CLOs from its Consolidated Statements of Financial Condition but retained an ownership investment in the CLOs. As the CLOs are VIEs, the CLOs are presented in the nonconsolidated VIE table as of December 31, 2020 and 2019. See Note 1, Organization and Description of a Business, for additional information on deconsolidation of the CLOs. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	December 31, 2020				December 31, 2019
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$52,714	$-	$52,714	$1,169,243	$73,266	$-	$73,266	$1,439,442
Fund investments	10,765	311	14,311	465,365	10,396	207	14,196	346,206
Other investments	4,404	25	4,404	1,172,018	4,424	95	4,424	1,140,128
Total	$67,883	$336	$71,429	$2,806,626	$88,086	$302	$91,886	$2,925,776

25. Subsequent Events

The Company has performed an evaluation of subsequent events through March 29, 2021, which is the date the financial statements were issued.

On January 4, 2021, the Company announced that JMP Group Inc. has given notice of its intention to redeem $10.0 million principal amount (400,000 Units) of the 2027 Notes on February 4, 2021 (the “Redemption Date”). As of January 4, 2021, $50.0 million in aggregate principal amount of the 2027 Notes were outstanding. The redemption is being made pursuant to the terms of the 2027 Notes and the indenture governing the 2027 Notes. The redemption price per 2027 Note will be $25 plus accrued and unpaid interest up to, but excluding, the Redemption Date. The redeemed 2027 Notes will be cancelled and not subject to reissuance.

On December 23, 2020, HCC and Portman Ridge Finance Corporation (“PTMN”) announced that they have entered into a definitive agreement under which HCC will merge with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. The parties currently expect the transaction to be completed in the second calendar quarter of 2021. The Company’s partially-owned subsidiary HCAP Advisors provides investment advisory services to HCC.  In addition, the Company had investments in HCC common stock of $7.5 million as of December 31, 2020.  In connection with the above transaction, HCC stockholders will receive aggregate consideration equal to HCC’s net asset value at closing.  This consideration will be funded using PTMN shares (valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction) and, to the extent the required number of PTMN shares exceeds 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, cash consideration in the amount of such excess. As described below, HCAP stockholders will have an opportunity, subject to certain limitations, to elect to receive either cash or PTMN shares in consideration for their HCAP shares. Additionally, all HCAP stockholders will receive an additional cash payment from Sierra Crest of $2.15 million in the aggregate, or approximately $0.36 per share.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), has evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended as of December 31, 2020, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on their evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)         Documents filed as part of this Form 10-K:

1.         Financial Statements

The following financial statements of JMP Group LLC, together with the report thereon of Marcum LLP, an independent registered public accounting firm, are included in this Annual Report:

The Report of Independent Registered Public Accounting Firm, the financial statements and the notes to the financial statements listed above are set forth beginning on page 55 of this Annual Report.

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

4.4

Fourth Supplemental Indenture dated as of November 28, 2017 among JMP Group Inc., JMP Group LLC, JMP Investment Holdings LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 28, 2017).

4.5	Form of 7.25% Senior Note of JMP Group Inc. due 2027 and Notation of Guarantee (included as of Exhibits A + B to Exhibit 4.4 above)

4.6	Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 26, 2019).

4.7	First Supplemental Indenture dated as of September 26, 2019, between JMP Group LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on September 26, 2019).

4.8	Form of 6.875% Senior Note of JMP Group LLC due 2029 (included as Exhibit A to Exhibit 4.7 above).

4.9	Description of JMP Group LLC's securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934(incorporated by reference to Exhibit 4.13 of the Registrant's Form 10-K filed on March 30 2020).

10.1	JMP Group LLC Amended and Restated Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-4 (File No. 333-198264) filed on October 16, 2014).

10.2	JMP Group LLC Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed on January 27, 2015).

10.3	Form of Share Appreciation Right Award (incorporated by reference to Exhibit 99.3 to the Registrant’s Post-Effective Amendment No. 1 to Form S-8 filed on January 27, 2015).

10.4	Form of Deferred Restricted Share Unit Award Agreement (Section 16) (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed on February 6, 2019).

10.5	Lease Agreement, dated August 10, 2011, between Transamerica Pyramid Properties, LLC, as landlord, and JMP Group Inc., as tenant (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q filed on November 9, 2018).

10.6	Third Amendment to Office Lease, dated as of October 31, 2018, by and among Transamerica Pyramid Properties, LLC as landlord, and JMP Group Inc. as tenant (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-Q filed on November 9, 2018).

10.7	Revolving Note and Cash Subordination Agreement, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s registration statement on Form S-4 (File No. 333-198264) filed on October 29, 2014).

10.8	Amendment Number Eleven to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 29, 2020, by and between JMP Securities LLC and City National Bank, a national banking association (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q filed on August 11, 2020).

10.9	Second Amended and Restated Credit Agreement, by and among JMP Group Inc., certain lenders and City National Bank dated as of April 30, 2014 (incorporated by reference to Exhibit 10.30 to JMP Group Inc.’s quarterly report on Form 10-Q filed on May 1, 2014).

10.10	Amendment Number One to Second Amended and Restated Credit Agreement, dated April 27, 2016, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s quarterly report on Form 10-Q filed on May 2, 2016).

10.11	Amendment Number Two to Second Amended and Restated Credit Agreement, dated August 24, 2016, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s quarterly report on Form 10-Q filed on November 1, 2016).

10.12	Amendment Number Three to Second Amended and Restated Credit Agreement, dated May 9, 2017, between JMP Holding LLC and City National Bank (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 8, 2017).

10.13	Amendment Number Four to Second Amended and Restated Credit Agreement, dated August 6, 2018, by and between JMP Holding LLC, the lenders, and City National Bank (incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q filed on August 7, 2018).

10.14	Amendment Number Five to Second Amended and Restated Credit Agreement dated as of July 1, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K filed on July 3, 2019).

10.15	Amendment Number Six to Second Amended and Restated Credit Agreement dated September 5, 2019, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K filed on September 6, 2019).

10.16	Amendment Number Seven to Second Amended and Restated Credit Agreement dated July 16, 2020, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-Q filed on August 11, 2020).

10.17	Amendment Number Eight to Second Amended and Restated Credit Agreement dated as of December 31, 2020, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K filed on January 4, 2021).

10.18	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q filed on November 10, 2020).

10.19	Transition and Release Agreement dated August 12, 2020 between JMP Group LLC, JMP Securities LLC and Carter D. Mack (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q filed on November 10, 2020).

16.1	Letter of PricewaterhouseCoopers LLP dated April 1, 2020 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed on April 1, 2020).

21*	List of subsidiaries of JMP Group LLC.

23.1*	Consent of Marcum LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL), inline: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2021

JMP GROUP LLC

By:	/ S / JOSEPH A. JOLSON
Joseph A. Jolson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2021

Signature	Title

/ S / JOSEPH A. JOLSON	Director, Chairman and Chief Executive Officer
Joseph A. Jolson	(principal executive officer)

/ S / RAYMOND S. JACKSON	Chief Financial Officer
Raymond S. Jackson	(principal financial and accounting officer)

/ S / CRAIG R. JOHNSON	Director
Craig R. Johnson

/ S / DAVID M. DIPIETRO	Director
David M. DiPietro

/ S / KENNETH M. KARMIN	Director
Kenneth M. Karmin

/ S / MARK L. LEHMANN	Director
Mark L. Lehmann

/ S / H. MARK LUNENBURG	Director
H. Mark Lunenburg

/ S / CARTER D. MACK	Director
Carter D. Mack

/ S / JONATHAN M. ORSZAG	Director
Jonathan M. Orszag

/ S / STACI SLAUGHTER	Director
Staci Slaughter

/ S / GLENN H. TONGUE	Director
Glenn H. Tongue