Form 10-Q
period 2021-03-31
JMP GROUP LLC
filed 2021-05-11
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of May 10, 2021: 19,852,493.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020 (1)
Assets
Cash and cash equivalents	$61,204	$91,444
Restricted cash	1,293	1,287
Investment banking fees receivable	17,277	13,676
Marketable securities owned at fair value (includes $5,660 and $5,696 pledged as collateral at March 31, 2021 and December 31, 2020, respectively)	57,653	55,494
Other investments (includes $15,006 and $17,611 measured at fair value at March 31, 2021 and December 31, 2020, respectively)	25,093	26,821
Loans held for investment, net of allowance for loan losses	901	994
Interest receivable	312	336
Fixed assets, net	2,855	3,118
Operating lease right-of-use asset	15,353	16,244
Deferred tax asset	17,926	17,895
Other assets	15,396	14,022
Total assets	$215,263	$241,331

Liabilities and Equity
Liabilities:
Marketable securities sold, but not yet purchased, at fair value	$446	$-
Accrued compensation	18,264	46,353
Interest payable	610	706
Note payable	10,610	10,610
Bond payable (net of debt issuance costs of $2,600 and $2,953 at March 31, 2021 and December 31, 2020, respectively)	71,289	80,912
Operating lease liability	19,997	21,130
Deferred tax liability	9,298	8,482
Other liabilities	18,269	10,730
Total liabilities	148,783	178,923

Commitments and Contingencies (Note 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 22,797,092 shares issued at March 31, 2021 and December 31, 2020; 19,835,721 and 19,789,821 shares outstanding at March 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	134,259	134,065
Treasury shares at cost, 3,161,548 and 3,007,271 shares at March 31, 2021 and December 31, 2020, respectively	(13,286)	(13,478)
Accumulated other comprehensive income (loss)	2,149	(369)
Accumulated deficit	(56,212)	(57,301)
Total JMP Group LLC shareholders' equity	66,933	62,940
Non-controlling interest	(453)	(532)
Total equity	66,480	62,408
Total liabilities and equity	$215,263	$241,331

(1)	The statement of financial condition as of December 31, 2020 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenues
Investment banking	$32,569	$14,625
Brokerage	5,905	4,187
Asset management fees	2,169	1,716
Principal transactions	(3,211)	(17,552)
Net dividend income	-	227
Other income	816	935
Non-interest revenues	38,248	4,138

Interest income	2,101	2,214
Interest expense	(1,568)	(1,782)
Net interest income	533	432

(Loss) gain on repurchase, reissuance or early retirement of debt	(288)	697
Total net revenues	38,493	5,267

Non-interest expenses
Compensation and benefits	29,945	16,213
Administration	1,491	2,222
Brokerage, clearing and exchange fees	680	634
Travel and business development	67	922
Managed deal expenses	1,398	588
Communications and technology	1,107	1,129
Occupancy	1,198	1,199
Professional fees	827	890
Depreciation	275	548
Other	(42)	-
Total non-interest expenses	36,946	24,345
Net income (loss) before income taxes	1,547	(19,078)
Income tax expense (benefit)	379	(7,239)
Net income (loss)	1,168	(11,839)
Less: Net income (loss) attributable to non-controlling interest	79	(91)
Net income (loss) attributable to JMP Group LLC	$1,089	$(11,748)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.05	$(0.60)
Diluted	$0.05	$(0.60)

Weighted average common shares outstanding:
Basic	19,824	19,532
Diluted	20,678	19,532

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,168	$(11,839)
Other comprehensive income:
Net unrealized losses on available-for-sale securities, during the period, net of income tax benefit of ($308) and ($3,163)	(886)	$(8,609)
Less: Reclassification adjustments for net losses on available-for-sale securities, net of income tax provision of $1,184 and $3,633	3,403	9,890
Net other comprehensive income, net of income tax provision of $876 and $470	2,517	1,281
Comprehensive income (loss)	3,685	(10,558)
Less: Comprehensive income (loss) attributable to non-controlling interest	79	(91)
Comprehensive income (loss) attributable to JMP Group LLC	$3,606	$(10,467)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2020	22,797	$23	$(13,478)	$134,065	$(57,301)	$(369)	$(532)	$62,409
Net income	-	-	-	-	1,089	-	79	1,168
Additional paid-in capital - share-based compensation	-	-	-	194	-	-	-	194
Purchases of shares of common shares for treasury	-	-	192	-	-	-	-	192
Other comprehensive income	-	-	-	-	-	2,518	-	2,518
Balance, March 31, 2021	22,797	23	(13,286)	134,259	(56,212)	2,149	(453)	66,481

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net loss	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	23	(14,698)	134,128	(64,336)	(3,488)	(417)	51,212

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,168	$(11,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) on repurchase, reissuance or early retirement of debt	288	(697)
Change in other investments:
Income from investments in equity method investees	(533)	(297)
Loss (gain) on other investments	120	(292)
Depreciation and amortization	134	435
Share-based compensation expense	444	432
Distributions of investment income from equity method investments	355	256
Deferred income tax expense (benefit)	379	-
Other, net	(40)	6
Net change in operating assets and liabilities:
Decrease in interest receivable	24	110
(Increase) decrease in receivables	(3,559)	3,309
Decrease in marketable securities	2,949	18,828
Increase in other assets	(1,861)	(5,940)
Increase (decrease) in marketable securities sold, but not yet purchased	446	(1,896)
(Increase) decrease in interest payable	(96)	191
Decrease in accrued compensation	(28,089)	(24,661)
Increase (decrease) in other liabilities	7,540	(1,188)
Net cash used in operating activities	(20,331)	(23,243)

Cash flows from investing activities:
Purchases of fixed assets	(14)	(266)
Purchases of other investments	(829)	(39)
Sales or distributions from other investments	901	13,694
Sale, payoff and principal receipts on loans held for investment	97	34
Net cash provided by investing activities	155	13,423

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Repurchase of bonds payable	(10,000)	(1,349)
Employee taxes paid on shares withheld for tax-withholding purposes	(58)	(26)
Net cash used in financing activities	(10,058)	(1,375)
Net decrease in cash, cash equivalents, and restricted cash	(30,234)	(11,195)
Cash, cash equivalents and restricted cash, beginning of period	92,731	50,917
Cash, cash equivalents and restricted cash, end of period	$62,497	$39,722

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,664	$1,680
Cash received during the period for taxes, net of refunds	$-	$(7)

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$250	$200

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified financial services firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”) and JMP Asset Management LLC (“JMPAM”). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities, other than HCAP Advisors, are wholly-owned subsidiaries. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provides investment advisory services to Harvest Capital Credit Corporation (“HCC”), a publicly-traded business development company. JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA, which was a wholly-owned subsidiary until March 19, 2019, is an asset management platform that underwrites and manages investments in senior secured debt. The Company completed a Reorganization Transaction in January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

 In February 2020, Medalist Partners Corporate Finance LLC ("MPCF") completed the securitization of Medalist Partners Corporate Finance CLO VI Ltd upon which the related CLO VI warehouse was liquidated. The Company does not hold any subordinated notes of Medalist Partners Corporate Finance CLO VI Ltd.

On December 23, 2020, HCC and Portman Ridge Finance Corporation (“PTMN”) announced that they have entered into a definitive agreement under which HCC will merge with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. The parties currently expect the transaction to be completed in the second calendar quarter of 2021. The Company’s partially-owned subsidiary HCAP Advisors provides investment advisory services to HCC. In addition, the Company had investments in HCC common stock of $8.5 million as of March 31,2021. In connection with the above transaction, HCC stockholders will receive aggregate consideration equal to HCC’s net asset value at closing. This consideration will be funded using PTMN shares (valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction) and, to the extent the required number of PTMN shares exceeds 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, cash consideration in the amount of such excess. As described below, HCAP stockholders will have an opportunity, subject to certain limitations, to elect to receive either cash or PTMN shares in consideration for their HCAP shares. Additionally, all HCAP stockholders will receive an additional cash payment from Sierra Crest of $2.15 million in the aggregate, or approximately $0.36 per share.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related notes are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021 (the “Annual Report”). Certain disclosures required by GAAP and normally included in an annual report on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which the Company is the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the three months ended March 31, 2021, there were no significant changes made to the Company’s significant accounting policies. See Note 3, Recent Accounting Pronouncements, for a summary of recently adopted or yet to be adopted accounting pronouncements, and their impact on the Company.

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

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption did not materially impact the Company's consolidated financial statements or disclosure

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption did not materially impact the Company’s consolidated financial statements or its disclosures.

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$61,204	$61,204	$-	$-	$61,204
Restricted cash and deposits	1,293	1,293	-	-	1,293
Marketable securities owned	57,653	9,969	-	47,684	57,653
Equity investments	3,413	-	-	3,413	3,413
Other investments measured at net asset value (1)	11,593	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	901	-	-	901	901
Total assets:	$138,469	$72,466	$-	$54,410	$126,876

Liabilities:
Notes payable	$10,610	-	$5,983	$4,627	$10,610
Bond payable	71,289	-	74,268	-	74,268
Marketable securities sold, but not yet purchased, at fair value	446	446	-	-	446
Total liabilities:	$82,345	$446	$80,251	$4,627	$85,324

	December 31, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,444	$91,444	$-	$-	$91,444
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	55,494	7,491	-	48,003	55,494
Equity investments	6,457	-	2,251	4,206	6,457
Other investments measured at net asset value (1)	11,155	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	994	-	-	994	994
Total assets:	$169,243	$100,222	$2,251	$55,615	$158,088

Liabilities:
Notes payable	$10,610	$-	$5,983	$4,627	$10,610
Bond payable	80,912	-	79,472	-	79,472
Total liabilities:	$91,522	$-	$85,455	$4,627	$90,082

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$57,653	$9,969	$-	$47,684	$57,653
Other investments:
Equity investments	3,413	-	-	3,413	3,413
Investments in private equity, real estate and credit funds, measured at net asset value (1)	11,593	-	-	-	-
Total other investments	15,006	-	-	3,413	3,413
Total assets:	$72,659	$9,969	$-	$51,097	$61,066

(In thousands)	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$55,494	$7,491	$-	$48,003	$55,494
Other investments:
Equity investments	6,457	-	2,251	4,206	6,457
Investments in private equity, real estate and credit funds, measured at net asset value (1)	11,155	-	-	-	-
Total other investments	17,611	-	2,251	4,206	6,457
Total assets:	$73,105	$7,491	$2,251	$52,209	$61,951

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.

As of March 31, 2021, marketable securities sold but not yet purchased were primarily comprised of U.S. listed securities. As of March 31, 2021 and December 31, 2020, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $3.2 million and $3.5 million as of March 31, 2021 and December 31, 2020 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there was a transfer of $1.4 million between Levels 2 and 1 for the three months ended March 31, 2021. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the year ended December 31, 2020.

The Company’s Level 2 assets held in other investments as of December 31, 2020 consist of investments in publicly traded stocks.

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

The Company determined the fair value of short-term debt, which consists of notes payable, to approximate their carrying values. This was determined as the debt has either (1) a variable interest rate tied to LIBOR and therefore reflects market conditions, or (2) a term less than one year and there have been no observable changes in the credit quality of the Company since the issuance of the debt. Based on the fair value methodology, the Company has identified short-term debt as Level 2 liabilities.

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

For the three months ended March 31, 2021, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	Equity Investment	Total
Balance as of December 31, 2020	$48,003	$4,206	$52,209
Investment distributions	(1,086)	(774)	(1,860)
Accrued interest	1,960	-	1,960
Realized/Unrealized losses on investments, recognized in earnings	(4,587)	(19)	(4,606)
Unrealized gains on investments, recognized in OCI	3,394	-	3,394
Balance as of March 31, 2021	$47,684	$3,413	$51,097

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the three months ended March 31, 2021, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows from CLO debt securities, primarily due to an increase in estimated credit losses in the CLO portfolios.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
CLO debt securities	Discounted cash flows	Discount rate	13.5% (N/A)	17.5% (N/A)	$47,684	$48,003
		Default rate	3% next 2Qs, 2% thereafter (2.2%)	2.0% (N/A)
		Severity rate	25.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (18.1%)	10.0%-25.0% (18.5%)
		Collateral liquidation price	98.0%-99.0% (98.8%)	98.0%-99.0% (98.8%)
Equity investment	Discounted cash flows	Credit factor	20% (N/A)	20% (N/A)	$3,413	$3,378
		Discount rate	16.55% (N/A)	16% (N/A)
	Market	EBITDA multiple	(N/A)	12.0x (N/A)	$-	$828

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of  $2.4 million as of March 31, 2021 and December 31, 2020.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities in an unrealized position as of March 31, 2021 and December 31, 2020:

	March 31, 2021					December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO debt securities	$44,787	$2,897	$-	$47,684	3	$48,499	$-	$(496)	$48,003	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In thousands)	Available-for-Sale		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 5 years	$8,605	$8,253	$9,109	8,245
5-10 years	36,182	39,431	39,390	39,758
More than 10 years	-	-	-	-
Total	$44,787	$47,684	$48,499	$48,003

In July 2020, the Company entered into a Seventh Amendment to its Credit Facility with CNB, that, among other things, requires the Company maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh Amendment.

6. Loans

Loans Held for Investment

As of March 31, 2021 and December 31, 2020, the number of loans held for investment was two. The Company reviews the credit quality of these loans on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

There were no loans past due as of March 31, 2021 and December 31, 2020. A summary of the activity in the allowance for loan losses for the three months ended March 31, 2020 and the year ended December 31, 2020 is as follows:

	Three Months Ended	Year Ended
(In thousands)	March 31, 2021	December 31, 2020
Balance, at beginning of the period	$-	$-
Provision for loan losses	-	(112)
Charge off	-	112
Balance, at end of the period	$-	$-

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of March 31, 2021 and December 31, 2020, zero of recorded investment amount of loans issued were individually evaluated for impairment, respectively.

During the three months ended March 31, 2021, the Company did not record any impairment. During the year ended December, 31, 2020, the Company recorded $0.1 million of impairment on the $1.0 million loans evaluated for impairment.

The Company had no troubled debt restructurings during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

7. Debt

Bond Payable

(In thousands)	March 31, 2021	December 31, 2020
7.25% Senior Notes due 2027 (1)	$40,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$76,000	$86,000
Less: Debt issuance costs	(2,576)	(2,953)
Less: Senior Notes repurchased (2)	(2,135)	(2,135)
Total bond payable, net	$71,289	$80,912

(1)	In February 2021, the Company redeemed $10.0 million par value of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.3 million loss on redemption, which is included in "(Loss) gain on repurchase, reissuance or early retirement of debt" on the Consolidated Statement of Operations.
(2)	In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which is included in “(Loss) gain on repurchase, reissuance or early retirement of debt” on the Consolidated Statements of Operations.

The 7.25% senior notes due 2027 (the “2027 Senior Notes”) and the 6.875% senior notes due 2029 (the "2029 Senior Notes") (the 2027 and 2029 Senior Notes are collectively referred to as the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both March 31, 2021 and December 31, 2020, the Company was in compliance with the debt covenants in the indentures.

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company's 2027 Senior Notes. Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	March 31, 2021	December 31, 2020
$25 million, JMP Holding Credit Agreement	$5,983	$5,983
Paycheck Protection Program (the "PPP") loan	3,798	3,798
Note payable to an affiliate (Note 16)	829	829
Total note payable, lines of credit, and credit facilities	$10,610	$10,610

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On July 16, 2020, the Borrower entered into a Seventh Amendment to the Credit Agreement, in order to, among other provisions, (i) allow JMP Holding to incur liens of certain clearing agents in the ordinary course of business, (ii) reduce the margin applicable to LIBOR loans from 2.25% to 2.00% and (iii) require that JMP Holding maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement and refrain from exercising any right to call the related CLO entities or cause the liquidation of such CLO entities.

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of March 31, 2021 and December 31, 2020, the Borrowing Base exceeded $25 million, respectively.

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

As of March 31, 2021, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. As of March 31, 2021 and 2020, the Company was in compliance with the covenants under the Credit Agreement.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit (the "Line of Credit") with CNB to be used for regulatory capital purposes during its securities underwriting activities. On June 30, 2021, any outstanding amount under the Line of Credit will convert to a term loan maturing on June 30, 2022. There was no borrowing on this Line of Credit as of March 31, 2021 and December 31, 2020, respectively. Borrowings under the Line of Credit will bear interest at a rate to be agreed upon at the time of advance between the Company and CNB.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including providing loans to qualifying companies, under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”). On April 17, 2020, JMP Securities entered into a promissory note (the “PPP Loan”) with CNB as the lender (the “Lender”), pursuant to which the Lender agreed to loan the Company $3.8 million. The proceeds of the PPP Loan were available to be used to pay for payroll costs, rent and other eligible costs. As of March 31, 2021, the Company has used all of the PPP Loan proceeds for eligible costs and has applied for forgiveness, and is waiting to be granted such forgiveness.

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

8. Other Assets and Other Liabilities

At March 31, 2021 and December 31, 2020, other assets and other liabilities consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable	$6,470	$4,333
Prepaid expenses	6,391	6,954
Loans held for sale (1)	2,412	2,412
Other assets	123	323
Total other assets	$15,396	$14,022

(1)	Loans held for sale are carried at the lower of cost or fair value less cost to sell.

(In thousands)	March 31, 2021	December 31, 2020
Accounts payable & accrued liabilities	$12,397	$6,726
Deferred compensation liabilities	5,465	3,621
Other liabilities	407	383
Total other liabilities	$18,269	$10,730

9. Shareholders’ Equity

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

The following table summarizes the share-based compensation expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Restricted stock unit awards	$338	$317
Stock option awards	106	116
Share-based compensation expense	$444	$433

Share Options

The following table summarizes the share option activity for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	2,000,000	$3.04
Granted	-	-
Forfeited	-	-
Balance, end of period	2,000,000	$3.04

Options exercisable at end of period	500,000	$3.04

The following table summarizes the share options outstanding as well as share options vested and exercisable as of March 31, 2021 and 2020:

March 31, 2021
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	2,000,000	3.85	$3.04	$5,880,000	500,000	3.85	$3.04	$1,470,000

March 31, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	2,200,000	4.85	$3.04	$-	-	-	$-	$-

The Company recognizes share-based compensation expense, net of estimated forfeitures, for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of March 31, 2021 and 2020, there was $0.5 million and $1.3 million of unrecognized compensation expense related to share options, respectively.

There were no share options exercised during the three months ended March 31, 2021 and 2020. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during both periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

The following table summarizes restricted share unit ("RSU") activity for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	220,209	$3.32
Granted	352,797	4.66
Vested	(55,755)	3.17
Balance, end of period	517,251	$4.25

The aggregate fair value of RSUs vested during the three months ended March 31, 2021 were $0.3 million. The income tax benefits realized from the vested RSUs were $0.07 million for the three months ended March 31, 2021.

The Company recognizes compensation expense, net of estimated forfeitures, for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

For the three months ended March 31, 2021, the Company recognized income tax benefits of $0.07 million related to the compensation expense recognized for RSUs. As of March 31, 2021, there was $1.6 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.4 years.

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

The computations of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to JMP Group LLC	$1,089	$(11,748)

Denominator:
Basic weighted average shares outstanding	19,824	19,532

Effect of potential dilutive securities:
Restricted share units and share options	854	-

Diluted weighted average shares outstanding	20,678	19,532

Net income (loss) per share
Basic	$0.05	$(0.60)
Diluted	$0.05	$(0.60)

Share options to purchase 2,200,000 of common shares for the three months ended March 31, 2020, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 121,681 common shares for the three months ended March 31, 2020, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding. Due to the net income (loss) for the three months ended March 31, 2020, all of the share options and RSUs outstanding, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

12. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three months ended March 31, 2021 and March 31, 2020, respectively.

(in thousands)	Three Months Ended March 31, 2021
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$25,670	$-	$-	$25,670
Strategic advisory and private placements	6,899	-	-	6,899
Total investment banking revenues	32,569	-	-	32,569
Commissions	4,622	-	-	4,622
Research payments	1,166	-	-	1,166
Net trading gains	117	-	-	117
Total brokerage revenues	5,905	-	-	5,905
Base management fees	-	2,095	-	2,095
Incentive management fees	-	74	-	74
Total asset management fees	-	2,169	-	2,169
Total revenues from contracts with customers	$38,474	$2,169	$-	$40,643

(in thousands)	Three Months Ended March 31, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$8,556	$-	$-	$8,556
Strategic advisory and private placements	6,069	-	-	6,069
Total investment banking revenues	14,625	-	-	14,625
Commissions	3,718	-	-	3,718
Research payments	1,241	-	-	1,241
Net trading losses	(772)	-	-	(772)
Total brokerage revenues	4,187	-	-	4,187
Base management fees	-	1,727	(25)	1,702
Incentive management fees	-	14	-	14
Total asset management fees	-	1,741	(25)	1,716
Total revenues from contracts with customers	$18,812	$1,741	$(25)	$20,528

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

For the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $0.4 million and tax benefit of $7.2 million, respectively. The effective tax rate is 24.50% and 37.95% for the three months ended March 31, 2021 and 2020, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2021, the Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefit that was created after stock compensation awards were vested.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus (“COVID-19”) pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act (TCJA). One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020 and allows net operating losses generated in 2018 through 2020 to be carried back up to five years. The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740, Income Taxes, and are determined based upon the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

14. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both March 31, 2021 and December 31, 2020.

The marketable securities owned and the restricted cash, as well as the cash held by clearing brokers may be used to maintain margin requirements. The Company had $0.8 million and $0.5 million of cash on deposit with JMP Securities’ clearing brokers at March 31, 2021 and December 31, 2020, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by clearing brokers.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both March 31, 2021 and December 31, 2020.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $26.4 million and $42.3 million, which were $24.9 million and $40.6 million in excess of the required net capital of $1.5 million and $1.7 million at March 31, 2021 and December 31, 2020 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.86 to 1 and 0.62 to 1 at March 31, 2021 and December 31, 2020, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of March 31, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $18.8 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $10.3 million and $9.8 million, for the periods, respectively and an investment in HCC common stock of $8.6 million and $7.5 million for the periods, respectively. Base management fees earned from these affiliated entities were $2.1 million and $1.7 million for the three months ended March 31, 2021 and 2020. Also, the Company earned incentive fees of $0.1 million and zero, from these affiliated entities for the three months ended March 31, 2021 and 2020.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of March 31, 2021, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2019, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both March 31, 2021 and December 31, 2020, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair vale of the loan was $2.4 million as of both March 31, 2021 and December 31, 2020 using the bid price.

On November 20, 2017, the Company entered into a purchase agreement with the same registered investment advisor for the purchase of 24.9% ownership of the entity. The Company recognized its investment using the equity method, with related gains recognized in other income. The company recognized $0.1 million and $0.1 million in other income for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the investment balance is $4.7 million and $4.5 million, respectively.

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

JMP Securities has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ indemnification obligations to its clearing brokers have no maximum amount. All unsettled trades at March 31, 2021 and December 31, 2020 have subsequently settled with no resulting material liability to the Company. For the three months ended March 31, 2021 and 2020, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of March 31, 2021 and December 31, 2020.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In addition, the Company had unfunded commitments to lend to a borrower. The Company had no material unfunded commitments to lend to a borrower as of March 31, 2021 and December 31, 2020.

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

Management uses operating net income, a Non-GAAP financial measure, as a key metric when evaluating the performance of the Company's core business strategy and ongoing operations. This measure adjusts the Company’s net income as follows: (i) reverses share-based compensation expense recognized during the period, (ii) recognizes 100% of the share-based compensation expense in the period the award was granted, instead of recognizing it over the vesting period as required under GAAP, (iii) reverses amortization expense related to an intangible asset resulting from the repurchase of a portion of the equity of CLO III prior to March 31, 2019; (iv) unrealized gains or losses on commercial real estate investments, adjusted for non-cash expenditures, including depreciation and amortization; (v) reverses net unrealized gains and losses on strategic equity investments and warrants; (vi) reverses any impairment of CLO debt securities recognized in principal transactions, (vii) reverses one-time transaction costs related to the refinancing or repurchase of debt; and (viii) a combined federal, state and local income tax rate of 26% at the consolidated taxable parent company, JMP Group LLC. In management's view of the Company's performance, these charges may obscure the Company’s operating income and complicate an assessment of the Company’s core business activities. The operating pre-tax net income facilitates a meaningful comparison of the Company’s results from period to period.

Segment Operating Results

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company's various business lines.

	Three Months Ended March 31, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$32,569	$-	$-	$-	$-	$-	$32,569	$-		$32,569
Brokerage	5,905	-	-	-	-	-	5,905	-		5,905
Asset management related fees	21	2,174	352	2,526	-	(25)	2,522	(353)	(a)	2,169
Principal transactions	(444)	-	1,110	1,110	-	-	666	(3,877)	(b)	(3,211)
Other income	-	-	-	-	-	-	-	816	(a)	816
Net interest income	-	-	558	558	-	-	558	(25)	(c)	533
(Loss) on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	(288)	(d)	(288)
Total net revenues	38,051	2,174	2,020	4,194	-	(25)	42,220	(3,727)		38,493

Non-interest expenses	32,308	2,207	297	2,504	2,320	(25)	37,107	(161)	(e)	36,946

Operating income (loss) before taxes	5,743	(33)	1,723	1,690	(2,320)	-	5,113	(3,566)		1,547

Income tax expense (benefit)	1,493	(8)	447	439	(603)	-	1,329	(950)	(f)	379
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	79	(a),(c),(e)	79

Operating net income (loss)	$4,250	$(25)	$1,276	$1,251	$(1,717)	$-	$3,784	$(2,695)	(g)	$1,089

	As of March 31, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$72,384	$11,196	$65,563	$76,759	$128,711	$(62,591)	$215,263	$-	$215,263

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended March 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$14,625	$-	$-	$-	$-	$-	$14,625	$-		$14,625
Brokerage	4,187	-	-	-	-	-	4,187	-		4,187
Asset management related fees	152	1,903	333	2,236	-	(45)	2,343	(627)	(a)	1,716
Principal transactions	-	-	81	81	-	-	81	(17,633)	(b)	(17,552)
Net dividend income	-	-	256	256	-	-	256	(29)	(c )	227
Other income	-	-	-	-	-	-	-	935	(a)	935
Net interest income	-	-	458	458	-	-	458	(26)	(c )	432
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d )	697
Total net revenues	18,964	1,903	1,914	3,817	-	(45)	22,736	(17,469)		5,267

Non-interest expenses	19,201	2,362	151	2,513	1,792	(45)	23,461	884	(e )	24,345

Operating income (loss) before taxes	(237)	(459)	1,763	1,304	(1,792)	-	(725)	(18,353)		(19,078)

Income tax expense (benefit)	(62)	(120)	459	339	(465)	-	(188)	(7,051)	(f )	(7,239)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(a), (c ), (e )	(91)

Operating net income (loss)	$(175)	$(339)	$1,304	$965	$(1,327)	$-	$(537)	$(11,211)	(g )	$(11,748)

	As of March 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$34,685	$9,873	$78,236	$88,109	$228,197	$(161,947)	$189,044	$-	$189,044

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

20. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	March 31, 2021				December 31, 2020
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$52,396	$-	$52,396	$1,130,360	$52,714	$-	$52,714	$1,169,243
Fund investments	11,831	337	14,988	461,088	10,765	311	14,311	465,365
Other investments	4,479	-	4,479	1,155,724	4,404	25	4,404	1,172,018
Total	$68,706	$337	$71,863	$2,747,172	$67,883	$336	$71,429	$2,806,626

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the MD&A for the fiscal year ended December 31, 2020 contained in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021 (the “Annual Report”), as well as the consolidated financial statements and notes contained therein.

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of three target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

Operating Results

A summary of the Company’s operating results for the three months ended March 31, 2021 and 2020, is set forth below.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020

Total net revenues	$38,493	$5,267

Net income/(loss) attributable to JMP Group	1,089	(11,748)
Net income/(loss) attributable to JMP Group per share	0.05	(0.60)

Operating Net Income/(Loss)*	3,784	(537)
Operating Net Income/(Loss) per share*	0.18	(0.03)

*	Operating Net Income (Loss) is a non-GAAP measure. See the section titled Operating Net Income (Non-GAAP Financial Measure) for more information about this non-GAAP measure, including a reconciliation to net income (loss).

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

In the second quarter of 2020, unprecedented fiscal and monetary stimuli by the U.S. government spurred a sharp recovery in U.S. equity prices. The U.S. equities market continued to recover from the impact of the COVID-19 pandemic during the second half of 2020. The Company's equity capital markets and brokerage revenues directly benefited from the improved capital market condition.

We continue to closely monitor the status of the COVID-19 pandemic and its impact on our business, the economy and capital markets globally. An economic recession could have a material adverse effect on our business, financial condition, results of operations, or cash flows. While we are optimistic that the equity market could remain active through year-end, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our business in the remainder of 2021 and beyond.

On December 23, 2020, HCC and Portman Ridge Finance Corporation (“PTMN”) announced that they have entered into a definitive agreement under which HCC will merge with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. The parties currently expect the transaction to be completed in the second calendar quarter of 2021. The Company’s partially-owned subsidiary HCAP Advisors provides investment advisory services to HCC. In addition, the Company had investments in HCC common stock of $8.5 million as of March 31,2021. In connection with the above transaction, HCC stockholders will receive aggregate consideration equal to HCC’s net asset value at closing. This consideration will be funded using PTMN shares (valued at 100% of PTMN’s net asset value per share at the time of closing of the transaction) and, to the extent the required number of PTMN shares exceeds 19.9% of the issued and outstanding shares of PTMN common stock immediately prior to the transaction closing, cash consideration in the amount of such excess. As described below, HCAP stockholders will have an opportunity, subject to certain limitations, to elect to receive either cash or PTMN shares in consideration for their HCAP shares. Additionally, all HCAP stockholders will receive an additional cash payment from Sierra Crest of $2.15 million in the aggregate, or approximately $0.36 per share.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended March 31,		Three Month Change From 2020 to 2021
	2021	2020	$	%
Revenues
Investment banking	$32,569	$14,625	$17,944	122.7%
Brokerage	5,905	4,187	1,718	41.0%
Asset management fees	2,169	1,716	453	26.4%
Principal transactions	(3,211)	(17,552)	14,341	81.7%
Net dividend income	-	227	(227)	-100.0%
Other income	816	935	(119)	-12.7%
Non-interest revenues	38,248	4,138	34,110	824.3%

Interest income	2,101	2,214	(113)	-5.1%
Interest expense	(1,568)	(1,782)	214	12.0%
Net interest income	533	432	101	23.4%

(Loss) gain on repurchase, reissuance, or early retirement of debt	(288)	697	(985)	-141.3%
Total net revenues	38,493	5,267	33,226	630.8%

Non-interest expenses
Compensation and benefits	29,945	16,213	13,732	84.7%
Administration	1,491	2,222	(731)	-32.9%
Brokerage, clearing and exchange fees	680	634	46	7.3%
Travel and business development	67	922	(855)	-92.7%
Managed deal expenses	1,398	588	810	137.8%
Communications and technology	1,107	1,129	(22)	-1.9%
Occupancy	1,198	1,199	(1)	-0.1%
Professional fees	827	890	(63)	-7.1%
Depreciation	275	548	(273)	-49.8%
Other (loss)	(42)	-	(42)	-100.0%
Total non-interest expenses	36,946	24,345	12,601	51.8%
Net income (loss) before income taxes	1,547	(19,078)	20,625	-108.1%
Income tax expense (benefit)	379	(7,239)	7,618	-105.2%
Net income (loss)	1,168	(11,839)	13,007	-109.9%
Less: Net income (loss) attributable to non-controlling interest	79	(91)	170	-186.8%
Net income (loss) attributable to JMP Group LLC	$1,089	$(11,748)	$12,837	-109.3%

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

(ix)	removes any non-controlling interest in consolidated but less than wholly owned subsidiaries; and

Discussed below is our Operating Net Income by segment. This information is reflected in a manner utilized by management to assess the financial operations of the Company’s various business lines.

	Three Months Ended March 31, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$32,569	$-	$-	$-	$-	$-	$32,569
Brokerage	5,905	-	-	-	-	-	5,905
Asset management related fees	21	2,174	352	2,526	-	(25)	2,522
Principal transactions	(444)	-	1,110	1,110	-	-	666
Net interest income	-	-	558	558	-	-	558
Adjusted net revenues	38,051	2,174	2,020	4,194	-	(25)	42,220

Non-interest expenses	32,308	2,207	297	2,504	2,320	(25)	37,107

Operating pre-tax net income (loss)	5,743	(33)	1,723	1,690	(2,320)	-	5,113

Income tax expense (benefit)	1,493	(8)	447	439	(603)	-	1,329

Operating net income (loss)	$4,250	$(25)	$1,276	$1,251	$(1,717)	$-	$3,784

	Three Months Ended March 31, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$14,625	$-	$-	$-	$-	$-	$14,625
Brokerage	4,187	-	-	-	-	-	4,187
Asset management related fees	152	1,903	333	2,236	-	(45)	2,343
Principal transactions	-	-	81	81	-	-	81
Net dividend income	-	-	256	256	-	-	256
Net interest income	-	-	458	458	-	-	458
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Adjusted net revenues	18,964	1,903	1,914	3,817	-	(45)	22,736

Non-interest expenses	19,201	2,362	151	2,513	1,792	(45)	23,461

Operating pre-tax net income (loss)	(237)	(459)	1,763	1,304	(1,792)	-	(725)

Income tax expense (benefit)	(62)	(120)	459	339	(465)	-	(188)

Operating net income (loss)	$(175)	$(339)	$1,304	$965	$(1,327)	$-	$(537)

The following table reconciles consolidated net income (loss) attributable to JMP Group LLC to total Operating Net Income (Loss) for three months ended March 31, 2021 and 2020.

(In thousands)	Three Months Ended March 31,
	2021	2020
Consolidated net income (loss) attributable to JMP Group LLC	$1,089	$(11,748)
Income tax expense (benefit)	379	(7,239)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$1,468	$(18,987)
Addback (subtract)
Share-based awards and deferred compensation	521	(546)
Early retirement/repurchase of debt	(288)	(89)
Impairment – CLO equity	(4,587)	(13,523)
Unrealized loss – real estate-related depreciation and amortization	(371)	(338)
Unrealized mark-to-market loss -strategic equity investments	1,080	(3,766)
Total Consolidation Adjustments and Reconciling Items	(3,645)	(18,262)
Total segments operating pre-tax net income (loss)	$5,113	$(725)

Subtract (addback) segment income tax expense (benefit)	1,329	(188)
Operating Net Income (Loss)	$3,784	$(537)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $17.9 million, or 122.7%, from $14.6 million for the quarter ended March 31, 2020 to $32.6 million for the same period in 2021. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 277.7% for the quarter ended March 31, 2020 to 84.6% for the quarter ended March 31, 2021. On an operating basis, investment banking revenues were 77.1% and 64.3% for the quarters ended March 31, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended March 31,				Change from 2021 to 2020
	2021		2020
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	41	$25,670	17	$8,556	24	$17,114	200.0%
Strategic advisory and private placements	6	6,900	4	6,069	2	$831	13.7%
Total	47	$32,570	21	$14,625	26	$17,945	122.7%

The increase in revenues was driven by a 200% increase in equity and debt origination revenues as JMP executed 41 deals in the three months ended  March 31, 2021 compared to 17 for the same period in 2020, in addition to a 13.7% increase in strategic advisory and private placements revenues. The number of transactions in which we acted as a bookrunning manager was five and two for the quarters ended March 31, 2021 and 2020, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment increased $1.7 million from $4.2 million for the quarter ended March 31, 2020 to $5.9 million for the quarter ended March 31, 2021. Brokerage revenues decreased as a percentage of total net revenues, from 79.5% for the quarter ended March 31, 2020 to 15.3% for the quarter ended March 31, 2021. On an operating basis, brokerage revenues were 14.0% and 18.4% for the quarters ended March 31, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended March 31,
	2021	2020
Asset management related fees:
Fees reported as asset management fees	$2,169	$1,716
Fees reported as other income	816	935
Less: Non-controlling interests in HCAP Advisors	(463)	(308)
Total segment asset management related fee revenues	$2,522	$2,343

Fees reported as asset management fees were $2.2 million and $1.7 million for the quarters ended March 31, 2021 and 2020, respectively. As a percentage of total net revenues, asset management revenues decreased from 32.6% for the quarter ended March 31, 2020 to 5.6% for the quarter ended March 31, 2021.

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

Total segment asset management related fee revenue increased $0.2 million from $2.3 million for the quarter ended March 31, 2020 to $2.5 million for the quarter ended March 31, 2021. On an operating basis, asset management related fee revenues were 6.0% and 10.3% for the quarters ended March 31, 2021 and 2020, respectively, as a percentage of total net revenues.

The following table presents a summary of the Company’s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	March 31,	December 31,
	2021	2020
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$694,088	$659,695
Client Assets Under Management by Sponsored Funds (2)	4,825,139	4,933,913

JMP Group LLC total client assets under management	$5,519,227	$5,593,608

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount.
(2)	Sponsored funds are third-party asset managers in which the Company owns an economic interest.

Principal Transactions

Principal transaction revenues increased $14.3 million from a loss of $17.5 million for the quarter ended March 31, 2020 to a loss of $3.2 million for the same period in 2021. This increase was primarily driven by a $4.6 million impairment loss on CLO debt securities for the quarter ended March 31, 2021 compared to the loss for the quarter ended March 31, 2020 of $13.5 million.

Total segment principal transaction revenues increased from $0.1 million for the quarter ended March 31, 2020 to $0.7 million for the same period in 2021. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2021 and 2020 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended March 31,
	2021	2020

Equity and other securities	$(111)	$(824)
Warrants and other investments	264	907
Investment partnerships	513	(2)
Total segment principal transaction revenues	666	81
Operating adjustment addbacks	(3,877)	(17,633)
Total principal transaction revenues	$(3,211)	$(17,552)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 0.4% for the quarter ended March 31, 2020 to 1.6% for the quarter ended March 31, 2021.

Net Interest Income/Expense

Net interest income increased $0.1 million from $0.4 million for the quarter ended March 31, 2020 to $0.5 million for the quarter ended March 31, 2021 As a percentage of total net revenues, net interest income was 8.2% for the quarter ended March 31, 2020 and 1.4% for the quarter ended March 31, 2021.

Total segment net interest income increased $0.1 million from $0.5 million for the quarter ended March 31, 2020 to $0.6 million for the quarter ended March 31, 2021. Net interest income is earned in our Investment Income segment. Total segment net interest income reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 2.0% for the quarter ended March 31, 2020 and 1.3% for the quarter ended March 31, 2021.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $13.7 million, or 84.7%, from $16.2 million for the quarter ended March 31, 2020 to $29.9 million for the quarter ended March 31, 2021.

Compensation and benefits as a percentage of revenues decreased from 307.8% of total net revenues for the quarter ended March 31, 2020 to 77.8% for the quarter ended March 31, 2021.

Administration

Administration expense decreased $0.7 million from $2.2 million for the quarter ended March 31, 2020 to $1.5 million for the quarter ended March 31, 2021. As a percentage of total net revenues, administration expense was 3.9% and 42.2% for the quarters ended March 31, 2021 and 2020, respectively.

Travel and Business Development

Travel and business development expense was $0.1 million and $0.9 million for the quarters ended March 31, 2021 and 2020, respectively. As a percentage of total net revenues, travel and business development expense was 0.2% and 17.5% for the quarters ended March 31, 2021 and 2020, respectively.

Communications and Technology

Communications and technology expense was $1.1 million for both of the quarters ended March 31, 2021 and 2020. As a percentage of total net revenues, communications and technology expense was 2.9% and 21.4% for the quarters ended March 31, 2021 and 2020, respectively.

Occupancy

Occupancy expenses was $1.2 million for both of the quarters ended March 31, 2021 and 2020, respectively. As a percentage of total net revenues, occupancy expenses were 3.1% and 22.8% for the quarters ended March 31, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense was $0.4 million and $7.2 million benefit for the quarters ended March 31, 2021 and 2020, respectively. The Company's tax benefit decreased for the quarter ended March 31, 2021 from March 31, 2020 due to an increase from net income from 2020 to 2021.

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

Segment income tax was a $1.3 million expense and $0.2 million benefit for the quarters ended March 31, 2021 and 2020, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the three months ended March 31, 2021 and 2020 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

Summarized Financial Information

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company’s 7.25% Senior Notes due 2027 (the “2027 Senior Notes”) (see Note 7, Debt). Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

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

The tables below present summarized financial information as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021.

(In thousands)	As of
	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$8,800	$8,761
Marketable securities owned, at fair value	26,036	26,843
Due from non-obligated subsidiaries	2,406	1,221
Deferred tax asset	15,696	15,911
Operating lease right-of-use asset	15,353	16,244
Total assets	81,162	82,901

Bond payable, net of debt issuance costs	71,289	80,912
Due to non-obligated subsidiaries	17,826	19,200
Operating lease liability	19,997	21,130
Total liabilities	123,643	134,778
Total equity	(42,481)	(51,877)
Total liabilities and equity	81,162	82,901

(In thousands)	Three Months Ended
March 31, 2021

Total net revenues after provision for loan losses	$(3,564)
Total non-interest expenses	2,533
Net loss	(4,467)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the three months ended March 31, 2021 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the ongoing COVID-19 pandemic, we expected certain costs to decline as the underlying activities were restricted by the COVID-19 pandemic, including travel and related expenses. However, the extent to which the COVID-19 pandemic will impact our liquidity in future periods still remains uncertain.

As of March 31, 2021, we had $61.2 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of March 31, 2021, we had net liquid assets of $110.7 million primarily consisting of cash and cash equivalents, receivable from clearing brokers, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of March 31, 2021, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

In February 2021, the Company redeemed $10.0 million par value of its issued and outstanding 2027 Senior Notes.

JMP Holding LLC Credit Agreement with CNB

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of March 31, 2021, the Borrowing Base exceeded $25 million.

The Credit Agreement provides a $25.0 million revolving line of credit (the “Revolver”) through December 31, 2022 that bears interest at a rate of LIBOR plus 225 bps.

The Credit Agreement provides that the Revolver may be used, on a revolving basis, to fund specified permitted investments in collateralized loan obligation vehicles. In addition, up to $5.0 million of the Revolver may be used, on a revolving basis, to fund other types of permitted investments and acquisitions and for working capital.

As of March 31, 2021, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of March 31, 2021 and December 31, 2020, we were in compliance with the loan covenants under the Credit Agreement.

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

On June 29, 2020, JMP Securities entered Amendment Number Eleven to the Revolving Note Agreement. Pursuant to this amendment, the $20.0 million Revolving Note Agreement was extended for one year until June 30, 2021. On June 30, 2021, any existing outstanding amount under the Revolving Note will convert to a term loan maturing the following year.

There was no borrowing on the Revolving Note as of March 31, 2021 and December 31, 2020.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both March 31, 2021 and December 31, 2020, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

JMP Securities’ obligations under the Revolving Note Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (other than JMP Securities) and are secured by substantially all the guarantors’ assets.

Other JMP Group LLC considerations

On February 24, 2020 the Company launched a self-tender offer (the “2020 Tender Offer”) to repurchase for cash up to 3,000,000 of shares, at $3.25 a share, representing limited liability company interests of the Company, which was terminated on March 19, 2020 as a result of multiple conditions to the 2020 Tender Offer, including share price and market index conditions, not having been satisfied.

During the three months ended March 31, 2021, the Company did not repurchase any of the Company's shares.

On February 19, 2020, the Company suspended its quarterly cash distributions program on outstanding shares.

Upon the securitization of Medalist Partners Corporate Finance CLO VI in February 2020, the Company received $13.7 million in cash from the CLO VI warehouse and recognized a gain of $1.0 million.

We had total restricted cash of $0.7 million comprised primarily of restricted cash at JMP Group Inc. related to the Company’s letters of credit on leasing arrangements.

The timing of bonus compensation payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees and managing directors are generally paid semi-monthly during the year, bonus compensation, which makes up a larger portion of total compensation, is generally paid once a year during the first two months of the following year. In the first two months of 2021, we paid out $44.5 million of cash bonuses for 2020, including employer payroll tax expense. In the first two months of 2020, we paid out $26.9 million of cash bonuses for 2019, including employer payroll tax expense.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $26.4 million and $42.3 million, which were $24.9 million and $40.6 million in excess of the required net capital of $1.5 million and $1.7 million, at March 31, 2021 and December 31, 2020, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.86 to 1 and 0.62 to 1 at March 31, 2021 and December 31, 2020, respectively.

A condensed table of cash flows for the three months ended March 31, 2021 and 2020 is presented below.

(Dollars in thousands)	Three Months Ended March 31,		Change from 2020 to 2021
	2021	2020	$	%
Cash flows used in operating activities	$(20,331)	$(23,243)	2,912	-12.5%
Cash flows provided by investing activities	155	$13,423	(13,268)	-98.8%
Cash flows used in financing activities	(10,058)	$(1,375)	(8,683)	631.5%
Total cash flows	$(30,234)	$(11,195)	$(19,039)	170.1%

Cash Flows for the Three Months Ended March 31, 2021

Cash decreased by $30.2 million during the three months ended March 31, 2021 as a result of cash used in operating activities and financing activities, partially offset by cash provided by investing activities.

Our operating activities used $20.3 million of cash from net income of $1.2 million, adjusted for cash used by operating assets and liabilities of $23.0 million.

Our investing activities provided $0.1 million of cash primary due to $0.9 million of sales and distributions from non-equity method investments, partially offset by $0.8 million of purchases of other investments.

Our financing activities used $10.0 million of cash primarily due to $10 million in repurchase of bonds payable.

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

Contractual Obligations

As of March 31, 2021, our aggregate minimum future commitment on our leases was $22.4 million.

As of March 31, 2021, $76.0 million of bonds payable were outstanding, of which $36.0 million carries interest at a rate of 6.875% per annum and is due in 2029 and the remaining $40.00 million carries interest at a rate of 7.25% per annum and is due in 2027. The bonds require quarterly payments of interest. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both March 31, 2021 and 2020.

We had no material off-balance sheet arrangements as of March 31, 2021. However, through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

•	the impact of the estimates or assumptions on our financial condition or operating performance is material.

Using the foregoing criteria, we consider the following to be our critical accounting policies:

●	Valuation of Financial Instruments

●	CLO Debt Securities

●	Asset Management Investment Partnerships

●	Legal and Other Contingent Liabilities

●	Income Taxes

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

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of March 31, 2021, there were no shares available to be repurchased as part of publicly announced programs or plans.

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

Date: May 11, 2021

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer