Form 10-Q
period 2021-06-30
JMP GROUP LLC
filed 2021-08-11
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of August 6, 2021: 19,891,431.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020 (1)
Assets
Cash and cash equivalents	$86,981	$91,444
Restricted cash	1,293	1,287
Investment banking fees receivable	18,163	13,676
Marketable securities owned at fair value (includes $3,637 and $5,696 pledged as collateral at June 30, 2021 and December 31, 2020, respectively)	40,000	55,494
Other investments (includes $12,864 and $17,611 measured at fair value at June 30, 2021 and December 31, 2020, respectively)	19,033	26,821
Loans held for investment, net of allowance for loan losses	520	994
Interest receivable	302	336
Fixed assets, net	2,622	3,118
Operating lease right-of-use asset	14,449	16,244
Deferred tax asset	16,558	17,895
Other assets	26,143	14,022
Total assets	$226,064	$241,331

Liabilities and Equity
Liabilities:
Accrued compensation	$40,459	$46,353
Interest payable	515	706
Note payable	10,610	10,610
Bond payable (net of debt issuance costs of $2,221 and $2,953 at June 30, 2021 and December 31, 2020, respectively)	61,834	80,912
Operating lease liability	18,849	21,130
Deferred tax liability	8,363	8,482
Other liabilities	14,505	10,730
Total liabilities	155,135	178,923

Commitments and Contingencies (Note 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 22,797,092 shares issued at June 30, 2021 and December 31, 2020; 19,877,113 and 19,789,821 shares outstanding at June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	133,884	134,065
Treasury shares at cost, $2,919,979 and $3,007,271 shares at June 30, 2021 and December 31, 2020, respectively	(13,126)	(13,478)
Accumulated other comprehensive income (loss)	2,216	(369)
Accumulated deficit	(52,585)	(57,301)
Total JMP Group LLC shareholders' equity	70,412	62,940
Non-controlling interest	517	(532)
Total equity	70,929	62,408
Total liabilities and equity	$226,064	$241,331

(1)	The statement of financial condition as of December 31, 2020 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Investment banking	$32,713	$21,595	$65,282	$36,220
Brokerage	3,391	5,645	9,296	9,832
Asset management fees	11,101	1,712	13,270	3,428
Principal transactions	(49)	(48)	(3,260)	(17,600)
Net dividend income	215	10	215	237
Other income	1,127	912	1,943	1,847
Non-interest revenues	48,498	29,826	86,746	33,964

Interest income	1,754	1,890	3,855	4,104
Interest expense	(1,489)	(1,723)	(3,057)	(3,505)
Net interest income	265	167	798	599

(Loss) gain on repurchase, reissuance or early retirement of debt	(271)	-	(559)	697
Total net revenues	48,492	29,993	86,985	35,260

Non-interest expenses
Compensation and benefits	35,146	22,386	65,091	38,599
Administration	1,941	1,067	3,432	3,289
Brokerage, clearing and exchange fees	644	647	1,324	1,281
Travel and business development	215	54	282	976
Managed deal expenses	1,354	950	2,752	1,538
Communications and technology	1,160	1,085	2,267	2,214
Occupancy	1,173	1,194	2,371	2,393
Professional fees	1,394	731	2,221	1,621
Depreciation	265	397	540	945
Other	250	208	208	208
Total non-interest expenses	43,542	28,719	80,488	53,064
Net income (loss) before income taxes	4,950	1,274	6,497	(17,804)
Income tax expense (benefit)	1,307	176	1,686	(7,063)
Net income (loss)	3,643	1,098	4,811	(10,741)
Less: Net income (loss) attributable to non-controlling interest	15	(26)	94	(117)
Net income (loss) attributable to JMP Group LLC	$3,628	$1,124	$4,717	$(10,624)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$0.18	$0.06	$0.24	$(0.54)
Diluted	$0.17	$0.06	$0.23	$(0.54)

Weighted average common shares outstanding:
Basic	19,861	19,582	19,842	19,557
Diluted	21,043	19,744	20,870	19,557

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,643	$1,098	$4,811	$(10,741)
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities, during the period, net of income tax (benefit) and provision of ($301), $828, ($609) and ($2,335)	(864)	$2,253	(1,750)	$(6,354)
Less: Reclassification adjustments for net losses on available-for-sale securities, net of income tax provision of $233, $272, $1,417 and $3,906	931	742	4,334	10,630
Net other comprehensive income, net of income tax (benefit) and provision of ($68), $1,100, $808 and $1,571	67	2,995	2,584	4,276
Comprehensive income (loss)	3,710	4,093	7,395	(6,465)
Less: Comprehensive income (loss) attributable to non-controlling interest	15	(26)	94	(117)
Comprehensive income (loss) attributable to JMP Group LLC	$3,695	$4,119	$7,301	$(6,348)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2020	22,797	$23	$(13,479)	$134,065	$(57,301)	$(369)	$(532)	$62,408
Net income	-	-	-	-	1,089	-	79	1,168
Additional paid-in capital	-	-	-	194	-	-	-	194
Purchases of shares of common shares for treasury	-	-	(58)	-	-	-	-	(58)
Reissuance of shares of common shares from treasury	-	-	250	-	-	-	-	250
Other comprehensive income	-	-	-	-	-	2,518	-	2,518
Balance, March 31, 2021	22,797	23	(13,287)	134,259	(56,212)	2,149	(453)	66,480
Net income	-	-	-	-	3,628	-	15	3,643
Additional paid-in capital	-	-	-	(377)	-	-	975	598
Distributions and distribution equivalents paid to shareholders	-	-	-	-	-	-	(20)	(20)
Purchases of shares of common shares for treasury	-	-	(123)	-	-	-	-	(123)
Reissuance of shares of common shares from treasury	-	-	284	-	-	-	-	284
Other comprehensive income	-	-	-	-	-	67	-	67
Balance, June 30, 2021	22,797	23	(13,126)	133,882	(52,585)	2,216	517	70,929

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net loss	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	23	(14,698)	134,128	(64,336)	(3,488)	(418)	51,211
Net loss	-	-	-	-	1,124	-	(26)	1,098
Additional paid-in capital - share-based compensation	-	-	-	209	-	-	-	209
Purchases of shares of common shares for treasury	-	-	(24)	-	-	-	-	(24)
Reissuance of shares of common shares from treasury	-	-	255	-	-	-	-	255
Distribution to non-controlling interest holders	-	-	-	-	-	-	(112)	(112)
Other comprehensive income	-	-	-	-	-	2,995	-	2,995
Balance, June 30, 2020	22,797	23	(14,467)	134,337	(63,212)	(493)	(556)	55,632

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,811	$(10,741)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) on repurchase, reissuance or early retirement of debt	559	(697)
Change in other investments:
Income from investments in equity method investees	(1,066)	(592)
Gain on other investments	(2,236)	(1,187)
Depreciation and amortization	248	716
Share-based compensation expense	1,325	897
Distributions of investment income from equity method investments	848	788
Deferred income tax expense	1,686	-
Other, net	211	(202)
Net change in operating assets and liabilities:
Decrease in interest receivable	34	135
Increase in receivables	(4,695)	(3,757)
Decrease in marketable securities	20,862	18,882
Increase in other assets	(10,236)	(5,341)
Decrease in marketable securities sold, but not yet purchased	-	(1,438)
(Decrease) increase in interest payable	(191)	188
Decrease in accrued compensation	(5,894)	(13,833)
Increase (decrease) in other liabilities	3,775	(1,892)
Net cash provided by (used in) operating activities	10,041	(18,074)

Cash flows from investing activities:
Purchases of fixed assets	(48)	(296)
Purchases of other investments	(1,546)	(159)
Sales or distributions from other investments	6,808	13,766
Sale, payoff and principal receipts on loans held for investment	487	77
Net cash provided by investing activities	5,701	13,388

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from drawdowns on line of credit and other borrowings	-	3,798
Redemption/Repurchase of bonds payable	(20,000)	(1,361)
Distributions to non-controlling interest shareholders	(20)	(112)
Employee taxes paid on shares withheld for tax-withholding purposes	(179)	(50)
Net cash (used in) provided by financing activities	(20,199)	2,275
Net decrease in cash, cash equivalents, and restricted cash	(4,457)	(2,411)
Cash, cash equivalents and restricted cash, beginning of period	92,731	50,917
Cash, cash equivalents and restricted cash, end of period	$88,274	$48,506

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,248	$3,317
Cash paid (received) during the period for taxes, net of refunds	$173	$(263)

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$531	$455

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1. Organization and Description of Business

JMP Group LLC, together with its subsidiaries (collectively, the “Company”), is a diversified financial services firm headquartered in San Francisco, California. The Company conducts its investment banking and institutional brokerage business through JMP Securities LLC (“JMP Securities”) and its asset management business through Harvest Capital Strategies LLC (“HCS”), HCAP Advisors LLC (“HCAP Advisors”) and JMP Asset Management LLC (“JMPAM”). The Company conducts certain principal investment transactions through JMP Investment Holdings LLC (“JMP Investment Holdings”) and other subsidiaries. The above entities are wholly-owned subsidiaries. HCAP Advisors became a wholly-owned subsidiary on April 1, 2021. JMP Securities is a U.S. registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of the Financial Industry Regulatory Authority (“FINRA”). JMP Securities operates as an introducing broker and does not hold funds or securities for, or owe any money or securities to, customers and does not carry accounts for customers. All customer transactions are cleared through another broker-dealer on a fully disclosed basis. HCS is a registered investment advisor under the Investment Advisers Act of 1940, as amended, and provides investment management services for sophisticated investors in investment partnerships and other entities managed by HCS. HCAP Advisors provided investment advisory services to Harvest Capital Credit Corporation (“HCC”), a publicly-traded business development company, until HCC was acquired by Portman Ridge Finance Corporation on June 9, 2021, as further described below under “Recent Transactions”. JMPAM currently manages two fund strategies: one that invests in real estate and real estate-related enterprises and another that provides credit to small and midsized private companies. JMPCA, which was a wholly-owned subsidiary until March 19, 2019, is an asset management platform that underwrites and manages investments in senior secured debt. The Company completed a Reorganization Transaction in  January 2015 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Group LLC (the “Reorganization Transaction”). The Company entered into a Contribution Agreement in November 2017 pursuant to which JMP Group Inc. became a wholly-owned subsidiary of JMP Investment Holdings, which is a wholly-owned subsidiary of JMP Group LLC.

Recent Transactions

 In February 2020, Medalist Partners Corporate Finance LLC ("MPCF") completed the securitization of Medalist Partners Corporate Finance CLO VI Ltd upon which the related CLO VI warehouse was liquidated. The Company does not hold any subordinated notes of Medalist Partners Corporate Finance CLO VI Ltd.

On June 9, 2021, HCC and Portman Ridge Finance Corporation (“PTMN”) closed a merger transaction pursuant to which HCC merged with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. In connection with the merger, the Company received aggregate consideration totaling $9.5 million and recorded a realized gain of $0.1 million. The Company’s subsidiary HCAP Advisors provided investment advisory services to HCC and in connection with the merger, Sierra Crest and HCAP Advisors have agreed to a transition services agreement pursuant to which HCAP Advisors will provide certain consulting services to Sierra Crest relating to HCC’s investment portfolio. Under the transition services agreement, HCAP Advisors is expected to earn $3.9 million in total through the three-year period commencing on the merger date.

During the second quarter, the Company received a notice of optional redemption from JMP Credit Advisors CLO III(R) LTD (“CLO III”) upon which CLO III was liquidated.  As subordinated noteholders of CLO III, the Company received equity distributions from the optional redemption of $1.7 million and $2.3 million on June 4, 2021 and June 18, 2021, respectively.  As a result of the optional redemption, the Company recorded a $2.8 million realized loss on its investment in CLO III and as of June 30, 2021, had a receivable of $1.8 million related to its pro-rata share of the remaining assets to be liquidated in CLO III.  As of August 6, 2021, the Company has received $1.0 million related to the $1.8 million receivable balance.

In June 2021, the Company sold its existing 45.0% ownership interest in Medalist Partners Corporate Finance LLC. The Company received a $1.5 million upfront cash payment, canceled its previous fee-sharing agreement, and entered into a new fee sharing agreement, in which the Company will retain an interest to receive 20 basis points of the total 35 basis points in subordinated management fees from JMP Credit Advisors CLO IV Ltd. and JMP Credit Advisors CLO V Ltd. The Company recognized a realized gain of $1.4 million on this transaction.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which the Company is the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at  June 30, 2021 and  December 31, 2020 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the six months ended June 30, 2021, there were no significant changes made to the Company’s significant accounting policies. See Note 3, Recent Accounting Pronouncements, for a summary of recently adopted or yet to be adopted accounting pronouncements, and their impact on the Company.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at June 30, 2021 and  December 31, 2020:

	June 30, 2021
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$86,981	$86,981	$-	$-	$86,981
Restricted cash and deposits	1,293	1,293	-	-	1,293
Marketable securities owned	40,000	1,151	-	38,849	40,000
Other investments measured at net asset value (1)	12,864	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	520	-	-	520	520
Long term receivable (2)	3,266	-	-	3,266	3,266
Total assets:	$147,336	$89,425	$-	$45,047	$134,472

Liabilities:
Notes payable	$10,610	-	$5,983	$4,627	$10,610
Bond payable	61,834	-	65,763	-	65,763
Total liabilities:	$72,444	$-	$71,746	$4,627	$76,373

	December 31, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,444	$91,444	$-	$-	$91,444
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	55,494	7,491	-	48,003	55,494
Equity investments	6,457	-	2,251	4,206	6,457
Other investments measured at net asset value (1)	11,155	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	994	-	-	994	994
Total assets:	$169,243	$100,222	$2,251	$55,615	$158,088

Liabilities:
Notes payable	$10,610	$-	$5,983	$4,627	$10,610
Bond payable	80,912	-	79,472	-	79,472
Total liabilities:	$91,522	$-	$85,455	$4,627	$90,082

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at  June 30, 2021 and  December 31, 2020:

(In thousands)	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$40,000	$1,151	$-	$38,849	$40,000
Other investments:
Investments in private equity, real estate and credit funds, measured at net asset value (1)	12,864	-	-	-	-
Long term receivable (2)	3,266	-	-	3,266	3,266
Total assets:	$56,130	$1,151	$-	$42,115	$43,266

(In thousands)	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$55,494	$7,491	$-	$48,003	$55,494
Other investments:
Equity investments	6,457	-	2,251	4,206	6,457
Investments in private equity, real estate and credit funds, measured at net asset value (1)	11,155	-	-	-	-
Total other investments	17,611	-	2,251	4,206	6,457
Total assets:	$73,105	$7,491	$2,251	$52,209	$61,951

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.
(2)	Included in Other Assets on the Consolidated Statements of Financial Condition.

As of June 30, 2021 and  December 31, 2020, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $2.4 million and $3.5 million as of June 30, 2021 and  December 31, 2020 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there was a transfer of $1.4 million between Levels 2 and 1 for the six months ended June 30, 2021. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the year ended December 31, 2020.

The Company’s Level 2 assets held in other investments as of December 31, 2020 consist of investments in publicly traded stocks.

As of December 31, 2020, the Company also owned securities in two public companies subject to restrictions on transfer or sale and is therefore recorded as Level 2 assets.

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

For the six months ended June 30, 2021, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	Equity Investment	Long Term Receivable	Total
Balance as of December 31, 2020	$48,003	$4,206	$-	$52,209
Investment distributions	(1,086)	(774)	-	(1,860)
Accrued interest	1,960	-	-	1,960
Realized/Unrealized losses on investments, recognized in earnings	(4,587)	(19)	-	(4,606)
Unrealized gains on investments, recognized in OCI	3,394	-	-	3,394
Balance as of March 31, 2021	$47,684	$3,412	$-	$51,097
Investment distributions	(6,834)	(4,766)	-	(11,600)
Accrued interest	1,620	-	-	1,620
Realized/Unrealized losses on investments, recognized in earnings	(3,711)	1,353	-	(2,358)
Unrealized gains on investments, recognized in OCI	90	-	-	90
Addition	-	-	3,266	3,266
Balance as of June 30, 2021	$38,849	$(0)	$3,266	$42,115

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the six months ended June 30, 2021, the fair value of the Company’s investment in CLO debt securities declined due to a decrease in the expected future cash flows from CLO debt securities, primarily due to realized credit losses in the portfolios and the liquidation of one of the CLO’s during the quarter.

The Company’s Level 3 asset in long term receivable consist of a payment stream from a sale of its equity investment. The fair value of the long term receivable is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of this long term receivable is presented in the Significant Unobservable Inputs table below. For this long term receivable, the Company elected the fair value option.

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of  June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
CLO debt securities	Discounted cash flows	Discount rate	13.5% (N/A)	17.5% (N/A)	$38,849	$48,003
		Default rate	2.0% (N/A%)	2.0% (N/A)
		Severity rate	25.0% (N/A)	25.0% (N/A)
		Prepayment rate	10.0%-25.0% (17.8%)	10.0%-25.0% (18.5%)
		Collateral liquidation price	99% (N/A)	98.0%-99.0% (98.8%)
Equity investment	Discounted cash flows	Credit factor	(N/A)	20% (N/A)	$-	$3,378
		Discount rate	(N/A)	16% (N/A)
	Market	EBITDA multiple	(N/A)	12.0x (N/A)	$-	$828
Long Term Receivable	Discounted cash flows	Discount rate	16.5%	(N/A)	$3,266	$-

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of  $2.4 million as of June 30, 2021 and December 31, 2020.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities in an unrealized position as of June 30, 2021 and December 31, 2020:

	June 30, 2021					December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO debt securities	$35,862	$2,987	$-	$38,849	2	$48,499	$-	$(496)	$48,003	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In thousands)	Available-for-Sale		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 5 years	$-	$-	$9,109	8,245
5-10 years	35,862	38,849	39,390	39,758
Total	$35,862	$38,849	$48,499	$48,003

In July 2020, the Company entered into a Seventh Amendment to its Credit Facility with CNB, that, among other things, requires the Company maintain a minimum of $6.0 million of CLO debt securities, based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh Amendment.

With the liquidation of CLO III, on August 4, 2021, the Company entered into a Ninth Amendment to its Credit Facility with CNB that restated the agreement to require the Company to maintain a minimum of $4.0 million of CLO debt securities based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh and Ninth Amendments.

6. Loans

Loans Held for Investment

As of June 30, 2021 and December 31, 2020, the number of loans held for investment was one and two, respectively. The Company reviews the credit quality of these loans on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

There were no loans past due as of June 30, 2021 and December 31, 2020. A summary of the activity in the allowance for loan losses for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	Six Months Ended	Year Ended
(In thousands)	June 30, 2021	December 31, 2020
Balance, at beginning of the period	$-	$-
Provision for loan losses	-	(112)
Charge off	-	112
Balance, at end of the period	$-	$-

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of June 30, 2021 and December 31, 2020, none of the recorded investment amount of loans issued were individually evaluated for impairment.

During the six months ended June 30, 2021, the Company did not record any impairment. During the year ended December 31, 2020, the Company recorded $0.1 million of impairment on the $1.0 million loans evaluated for impairment.

The Company had no troubled debt restructurings during the three months ended  June 30, 2021 and the year ended December 31, 2020, respectively.

7. Debt

Bond Payable

(In thousands)	June 30, 2021	December 31, 2020
7.25% Senior Notes due 2027 (1)	$30,000	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$66,000	$86,000
Less: Debt issuance costs	(2,221)	(2,953)
Less: Senior Notes repurchased (2)	(1,945)	(2,135)
Total bond payable, net	$61,834	$80,912

(1)	In February 2021, the Company redeemed $10.0 million par value of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.3 million loss on redemption, which is included in "(Loss) gain on repurchase, reissuance or early retirement of debt" on the Consolidated Statement of Operations. In June 2021, the Company redeemed another $10.0 million par value of its issued and outstanding 2027 Senior Notes. The Company recognized again another $0.3 million loss on redemption, which is included in "(Loss) gain on repurchase, reissuance or early retirement of debt" on the Consolidated Statement of Operations.

(2)	In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which is included in “(Loss) gain on repurchase, reissuance or early retirement of debt” on the Consolidated Statements of Operations.

The 7.25% senior notes due 2027 (the “2027 Senior Notes”) and the 6.875% senior notes due 2029 (the "2029 Senior Notes") (the 2027 and 2029 Senior Notes are collectively referred to as the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both June 30, 2021 and December 31, 2020, the Company was in compliance with the debt covenants in the indentures.

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

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	June 30, 2021	December 31, 2020
$25 million, JMP Holding Credit Agreement	$5,983	$5,983
Paycheck Protection Program (the "PPP") loan	3,798	3,798
Note payable to an affiliate (Note 16)	829	829
Total note payable, lines of credit, and credit facilities	$10,610	$10,610

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

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of June 30, 2021 and December 31, 2020, the Borrowing Base exceeded $25 million, respectively.

With the liquidation of CLO III, on August 4, 2021, the Company entered into a Ninth Amendment to its Credit Facility with CNB that restated the agreement to require the Company to maintain a minimum of $4.0 million of CLO debt securities based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh and Ninth Amendments.

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

As of June 30, 2021, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. As of June 30, 2021 and 2020, the Company was in compliance with the covenants under the Credit Agreement.

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

Separately, under a Revolving Note and Cash Subordination Agreement, JMP Securities holds a $20.0 million revolving line of credit (the "Line of Credit") with CNB to be used for regulatory capital purposes during its securities underwriting activities. On June 29, 2021, JMP Securities entered Amendment Number Twelve to the Revolving Note Agreement. Pursuant to this amendment, the $20.0 million Revolving Note Agreement was extended for one year until June 30, 2022. On June 30, 2022, any existing outstanding amount under the Revolving Note will convert to a term loan maturing the following year. There was no borrowing on this Line of Credit as of June 30, 2021 and December 31, 2020, respectively. Borrowings under the Line of Credit will bear interest at a rate to be agreed upon at the time of advance between the Company and CNB.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including providing loans to qualifying companies, under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”). On April 17, 2020, JMP Securities entered into a promissory note (the “PPP Loan”) with CNB as the lender (the “Lender”), pursuant to which the Lender agreed to loan the Company $3.8 million. The proceeds of the PPP Loan were available to be used to pay for payroll costs, rent and other eligible costs. As of June 30, 2021, the Company has used all of the PPP Loan proceeds for eligible costs and has applied for forgiveness, and is waiting to be granted such forgiveness.

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

8. Other Assets and Other Liabilities

At June 30, 2021 and December 31, 2020, other assets and other liabilities consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$18,110	$4,333
Prepaid expenses	5,516	6,954
Loans held for sale (1)	2,412	2,412
Other assets	105	323
Total other assets	$26,143	$14,022

(1)	Loans held for sale are carried at the lower of cost or fair value less cost to sell.

(In thousands)	June 30, 2021	December 31, 2020
Accounts payable & accrued liabilities	$6,605	$6,726
Deferred compensation liabilities	7,315	3,621
Other liabilities	585	383
Total other liabilities	$14,505	$10,730

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

The following table summarizes the share-based compensation expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Restricted stock unit awards	$801	$339	$1,139	$655
Stock option awards	81	126	187	241
Share-based compensation expense	$882	$464	$1,326	$897

Share Options

The following table summarizes the share option activity for the six months ended June 30, 2021:

	Six Months Ended
	June 30, 2021
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	2,000,000	$3.04
Granted	-	-
Forfeited	-	-
Balance, end of period	2,000,000	$3.04

Options exercisable at end of period	500,000	$3.04

The following table summarizes the share options outstanding as well as share options vested and exercisable as of June 30, 2021 and 2020:

June 30, 2021
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	2,000,000	3.61	$3.04	$6,180,000	500,000	3.61	$3.04	$1,545,000

June 30, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	2,000,000	4.61	$3.04	$-	-	-	$-	$-

The Company recognizes share-based compensation expense, net of estimated forfeitures, for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of  June 30, 2021 and 2020, there was $0.4 million and $1.3 million of unrecognized compensation expense related to share options, respectively.

There were no share options exercised during the six months ended June 30, 2021 and 2020. As a result, the Company did not recognize any current income tax benefits from the exercise of share options during both periods.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

The following table summarizes restricted share unit ("RSU") activity for the six months ended June 30, 2021:

	Six Months Ended
	June 30, 2021
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	220,209	$3.32
Granted	497,724	5.31
Vested	(118,467)	4.83
Forfeited	(18,878)	4.24
Balance, end of period	580,588	$4.69

The aggregate fair value of RSUs vested during the six months ended June 30, 2021 were $0.6 million. The income tax benefits realized from the vested RSUs were $0.16 million for the six months ended June 30, 2021.

The Company recognizes compensation expense, net of estimated forfeitures, for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

For the six months ended June 30, 2021, the Company recognized income tax benefits of $0.2 million related to the compensation expense recognized for RSUs. As of June 30, 2021, there was $1.7 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.5 years.

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

The computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to JMP Group LLC	$3,628	$1,124	$4,717	$(10,624)

Denominator:
Basic weighted average shares outstanding	19,861	19,582	19,842	19,557

Effect of potential dilutive securities:
Restricted share units and share options	1,182	162	1,028	-

Diluted weighted average shares outstanding	21,043	19,744	20,870	19,557

Net income (loss) per share
Basic	$0.18	$0.06	$0.24	$(0.54)
Diluted	$0.17	$0.06	$0.23	$(0.54)

Share options to purchase 2,000,000 of common shares for the three and six months ended June 30, 2021, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 119,449 common shares for the six months ended June 30, 2020, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding due to the net loss.

12. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

(in thousands)	Three Months Ended June 30, 2021
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$16,946	$-	$-	$16,946
Strategic advisory and private placements	15,767	-	-	15,767
Total investment banking revenues	32,713	-	-	32,713
Commissions	2,270	-	-	2,270
Research payments	1,101	-	-	1,101
Net trading gains	20	-	-	20
Total brokerage revenues	3,391	-	-	3,391
Base management fees	-	1,298	-	1,298
Incentive management fees	-	9,803	-	9,803
Total asset management fees	-	11,101	-	11,101
Total revenues from contracts with customers	$36,104	$11,101	$-	$47,205

(in thousands)	Three Months Ended June 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$14,569	$-	$-	$14,569
Strategic advisory and private placements	7,026	-	-	7,026
Total investment banking revenues	21,595	-	-	21,595
Commissions	3,996	-	-	3,996
Research payments	1,387	-	-	1,387
Net trading losses	262	-	-	262
Total brokerage revenues	5,645	-	-	5,645
Base management fees	-	1,682	(25)	1,657
Incentive management fees	-	56	-	56
Total asset management fees	-	1,737	(25)	1,712
Total revenues from contracts with customers	$27,240	$1,737	$(25)	$28,952

(in thousands)	Six Months Ended June 30, 2021
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$42,615	$-	$-	$42,615
Strategic advisory and private placements	22,667	-	-	22,667
Total investment banking revenues	65,282	-	-	65,282
Commissions	6,892	-	-	6,892
Research payments	2,267	-	-	2,267
Net trading gains	137	-	-	137
Total brokerage revenues	9,296	-	-	9,296
Base management fees	-	3,392	-	3,392
Incentive management fees	-	9,878	-	9,878
Total asset management fees	-	13,270	-	13,270
Total revenues from contracts with customers	$74,578	$13,270	$-	$87,848

(in thousands)	Six Months Ended June 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$23,125	$-	$-	$23,125
Strategic advisory and private placements	13,095	-	-	13,095
Total investment banking revenues	36,220	-	-	36,220
Commissions	7,714	-	-	7,714
Research payments	2,628	-	-	2,628
Net trading losses	(511)	-	-	(511)
Total brokerage revenues	9,832	-	-	9,832
Base management fees	-	3,409	(50)	3,359
Incentive management fees	-	69	-	69
Total asset management fees	-	3,478	(50)	3,428
Total revenues from contracts with customers	$46,052	$3,478	$(50)	$49,479

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

For the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $1.3 million and tax expense of $0.2 million, respectively. The effective tax rate is 26.40% and 13.82% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $1.7 million and tax benefit of $7.1 million, respectively. The effective tax rate is 26.0% and 39.7% for the six months ended June 30, 2021 and 2020, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the six months ended June 30, 2021, the Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefit that was created after stock compensation awards were vested.

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

14. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both  June 30, 2021 and December 31, 2020.

The marketable securities owned and the restricted cash, as well as the cash held by clearing brokers may be used to maintain margin requirements. The Company had $0.8 million and $0.8 million of cash on deposit with JMP Securities’ clearing brokers at  June 30, 2021 and December 31, 2020, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by clearing brokers.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both June 30, 2021 and December 31, 2020.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $40.3 million and $42.3 million, which were $38.7 million and $40.6 million in excess of the required net capital of $1.6 million and $1.7 million at  June 30, 2021 and December 31, 2020 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.62 to 1 at  June 30, 2021 and December, 31, 2020.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of  June 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $11.5 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $11.5 million and $9.8 million, for the periods, respectively and an investment in HCC common stock of zero and $7.5 million for the periods, respectively. Base management fees earnedfrom these affiliated entities were $1.3 million and $1.7 million for the three months ended June 30, 2021 and 2020. Also, the Company earned incentive fees of $9.8 million and zero, from these affiliated entities for the three months ended June 30, 2021 and 2020.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of June 30, 2021, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2019, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both June 30, 2021 and December 31, 2020, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of the loan was $2.4 million as of both  June 30, 2021 and December 31, 2020 using the bid price.

On November 20, 2017, the Company entered into a purchase agreement with the same registered investment advisor for the purchase of 24.9% ownership of the entity. The Company recognized its investment using the equity method, with related gains recognized in other income. The company recognized $0.1 million and $0.1 million in other income for the three months ended  June 30, 2021 and 2020, respectively. As of  June 30, 2021 and December 31, 2020, the investment balance was $4.7 million and $4.5 million, respectively.

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

JMP Securities has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ indemnification obligations to its clearing brokers have no maximum amount. All unsettled trades at  June 30, 2021 and December 31, 2020 have subsequently settled with no resulting material liability to the Company. For the six months ended June 30, 2021 and 2020, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of June 30, 2021 and December 31, 2020.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. In addition, the Company had unfunded commitments to lend to a borrower. The Company had no material unfunded commitments to lend to a borrower as of  June 30, 2021 and December 31, 2020.

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

	Three Months Ended June 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$32,713	$-	$-	$-	$-	$-	$32,713	$-		$32,713
Brokerage	3,391	-	-	-	-	-	3,391	-		3,391
Asset management related fees	93	11,628	491	12,119	-	(25)	12,187	(1,086)	(a)	11,101
Principal transactions	167	-	3,086	3,086	-	-	3,253	(3,302)	(b)	(49)
Other income	-	-	-	-	-	-	-	1,127	(a)	1,127
Net interest income	-	-	290	290	-	-	290	(25)	(c)	265
Gain (loss) on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	(271)	(d)	(271)
Net dividend income	-	-	215	215	-	-	215	-		215
Total net revenues	36,364	11,628	4,082	15,710	-	(25)	52,049	(3,557)		48,492

Non-interest expenses	31,970	8,940	352	9,292	2,529	(25)	43,766	(224)	(e)	43,542

Operating income (loss) before taxes	4,394	2,688	3,730	6,418	(2,529)	-	8,283	(3,333)		4,950

Income tax expense (benefit)	1,142	699	971	1,670	(658)	-	2,154	(847)	(f)	1,307
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	15	(a),(c),(e)	15

Operating net income (loss)	$3,252	$1,989	$2,759	$4,748	$(1,871)	$-	$6,129	$(2,501)	(g)	$3,628

	As of June 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$86,752	$12,909	$61,139	$74,048	$120,121	$(54,857)	$226,064	$-	$226,064

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$21,595	$-	$-	$-	$-	$-	$21,595	$-		$21,595
Brokerage	5,645	-	-	-	-	-	5,645	-		5,645
Asset management related fees	7	1,941	379	2,320	-	(42)	2,285	(573)	(a)	1,712
Principal transactions	458	-	1,809	1,809	-	-	2,267	(2,315)	(b)	(48)
Net dividend income	-	-	49	49	-	-	49	(39)	(c )	10
Other income	-	-	-	-	-	-	-	912	(a)	912
Net interest income	-	-	192	192	-	-	192	(25)	(c )	167
Gain on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	-	(d )	-
Total net revenues	27,705	1,941	2,429	4,370	-	(42)	32,033	(2,040)		29,993

Non-interest expenses	24,045	2,144	303	2,447	2,082	(42)	28,532	187	(e )	28,719

Operating income (loss) before taxes	3,660	(203)	2,126	1,923	(2,082)	-	3,501	(2,227)		1,274

Income tax expense (benefit)	951	(53)	553	500	(541)	-	910	(734)	(f )	176
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(26)	(a), (c ), (e )	(26)

Operating net income (loss)	$2,709	$(150)	$1,573	$1,423	$(1,541)	$-	$2,591	$(1,467)	(g )	$1,124

	As of June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$49,796	$10,637	$76,462	$87,098	$229,133	$(159,144)	$206,883	$-	$206,883

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Six Months Ended June 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$65,282	$-	$-	$-	$-	$-	$65,282	$-		$65,282
Brokerage	9,296	-	-	-	-	-	9,296	-		9,296
Asset management related fees	114	13,802	843	14,645	-	(50)	14,709	(1,439)	(a)	13,270
Principal transactions	(277)	-	4,196	4,196	-	-	3,919	(7,179)	(b)	(3,260)
Other income	-	-	-	-	-	-	-	1,943	(a)	1,943
Net interest income	-	-	848	848	-	-	848	(50)	(c)	798
Gain (loss) on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	(559)	(d)	(559)
Net dividend income	-	-	215	215	-	-	215	-		215
Total net revenues	74,415	13,802	6,102	19,904	-	(50)	94,269	(7,284)		86,985

Non-interest expenses	64,278	11,147	649	11,796	4,849	(50)	80,873	(385)	(e)	80,488

Operating income (loss) before taxes	10,137	2,655	5,453	8,108	(4,849)	-	13,396	(6,899)		6,497

Income tax expense (benefit)	2,635	691	1,418	2,109	(1,261)	-	3,483	(1,797)	(f)	1,686
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	94	(a),(c),(e)	94

Operating net income (loss)	$7,502	$1,964	$4,035	$5,999	$(3,588)	$-	$9,913	$(5,196)	(g)	$4,717

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, one-time charge recorded in connection with severance costs deriving from strategic restructuring and reduction of headcount, and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Six Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$36,220	$-	$-	$-	$-	$-	$36,220	$-		$36,220
Brokerage	9,832	-	-	-	-	-	9,832	-		9,832
Asset management related fees	159	3,844	712	4,556	-	(87)	4,628	(1,200)	(a)	3,428
Principal transactions	487	-	1,861	1,861	-	-	2,348	(19,948)	(b)	(17,600)
Net dividend income	-	-	305	305	-	-	305	(68)	(c)	237
Other income	-	-	-	-	-	-	-	1,847	(a)	1,847
Net interest income	-	-	650	650	-	-	650	(51)	(c)	599
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d)	697
Total net revenues	46,698	3,844	4,314	8,158	-	(87)	54,769	(19,509)		35,260

Non-interest expenses	43,246	4,506	454	4,960	3,874	(87)	51,993	1,071	(e)	53,064

Operating income (loss) before taxes	3,452	(662)	3,860	3,198	(3,874)	-	2,776	(20,580)		(17,804)

Income tax expense (benefit)	889	(173)	1,012	839	(1,007)	-	722	(7,785)	(f)	(7,063)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(117)	(a),(c),(e)	(117)

Operating net income (loss)	$2,563	$(489)	$2,848	$2,359	$(2,868)	$-	$2,055	$(12,678)	(g)	$(10,624)

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

20. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	June 30, 2021				December 31, 2020
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$38,849	$-	$38,849	$824,680	$52,714	$-	$52,714	$1,169,243
Fund investments	13,016	363	15,456	589,145	10,765	311	14,311	465,365
Other investments	756	-	756	1,151,098	4,404	25	4,404	1,172,018
Total	$52,621	$363	$55,061	$2,564,923	$67,883	$336	$71,429	$2,806,626

21. Subsequent Events

On July 30, 2021, the Company received a $23.8 million distribution from Workspace Property Trust LP (“Workspace”) that recently completed a dividend recapitalization. The Company records its equity interest in Workspace using equity method accounting and currently holds its interest at zero.

On July 19, 2021, the Company redeemed $15.0 million par value of its issued and outstanding 2027 Senior Notes.

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of three target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

Operating Results

A summary of the Company’s operating results for the three and six months ended June 30, 2021 and 2020, is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Total net revenues	$48,492	$29,993	$86,985	$35,260

Net income/(loss) attributable to JMP Group	3,628	1,124	4,717	(10,624)
Net income/(loss) attributable to JMP Group per share	0.18	0.06	0.24	(0.54)

Operating Net Income/(Loss)*	6,129	2,591	9,913	2,054
Operating Net Income/(Loss) per share*	0.29	0.13	0.47	0.10

*	Operating Net Income (Loss) is a non-GAAP measure. See the section titled Operating Net Income (Non-GAAP Financial Measure) for more information about this non-GAAP measure, including a reconciliation to net income (loss).

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

On June 9, 2021, HCC and Portman Ridge Finance Corporation (“PTMN”) closed a merger transaction pursuant to which HCC merged with and into PTMN, a business development company managed by Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of BC Partners Advisors L.P. In connection with the merger, the Company received aggregate consideration totalin g $9.5 million and recorded a realized gain o f $0.1 million. The Company’s subsidiary HCAP Advisors provided investment advisory services to HCC and in connection with the merger, Sierra Crest and HCAP Advisors have agreed to a transition services agreement pursuant to which HCAP Advisors will provide certain consulting services to Sierra Crest relating to HCC’s investment portfolio. Under the transition services agreement, HCAP Advisors is expected to earn $3.9 million in total through the three-year period commencing on the merger date.

In June 2021, the Company sold its existing 45.0% ownership interest in Medalist Partners Corporate Finance LLC. The Company received a $1.5 million upfront cash payment, canceled its previous fee-sharing agreement, and entered into a new fee sharing agreement, in which the Company will retain an interest to receive 20 basis points of the total 35 basis points in subordinated management fees from JMP Credit Advisors CLO IV Ltd. And JMP Credit Advisors CLO V Ltd. The Company recognized a realized gain of $1.4 million on this transaction.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change From 2020 to 2021		Six Month Change From 2020 to 2021
	2021	2020	2021	2020	$	%	$	%
Revenues
Investment banking	$32,713	$21,595	$65,282	$36,220	$11,118	51.5%	$29,062	80.2%
Brokerage	3,391	5,645	9,296	9,832	(2,254)	-39.9%	(536)	-5.5%
Asset management fees	11,101	1,712	13,270	3,428	9,389	548.4%	9,842	287.1%
Principal transactions	(49)	(48)	(3,260)	(17,600)	(1)	2.1%	14,340	-81.5%
Net dividend income	215	10	215	237	205	2050.0%	(22)	-9.3%
Other income	1,127	912	1,943	1,847	215	23.6%	96	5.2%
Non-interest revenues	48,498	29,826	86,746	33,964	18,672	62.6%	52,782	155.4%

Interest income	1,754	1,890	3,855	4,104	(136)	-7.2%	(249)	-6.1%
Interest expense	(1,489)	(1,723)	(3,057)	(3,505)	234	-13.6%	448	-12.8%
Net interest income	265	167	798	599	98	58.7%	199	33.2%

(Loss) gain on repurchase, reissuance, or early retirement of debt	(271)	-	(559)	697	(271)	-100.0%	(1,256)	-180.2%
Total net revenues	48,492	29,993	86,985	35,260	18,499	61.7%	51,725	146.7%

Non-interest expenses
Compensation and benefits	35,146	22,386	65,091	38,599	12,760	57.0%	26,492	68.6%
Administration	1,941	1,067	3,432	3,289	874	81.9%	143	4.3%
Brokerage, clearing and exchange fees	644	647	1,324	1,281	(3)	-0.5%	43	3.4%
Travel and business development	215	54	282	976	161	298.1%	(694)	-71.1%
Managed deal expenses	1,354	950	2,752	1,538	404	42.5%	1,214	78.9%
Communications and technology	1,160	1,085	2,267	2,214	75	6.9%	53	2.4%
Occupancy	1,173	1,194	2,371	2,393	(21)	-1.8%	(22)	-0.9%
Professional fees	1,394	731	2,221	1,621	663	90.7%	600	37.0%
Depreciation	265	397	540	945	(132)	-33.2%	(405)	-42.9%
Other (loss)	250	208	208	208	42	20.2%	0	0.0%
Total non-interest expenses	43,542	28,719	80,488	53,064	14,823	51.6%	27,424	51.7%
Net income (loss) before income taxes	4,950	1,274	6,497	(17,804)	3,676	288.5%	24,301	-136.5%
Income tax expense (benefit)	1,307	176	1,686	(7,063)	1,131	642.6%	8,749	-123.9%
Net income (loss)	3,643	1,098	4,811	(10,741)	2,545	231.8%	15,552	-144.8%
Less: Net income (loss) attributable to non-controlling interest	15	(26)	94	(117)	41	-157.7%	211	-180.3%
Net income (loss) attributable to JMP Group LLC	$3,628	$1,124	$4,717	$(10,624)	$2,504	222.8%	$15,341	-144.4%

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

	Three Months Ended June 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$32,713	$-	$-	$-	$-	$-	$32,713
Brokerage	3,391	-	-	-	-	-	3,391
Asset management related fees	93	11,628	491	12,119	-	(25)	12,187
Principal transactions	167	-	3,086	3,086	-	-	3,253
Net interest income	-	-	290	290	-	-	290
Net dividend income	-	-	215	215	-	-	215
Adjusted net revenues	36,364	11,628	4,082	15,710	-	(25)	52,049

Non-interest expenses	31,970	8,940	352	9,292	2,529	(25)	43,766

Operating pre-tax net income (loss)	4,394	2,688	3,730	6,418	(2,529)	-	8,283

Income tax expense (benefit)	1,142	699	971	1,670	(658)	-	2,154

Operating net income (loss)	$3,252	$1,989	$2,759	$4,748	$(1,871)	$-	$6,129

	Three Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$21,595	$-	$-	$-	$-	$-	$21,595
Brokerage	5,645	-	-	-	-	-	5,645
Asset management related fees	7	1,941	379	2,320	-	(42)	2,285
Principal transactions	458	-	1,809	1,809	-	-	2,267
Net dividend income	-	-	49	49	-	-	49
Net interest income	-	-	192	192	-	-	192
Adjusted net revenues	27,705	1,941	2,429	4,370	-	(42)	32,033

Non-interest expenses	24,045	2,144	303	2,447	2,082	(42)	28,532

Operating pre-tax net income (loss)	3,660	(203)	2,126	1,923	(2,082)	-	3,501

Income tax expense (benefit)	951	(53)	553	500	(541)	-	910

Operating net income (loss)	$2,709	$(150)	$1,573	$1,423	$(1,541)	$-	$2,591

	Six Months Ended June 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$65,282	$-	$-	$-	$-	$-	$65,282
Brokerage	9,296	-	-	-	-	-	9,296
Asset management related fees	114	13,802	843	14,645	-	(50)	14,709
Principal transactions	(277)	-	4,196	4,196	-	-	3,919
Net interest income	-	-	848	848	-	-	848
Net dividend income	-	-	215	215	-	-	215
Adjusted net revenues	74,415	13,802	6,102	19,904	-	(50)	94,269

Non-interest expenses	64,278	11,147	649	11,796	4,849	(50)	80,873

Operating pre-tax net income (loss)	10,137	2,655	5,453	8,108	(4,849)	-	13,396

Income tax expense (benefit)	2,635	691	1,418	2,109	(1,261)	-	3,483

Operating net income (loss)	$7,502	$1,964	$4,035	$5,999	$(3,588)	$-	$9,913

	Six Months Ended June 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$36,220	$-	$-	$-	$-	$-	$36,220
Brokerage	9,832	-	-	-	-	-	9,832
Asset management related fees	159	3,844	712	4,556	-	(87)	4,628
Principal transactions	487	-	1,861	1,861	-	-	2,348
Net dividend income	-	-	305	305	-	-	305
Net interest income	-	-	650	650	-	-	650
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Adjusted net revenues	46,698	3,844	4,314	8,158	-	(87)	54,769

Non-interest expenses	43,246	4,506	454	4,960	3,874	(87)	51,993

Operating pre-tax net income (loss)	3,452	(662)	3,860	3,198	(3,874)	-	2,776

Income tax expense (benefit)	889	(173)	1,012	839	(1,007)	-	721

Operating net income (loss)	$2,563	$(489)	$2,848	$2,359	$(2,867)	$-	$2,055

The following table reconciles consolidated net income (loss) attributable to JMP Group LLC to total Operating Net Income (Loss) for the three and six months ended June 30, 2021 and 2020.

(In thousands)	Three Months Ended June 30,
	2021	2020
Consolidated net income (loss) attributable to JMP Group LLC	$3,628	$1,124
Income tax expense (benefit)	1,307	176
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$4,935	$1,300
Subtract (addback)
Share-based awards and deferred compensation	225	130
Early retirement/repurchase of debt	(271)	-
Impairment – CLO equity	(3,711)	(1,013)
Unrealized loss – real estate-related depreciation and amortization	(492)	(516)
Unrealized mark-to-market loss -strategic equity investments	901	(802)
Total Consolidation Adjustments and Reconciling Items	(3,348)	(2,201)
Total segments operating pre-tax net income (loss)	$8,283	$3,501

Subtract (addback) segment income tax expense (benefit)	2,154	910
Operating Net Income (Loss)	$6,129	$2,591

(In thousands)	Six Months Ended June 30,
	2021	2020
Consolidated net income (loss) attributable to JMP Group LLC	$4,717	$(10,625)
Income tax expense (benefit)	1,686	(7,063)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$6,403	$(17,688)
Subtract (addback)
Share-based awards and deferred compensation	746	(416)
Early retirement/repurchase of debt	(559)	(89)
Impairment – CLO equity	(8,298)	(14,537)
Unrealized loss – real estate-related depreciation and amortization	(863)	(854)
Unrealized mark-to-market loss -strategic equity investments	1,981	(4,568)
Total Consolidation Adjustments and Reconciling Items	(6,993)	(20,464)
Total segments operating pre-tax net income (loss)	$13,396	$2,776

Subtract (addback) segment income tax expense (benefit)	3,483	722
Operating Net Income (Loss)	$9,913	$2,055

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $11.1 million, or 51.5%, from $21.6 million for the quarter ended June 30, 2020 to $32.7 million for the same period in 2021. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 72.0% for the quarter ended June 30, 2020 to 67.5% for the quarter ended June 30, 2021. On an operating basis, investment banking revenues were 62.9% and 67.4% for the quarters ended June 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended June 30,				Change from 2021 to 2020
	2021		2020
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	34	$16,946	22	$14,569	12	$2,377	16.3%
Strategic advisory and private placements	11	15,767	5	7,026	6	$8,741	124.4%
Total	45	$32,713	27	$21,594.52	18	$11,118	51.5%

The increase in revenues was driven by a 124.4%  increase in Strategic advisory and private placements revenues as the number of transactions in which we acted as a bookrunning manager was 4 in the three months ended  June 30, 2021 compared to zero for the quarter ended June 30, 2020, in addition to a 16.3% increase in Equity and debt origination revenues. JMP executed 34 and 22 deals for the quarters ended June 30, 2021 and 2020, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $2.3 million from $5.6 million for the quarter ended June 30, 2020 to $3.4 million for the quarter ended June 30, 2021. Brokerage revenues decreased as a percentage of total net revenues, from 18.8% for the quarter ended June 30, 2020 to 7.0% for the quarter ended June 30, 2021. On an operating basis, brokerage revenues were 6.5% and 17.6% for the quarters ended June 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended June 30,
	2021	2020
Asset management related fees:
Fees reported as asset management fees	$11,101	$1,712
Fees reported as other income	1,127	912
Less: Non-controlling interests	(41)	(339)
Total segment asset management related fee revenues	$12,187	$2,285

Fees reported as asset management fees were $11.1 million and $1.7 million for the quarters ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, asset management revenues increased from 5.7% for the quarter ended June 30, 2020 to 22.9% for the quarter ended June 30, 2021, predominantly due to an increase in incentive fees earned of $9.8 million.

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

Total segment asset management related fee revenue increased $9.9 million from $2.3 million for the quarter ended June 30, 2020 to $12.2 million for the quarter ended June 30, 2021. On an operating basis, asset management related fee revenues were 23.4% and 7.1% for the quarters ended June 30, 2021 and 2020, respectively, as a percentage of total net revenues.

The following table presents a summary of the Company’ s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	June 30,	December 31,
	2021	2020
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$629,569	$659,695
Client Assets Under Management by Sponsored Funds (2)	3,403,166	4,933,913

JMP Group LLC total client assets under management	$4,032,735	$5,593,608

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount. As of June 30, 2021, HCAP Advisors LLC no longer has assets under management.
(2)
Sponsored funds are third-party asset managers in which the Company owns an economic interest. As of June 30, 2021, Sponsored Funds no longer include CLOs and CLO warehouse assets managed by Medalist Partners Corporate Finance.

Principal Transactions

Principal transaction revenues remained consistent from a break-even for the quarter ended June 30, 2020 to a break-even for the same period in 2021.

Total segment principal transaction revenues increased from $2.3 million for the quarter ended June 30, 2020 to $3.3 million for the same period in 2021. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2021 and 2020 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended June 30,
	2021	2020

Equity and other securities	$957	$333
Warrants and other investments	2,296	1,414
Investment partnerships	-	520
Total segment principal transaction revenues	3,253	2,267
Operating adjustment addbacks	(3,302)	(2,315)
Total principal transaction revenues	$(49)	$(48)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues decreased from 7.1% for the quarter ended June 30, 2020 to 6.2% for the quarter ended June 30, 2021.

Net Interest Income/Expense

Net interest income increased $0.1 million from $0.2 million for the quarter ended June 30, 2020 to $0.3 million for the quarter ended June 30, 2021. As a percentage of total net revenues, net interest income was 0.6% for the quarter ended June 30, 2020 and 0.5% for the quarter ended June 30, 2021.

Total segment net interest income increased $0.1 million from $0.2 million for the quarter ended June 30, 2020 to $0.3 million for the quarter ended June 30, 2021. Net interest income is earned in our Investment Income segment. Total segment net interest income reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 0.6% for the quarter ended June 30, 2020 and 0.6% for the quarter ended June 30, 2021.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $12.8 million, or 57.0%, from $22.4 million for the quarter ended June 30, 2020 to $35.1 million for the quarter ended June 30, 2021.

Compensation and benefits as a percentage of revenues decreased from 74.6% of total net revenues for the quarter ended June 30, 2020 to 72.5% for the quarter ended June 30, 2021.

Administration

Administration expense increased $0.9 million from $1.1 million for the quarter ended June 30, 2020 to $1.9 million for the quarter ended June 30, 2021. As a percentage of total net revenues, administration expense was 4.0% and 3.6% for the quarters ended June 30, 2021 and 2020, respectively.

Travel and Business Development

Travel and business development expense was $0.2 million and $0.1 million for the quarters ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, travel and business development expense was 0.4% and 0.2% for the quarters ended June 30, 2021 and 2020, respectively.

Communications and Technology

Communications and technology expense was $1.2 million and $1.1 million for the quarters ended June 30, 2021 and 2020. As a percentage of total net revenues, communications and technology expense was 2.4% and 3.6% for the quarters ended June 30, 2021 and 2020, respectively.

Occupancy

Occupancy expenses was $1.2 million for both of the quarters ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, occupancy expenses were 2.4% and 4.0% for the quarters ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense was $1.3 million and $0.1 million for the quarters ended June 30, 2021 and 2020, respectively. The Company's tax expense increased for the quarter ended June 30, 2021 from June 30, 2020 due to an increase from net income.

On January 1, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, going forward.

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

Segment income tax was a $2.2 million expense and $0.9 million expense for the quarters ended June 30, 2021 and 2020, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the three months ended June 30, 2021 and 2020 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $29.1 million, or 80.2%, from $36.2 million for the six months ended June 30, 2020 to $65.3 million for the same period in 2021. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 102.7% for the six months ended June 30, 2020 to 75.0% for the six months ended June 30, 2021. On an operating basis, investment banking revenues were 69.3% and 66.1% for the six months ended June 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Six Months Ended June 30,				Change from 2021 to 2020
	2021		2020
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	75	$42,615	39	$23,125	36	$19,490	84.3%
Strategic advisory and private placements	17	22,667	9	13,095	8	$9,572	73.1%
Total	92	$65,282	48	$36,220	44	$29,062	80.2%

The increase in revenues was driven by an 84.3% increase in equity and debt origination revenues as JMP executed 75 deals in the six months ended June 30, 2021 compared to 39 for the same period in 2020, in addition to a 73.1% increase in strategic advisory and private placements revenues. The number of transactions in which we acted as a bookrunning manager was 9 and 2 for the six months ended June 30, 2021 and 2020, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.5 million from $9.8 million for the six months ended June 30, 2020 to $9.3 million for the six months ended June 30, 2021. Brokerage revenues decreased as a percentage of total net revenues, from 18.8% for the six months ended June 30, 2020 to 7.0% for the six months ended June 30, 2021. On an operating basis, brokerage revenues were 9.9% and 18.0% for the six months ended June 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Six Months Ended June 30,
	2021	2020
Asset management related fees:
Fees reported as asset management fees	$13,270	$3,428
Fees reported as other income	1,943	1,847
Less: Non-controlling interests in asset management related fee revenues	504	647
Total segment asset management related fee revenues	$15,717	$5,922

Fees reported as asset management fees were $13.3 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, asset management revenues increased from 9.7% for the six months ended June 30, 2020 to 15.3% for the six months ended June 30, 2021 due to an increase of incentive fees earned of $9.8 million.

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

Total segment asset management related fee revenue increased $9.8 million from $5.9 million for the six months ended June 30, 2020 to $15.7 million for the six months ended June 30, 2021. On an operating basis, asset management related fee revenues were 15.6% and 8.5% for the six months ended June 30, 2021 and 2020, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues increased $14.3 million from a loss of $17.6 million for the six months ended June 30, 2020 to a loss of $3.3 million for the same period in 2021. This increase was primarily driven by a $8.3 million impairment loss on CLO debt securities for the six months ended June 30, 2021 compared to the loss for the six months ended June 30, 2020 of $14.5 million.

Total segment principal transaction revenues increased from $2.3 million for the six months ended June 30, 2020 to $3.9 million for the same period in 2021. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2021 and 2020 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Six Months Ended June 30,
	2021	2020

Equity and other securities	$847	$(491)
Warrants and other investments	2,559	2,321
Investment partnerships	513	518
Total segment principal transaction revenues	3,919	2,348
Operating adjustment addbacks	(7,179)	(19,948)
Total principal transaction revenues	$(3,260)	$(17,600)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues decreased from 4.3% for the six months ended June 30, 2020 to 4.2% for the six months ended June 30, 2021.

Net Interest Income/Expense

Net interest income increased $0.2 million from $0.6 million for the six months ended June 30, 2020 to $0.8 million for the six months ended June 30, 2021 As a percentage of total net revenues, net interest income was 1.7% for the six months ended June 30, 2020 and 0.9% for the six months ended June 30, 2021.

Total segment net interest income increased $0.2 million from $0.7 million for the six months ended June 30, 2020 to $0.8 million for the six months ended June 30, 2021. Net interest income is earned in our Investment Income segment. Total segment net interest income reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 0.9% for the six months ended June 30, 2020 and 0.9% for the six months ended June 30, 2021.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $26.5 million, or 68.6%, from $38.6 million for the six months ended June 30, 2020 to $65.1 million for the six months ended June 30, 2021.

Compensation and benefits as a percentage of revenues decreased from 109.5% of total net revenues for the six months ended June 30, 2020 to 74.8% for the six months ended June 30, 2021.

Administration

Administration expense increased $0.1 million from $3.3 million for the six months ended June 30, 2020 to $3.4 million for the six months ended June 30, 2021. As a percentage of total net revenues, administration expense was 3.9% and 9.3% for the six months ended June 30, 2021 and 2020, respectively.

Travel and Business Development

Travel and business development expense was $1.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, travel and business development expense was 0.3% and 2.8% for the six months ended June 30, 2021 and 2020, respectively.

Communications and Technology

Communications and technology expense was $2.3 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, communications and technology expense was 2.6% and 6.3% for the six months ended June 30, 2021 and 2020, respectively.

Occupancy

Occupancy expenses was $2.4 million for both of the six months ended June 30, 2021 and 2020, respectively. As a percentage of total net revenues, occupancy expenses were 2.7% and 6.8% for the six months ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense was $1.7 million and $7.1 million benefit for the six months ended June 30, 2021 and 2020, respectively. The Company's tax benefit decreased for the six months ended June 30, 2021 from June 30, 2020 due to an increase from net income.

On January 1, 2019, the Company elected to be treated as a C corporation for tax purposes, rather than a partnership, going forward.

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

Segment income tax was a $3.5 million expense and $0.7 million expense for the six months ended June 30, 2021 and 2020, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the six months ended June 30, 2021 and 2020 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

The tables below present summarized financial information as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021.

(In thousands)	As of
	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$14,141	$8,761
Marketable securities owned, at fair value	17,557	26,843
Due from non-obligated subsidiaries	2,224	1,221
Deferred tax asset	14,329	15,911
Operating lease right-of-use asset	14,449	16,244
Total assets	76,311	82,901

Bond payable, net of debt issuance costs	61,834	80,912
Due to non-obligated subsidiaries	17,639	19,200
Operating lease liability	18,849	21,130
Total liabilities	112,881	134,778
Total equity	(36,571)	(51,877)
Total liabilities and equity	76,311	82,901

(In thousands)	Six Months Ended
June 30, 2021

Total net revenues after provision for loan losses	$(3,477)
Total non-interest expenses	2,727
Net loss	(5,827)

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the six months ended June 30, 2021 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the ongoing COVID-19 pandemic, we expected certain costs to decline as the underlying activities were restricted by the COVID-19 pandemic, including travel and related expenses. However, the extent to which the COVID-19 pandemic will impact our liquidity in future periods still remains uncertain.

As of June 30, 2021, we had $87.0 million in cash and cash equivalents and $17.9 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of June 30, 2021, we had net liquid assets of $103.5 million primarily consisting of cash and cash equivalents, receivable from clearing brokers, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of June 30, 2021, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

In February and June of 2021, the Company redeemed $10.0 million par value in each month of its issued and outstanding 2027 Senior Notes.

On July 19, 2021, the Company redeemed $15.0 million par value of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.4 million loss on the redemption.

JMP Holding LLC Credit Agreement with CNB

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of June 30, 2021, the Borrowing Base exceeded $25 million.

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

As of June 30, 2021, the Borrower had drawn $6.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of June 30, 2021 and December 31, 2020, we were in compliance with the loan covenants under the Credit Agreement.

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

With the liquidation of CLO III, on August 4, 2021, the Company entered into a Ninth Amendment to its Credit Facility with CNB that restated the agreement to require the Company to maintain a minimum of $4.0 million of CLO debt securities based on their fair value as of June 30, 2020, pledged as collateral supporting the obligations under the Credit Agreement. See Note 7, Debt, for more information on the Seventh and Ninth Amendments. See Note 7, Debt, for more information on the Seventh Amendment.

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

On June 29, 2021, JMP Securities entered Amendment Number Twelve to the Revolving Note Agreement. Pursuant to this amendment, the $20.0 million Revolving Note Agreement was extended for one year until June 30, 2022. On June 30, 2022, any existing outstanding amount under the Revolving Note will convert to a term loan maturing the following year.

There was no borrowing on the Revolving Note as of June 30, 2021 and December 31, 2020.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both June 30, 2021 and December 31, 2020, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

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

During the three months ended June 30, 2021, the Company did not repurchase any of the Company's shares.

On February 19, 2020, the Company suspended its quarterly cash distributions program on outstanding shares.

Upon the securitization of Medalist Partners Corporate Finance CLO VI in February 2020, the Company received $13.7 million in cash from the CLO VI warehouse and recognized a gain of $1.0 million.

We had total restricted cash of $0.8 million comprised primarily of restricted cash at JMP Group Inc. related to the Company’s letters of credit on leasing arrangements.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $40.3 million and $42.3 million, which were $38.7 million and $40.6 million in excess of the required net capital of $1.6 million and $1.7 million, at June 30, 2021 and December 31, 2020, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.62 to 1 at June 30, 2021 and December, 31, 2020.

A condensed table of cash flows for the six months ended June 30, 2021 and 2020 is presented below.

(Dollars in thousands)	Six Months Ended June 30,		Change from 2020 to 2021
	2021	2020	$	%
Cash flows provided by (used in) operating activities	$10,041	$(18,074)	28,115	-155.6%
Cash flows provided by investing activities	5,701	$13,388	(7,687)	-57.4%
Cash flows (used in) provided by financing activities	(20,199)	$2,275	(22,474)	-987.9%
Total cash flows	$(4,457)	$(2,411)	$(2,046)	84.9%

Cash Flows for the Six Months Ended June 30, 2021

Cash decreased by $4.5 million during the six months ended June 30, 2021 as a result of cash used in financing activities partially offset by cash provided by investing and operating activities.

Our operating activities provided $10.0 million of cash from net income of $4.8 million, change in operating assets and liabilities of $3.7 million and deferred income tax expense of $1.7 million.

Our investing activities provided $5.7 million of cash primary due to $6.8 million of sales and distributions from non-equity method investments, partially offset by $1.5 million of purchases of other investments.

Our financing activities used $20.2 million of cash primarily due to $20 million redemption of bonds payable.

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

Contractual Obligations

As of June 30, 2021, our aggregate minimum future commitment on our leases was$21 million.

As of June 30, 2021, $66.0 million of bonds payable were outstanding, of which $36.0 million carries interest at a rate of 6.875% per annum and is due in 2029 and the remaining $30.00 million carries interest at a rate of 7.25% per annum and is due in 2027. The bonds require quarterly payments of interest. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both June 30, 2021 and 2020.

We had no material off-balance sheet arrangements as of June 30, 2021. However, through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

During the quarter ended June 30, 2021, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of June 30, 2021, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment Number Twelve to Revolving Note and Cash Subordination Agreement & Revolving Note, dated June 29, 2021, by and between JMP Securities LLC and City National Bank, a national banking association.

10.2*	Amendment Number Nine and Waiver to Second Amended and Restated Credit Agreement, dated as of August 4, 2021, by and between JMP Holding LLC, as Borrower, the lenders party thereto and City National Bank, a national banking association, as the administrative agent for the lenders.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2021

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer