Form 10-Q
period 2021-09-30
JMP GROUP LLC
filed 2021-11-12
CIK 1302350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

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

JMP Group LLC shares representing limited liability company interests outstanding as of November 10, 2021: 20,159,895.

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

JMP Group LLC

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020 (1)
Assets
Cash and cash equivalents	$117,521	$91,444
Restricted cash	1,283	1,287
Investment banking fees receivable	13,186	13,676
Marketable securities owned at fair value (includes $2,863 and $5,696 pledged as collateral at September 30, 2021 and December 31, 2020, respectively)	30,594	55,494
Other investments (includes $13,563 and $17,611 measured at fair value at September 30, 2021 and December 31, 2020, respectively)	19,017	26,821
Loans held for investment, net of allowance for loan losses	0	994
Interest receivable	633	336
Fixed assets, net	2,389	3,118
Operating lease right-of-use asset	13,530	16,244
Deferred tax asset	16,781	17,895
Incentive fees receivable	11,070	500
Other assets	13,782	13,522
Total assets	$239,786	$241,331

Liabilities and Equity
Liabilities:
Accrued compensation	$63,409	$46,353
Interest payable	395	706
Note payable	4,812	10,610
Bond payable (net of debt issuance costs of $1,400 and $2,953 at September 30, 2021 and December 31, 2020, respectively)	33,255	80,912
Operating lease liability	17,666	21,130
Deferred tax liability	7,073	8,482
Other liabilities	21,917	10,730
Total liabilities	148,527	178,923

Commitments and Contingencies (Note 14)
JMP Group LLC Shareholders' Equity
Common shares, $0.001 par value, 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 22,797,092 shares issued at September 30, 2021 and December 31, 2020; 19,944,177 and 19,789,821 shares outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	134,351	134,065
Treasury shares at cost, 2,852,915 and 3,007,271 shares at September 30, 2021 and December 31, 2020, respectively	(12,830)	(13,478)
Accumulated other comprehensive loss	(7)	(369)
Accumulated deficit	(30,764)	(57,301)
Total JMP Group LLC shareholders' equity	90,773	62,940
Non-controlling interest	486	(532)
Total equity	91,259	62,408
Total liabilities and equity	$239,786	$241,331

(1)	The statement of financial condition as of December 31, 2020 is derived from the audited financial statements as of that date.

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Investment banking	$39,916	$20,874	$105,198	$57,094
Brokerage	4,128	4,176	13,424	14,008
Asset management fees	8,803	2,911	22,073	6,339
Principal transactions	18,275	(2,737)	15,015	(20,337)
Net dividend income	9	4	224	241
Other income	2,900	841	4,843	2,688
Non-interest revenues	74,031	26,069	160,777	60,033

Interest income	1,761	2,287	5,616	6,391
Interest expense	(1,060)	(1,732)	(4,117)	(5,237)
Net interest income	701	555	1,499	1,154

Gain on forgiveness, repurchase or early retirement of debt	3,053	-	2,494	697
Total net revenues	77,785	26,624	164,770	61,884

Non-interest expenses
Compensation and benefits	38,314	23,502	103,405	62,101
Administration	2,364	1,408	5,796	4,697
Brokerage, clearing and exchange fees	701	620	2,025	1,901
Travel and business development	383	65	665	1,041
Managed deal expenses	925	990	3,677	2,528
Communications and technology	1,133	1,072	3,400	3,286
Occupancy	1,160	1,194	3,531	3,587
Professional fees	2,949	776	5,170	2,397
Depreciation	261	278	801	1,223
Other	1,579	(8)	1,787	201
Total non-interest expenses	49,769	29,897	130,257	82,962
Net income (loss) before income taxes	28,016	(3,273)	34,513	(21,078)
Income tax expense (benefit)	6,181	(128)	7,867	(7,191)
Net income (loss)	21,835	(3,145)	26,646	(13,887)
Less: Net income (loss) attributable to non-controlling interest	16	(63)	110	(181)
Net income (loss) attributable to JMP Group LLC	$21,819	$(3,082)	$26,536	$(13,706)

Net income (loss) attributable to JMP Group LLC per common share:
Basic	$1.10	$(0.16)	$1.34	$(0.70)
Diluted	$1.02	$(0.16)	$1.26	$(0.70)

Weighted average common shares outstanding:
Basic	19,894	19,628	19,860	19,581
Diluted	21,300	19,628	21,029	19,581

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$21,835	$(3,145)	$26,646	$(13,887)
Other comprehensive income:
Net unrealized losses on available-for-sale securities, during the period, net of income tax benefit of ($2,272), ($675), ($2,881) and ($3,010)	(6,585)	$(1,844)	(8,332)	$(8,197)
Less: Reclassification adjustments for net losses on available-for-sale securities, net of income tax provision of $1,506, $738, $2,923 and $1,633	4,362	2,009	8,694	12,638
Net other comprehensive income, net of income tax (benefit) and provision of ($766), $63, $42 and ($1,377)	(2,223)	165	362	4,441
Comprehensive income (loss)	19,612	(2,980)	27,008	(9,446)
Less: Comprehensive income (loss) attributable to non-controlling interest	16	(63)	110	(181)
Comprehensive income (loss) attributable to JMP Group LLC	$19,596	$(2,917)	$26,898	$(9,265)

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(In thousands)

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2020	22,797	$23	$(13,478)	$134,065	$(57,301)	$(369)	$(532)	$62,408
Net income	-	-	-	-	1,089	-	79	1,168
Additional paid-in capital	-	-	-	194	-	-	-	194
Purchases of shares of common shares for treasury	-	-	(59)	-	-	-	-	(59)
Reissuance of shares of common shares from treasury	-	-	250	-	-	-	-	250
Other comprehensive income	-	-	-	-	-	2,518	-	2,518
Balance, March 31, 2021	22,797	23	(13,287)	134,259	(56,212)	2,149	(453)	66,479
Net income	-	-	-	-	3,629	-	15	3,644
Additional paid-in capital	-	-	-	(377)	-	-	975	598
Distributions and distribution equivalents paid to shareholders	-	-	-	-	-	-	(20)	(20)
Purchases of shares of common shares for treasury	-	-	(123)	-	-	-	-	(123)
Reissuance of shares of common shares from treasury	-	-	284	-	-	-	-	284
Other comprehensive income	-	-	-	-	-	67	-	67
Balance, June 30, 2021	22,797	23	(13,126)	133,882	(52,583)	2,216	517	70,929
Net income	-	-	-	-	21,819	-	16	21,835
Additional paid-in capital	-	-	-	469	-	-	(1)	468
Distributions and distribution equivalents paid to shareholders	-	-	-	-	-	-	(46)	(46)
Purchases of shares of common shares for treasury	-	-	(13)	-	-	-	-	(13)
Reissuance of shares of common shares from treasury	-	-	309	-	-	-	-	309
Other comprehensive income	-	-	-	-	-	(2,223)	-	(2,223)
Balance, September 30, 2021	22,797	23	(12,830)	134,351	(30,764)	(7)	486	91,259

	JMP Group LLC's Equity
	Common Shares		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	22,797	$23	$(14,872)	$133,894	$(52,588)	$(4,769)	$(327)	$61,361
Net income (loss)	-	-	-	-	(11,748)	-	(91)	(11,839)
Additional paid-in capital - share-based compensation	-	-	-	266	-	-	-	266
Purchases of shares of common shares for treasury	-	-	(26)	-	-	-	-	(26)
Reissuance of shares of common shares from treasury	-	-	200	(32)	-	-	-	168
Other comprehensive income	-	-	-	-	-	1,281	-	1,281
Balance, March 31, 2020	22,797	23	(14,698)	134,128	(64,336)	(3,488)	(418)	51,211
Net income (loss)	-	-	-	-	1,124	-	(26)	1,098
Additional paid-in capital - share-based compensation	-	-	-	209	-	-	-	209
Purchases of shares of common shares for treasury	-	-	(24)	-	-	-	-	(24)
Reissuance of shares of common shares from treasury	-	-	255	-	-	-	-	255
Distribution to non-controlling interest holders	-	-	-	-	-	-	(112)	(112)
Other comprehensive income	-	-	-	-	-	2,995	-	2,995
Balance, June 30, 2020	22,797	23	(14,467)	134,337	(63,212)	(493)	(556)	55,632
Net income (loss)	-	-	-	-	(3,082)	-	(63)	(3,145)
Additional paid-in capital - share-based compensation	-	-	-	399	-	-	-	399
Purchases of shares of common shares for treasury	-	-	(13)	-	-	-	-	(13)
Reissuance of shares of common shares from treasury			211					211
Other comprehensive income	-	-	-	-	-	165	-	165
Balance, September 30, 2020	22,797	23	(14,269)	134,736	(66,294)	(328)	(619)	53,249

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,646	$(13,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on forgiveness, repurchase or early retirement of debt	(2,494)	(697)
Change in other investments:
Income from investments in equity method investees	(24,391)	(888)
Gain on other investments	(3,390)	(1,226)
Depreciation and amortization	312	858
Share-based compensation expense	1,948	1,401
Distributions of investment income from equity method investments	276	1,044
Other, net	1,792	(194)
Net change in operating assets and liabilities:
(Increase) decrease in interest receivable	(297)	154
Increase in receivables	(1,297)	(3,879)
Decrease in marketable securities	26,923	23,684
Increase in other assets	(6,615)	(5,870)
Decrease in marketable securities sold, but not yet purchased	-	(3,855)
(Decrease) increase in interest payable	(261)	187
Increase (decrease) in accrued compensation	17,211	(4,703)
Increase in other liabilities	9,778	520
Net cash provided by (used in) operating activities	46,141	(7,351)

Cash flows from investing activities:
Purchases of fixed assets	(77)	(340)
Purchases of other investments	(1,964)	(1,814)
Sales or distributions from other investments	8,606	14,170
Distributions from equity method investments	24,613	-
Sale, payoff and principal receipts on loans held for investment	1,015	121
Net cash provided by investing activities	32,193	12,137

See accompanying notes to consolidated financial statements.

JMP Group LLC

Consolidated Statements of Cash Flows - (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from drawdowns on line of credit and other borrowings	-	3,798
Repayment of note payable (line of credit)	(2,000)	-
Redemption/Repurchase of bonds payable	(50,000)	(1,361)
Distributions to non-controlling interest shareholders	(67)	(112)
Employee taxes paid on shares withheld for tax-withholding purposes	(194)	(63)
Net cash (used in) provided by financing activities	(52,261)	2,262
Net increase in cash, cash equivalents, and restricted cash	26,073	7,048
Cash, cash equivalents and restricted cash, beginning of period	92,731	50,917
Cash, cash equivalents and restricted cash, end of period	$118,804	$57,965

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,429	$5,238
Cash paid (received) during the period for taxes, net of refunds	$1,452	$(263)

Non-cash investing and financing activities:
Reissuance of common shares from treasury related to vesting of restricted share units	$842	$666
Forgiveness of debt	$3,798	$-

See accompanying notes to consolidated financial statements.

JMP Group LLC

Notes to Consolidated Financial Statements

September 30, 2021

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

During the second quarter, the Company received a notice of optional redemption from JMP Credit Advisors CLO III(R) LTD (“CLO III”) upon which CLO III was liquidated.  As subordinated noteholders of CLO III, the Company received equity distributions from the optional redemption of $1.7 million and $2.3 million on June 4, 2021 and June 18, 2021, respectively.  As a result of the optional redemption, the Company recorded a $2.8 million realized loss on its investment in CLO III and as of June 30, 2021, had a receivable of $1.8 million related to its pro-rata share of the remaining assets to be liquidated in CLO III.  As of September 30, 2021, the Company has received $1.0 million related to the $1.8 million receivable balance.

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

On September 8, 2021, JMP Group LLC, a Delaware limited liability company (“JMP”, or the “Company”), Citizens Financial Group, Inc., a Delaware corporation (“Citizens”), and Jolt Acquisition LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Citizens (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into JMP, whereupon the separate existence of Merger Subsidiary will cease, and the Company will be the surviving corporation as a direct wholly owned subsidiary of Citizens (the “Merger”).

Pursuant to the Merger Agreement, each outstanding common share of JMP will be converted into the right to receive cash consideration of $7.50 (the “Merger Consideration”), or approximately $149 million in cash. The transaction is targeted to close in the fourth quarter of 2021, subject to approval by the shareholders of JMP, receipt of required regulatory approvals, and satisfaction of other customary closing conditions.

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

The consolidated accounts of the Company include the wholly-owned subsidiaries and the partially-owned subsidiaries of which the Company is the majority owner or the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests on the Consolidated Statements of Financial Condition at  September 30, 2021 and  December 31, 2020 relate to the interest of third parties in the partially-owned subsidiaries. Certain prior year amounts have been reclassified to conform to current year presentation.

See Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report for the Company’s significant accounting policies.

For the nine months ended September 30, 2021, there were no significant changes made to the Company’s significant accounting policies. See Note 3, Recent Accounting Pronouncements, for a summary of recently adopted or yet to be adopted accounting pronouncements, and their impact on the Company.

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

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption did not materially impact the Company's consolidated financial statements or disclosure.

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

4. Fair Value Measurements

The following tables provide fair value information related to the Company’s financial instruments at September 30, 2021 and  December 31, 2020:

	September 30, 2021
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$117,521	$117,521	$-	$-	$117,521
Restricted cash and deposits	1,283	1,283	-	-	1,283
Marketable securities owned	30,594	4	-	30,590	30,594
Equity investments	1,834	-	1,834	-	1,834
Other investments measured at net asset value (1)	11,729	-	-	-	-
Loans held for sale (2)	2,407	-	-	2,407	2,407
Long term receivable (2)	3,281	-	-	3,281	3,281
Total assets:	$168,650	$118,808	$1,834	$36,278	$156,921

Liabilities:
Notes payable	$4,812	-	$3,983	$829	$4,812
Bond payable	33,255	-	34,872	-	34,872
Total liabilities:	$38,067	$-	$38,855	$829	$39,684

	December 31, 2020
(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$91,444	$91,444	$-	$-	$91,444
Restricted cash and deposits	1,287	1,287	-	-	1,287
Marketable securities owned	55,494	7,491	-	48,003	55,494
Equity investments	6,457	-	2,251	4,206	6,457
Other investments measured at net asset value (1)	11,155	-	-	-	-
Loans held for sale (2)	2,412	-	-	2,412	2,412
Loans held for investment, net of allowance for loan losses	994	-	-	994	994
Total assets:	$169,243	$100,222	$2,251	$55,615	$158,088

Liabilities:
Notes payable	$10,610	$-	$5,983	$4,627	$10,610
Bond payable	80,912	-	79,472	-	79,472
Total liabilities:	$91,522	$-	$85,455	$4,627	$90,082

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

Recurring Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities carried at fair value on a recurring basis at  September 30, 2021 and  December 31, 2020:

(In thousands)	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$30,594	$4	$-	$30,590	$30,594
Other investments:
Equity investments	1,834	-	1,834	-	1,834
Investments in private equity, real estate and credit funds, measured at net asset value (1)	11,729	-	-	-	-
Long term receivable (2)	3,281	-	-	3,281	3,281
Total assets:	$47,439	$4	$1,834	$33,871	$35,709

(In thousands)	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities owned	$55,494	$7,491	$-	$48,003	$55,494
Other investments:
Equity investments	6,457	-	2,251	4,206	6,457
Investments in private equity, real estate and credit funds, measured at net asset value (1)	11,155	-	-	-	-
Total other investments	17,611	-	2,251	4,206	6,457
Total assets:	$73,105	$7,491	$2,251	$52,209	$61,951

(1)	In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The carrying values of these lines reconciles to the parenthetical disclosure of other investments on the Consolidated Statements of Financial Condition.
(2)	Included in Other Assets on the Consolidated Statements of Financial Condition.

As of September 30, 2021 and  December 31, 2020, marketable securities was comprised of U.S. listed equity securities and CLO debt securities.

The fair value of the investments in private equity, real estate and credit funds was measured using the net asset value as a practical expedient. These investments are nonredeemable and had unfunded commitments of $2.0 million and $3.5 million as of September 30, 2021 and  December 31, 2020 respectively.

Transfers between levels of the fair value hierarchy result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets and are recognized at the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.

The Company’s policy is to recognize the fair value of transfers among Levels 1, 2 and 3 as of the end of the reporting period. For recurring fair value measurements, there was a transfer of $1.4 million between Levels 2 and 1 for the nine months ended September 30, 2021. For recurring fair value measurements, there were no transfers between Levels 1, 2 and 3 for the year ended December 31, 2020.

The Company’s Level 2 assets held in other investments as of September 30, 2021 and December 31, 2020 consist of investments in publicly traded stocks discounted for trading restrictions.

As of  September 30, 2021 and December 31, 2020, the Company also owned securities in one and two, respectively, public companies subject to restrictions on transfer or sale and is therefore recorded as Level 2 assets.

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

For the nine months ended September 30, 2021, the changes in Level 3 assets measured at fair value on a recurring basis were as follows:

(In thousands)	CLO Junior Subordinated Notes	Equity Investment	Long Term Receivable	Total
Balance as of December 31, 2020	$48,003	$4,206	$-	$52,209
Investment distributions	(1,086)	(774)	-	(1,860)
Accrued interest	1,960	-	-	1,960
Realized/Unrealized losses on investments, recognized in earnings	(4,587)	(19)	-	(4,606)
Unrealized gains on investments, recognized in OCI	3,394	-	-	3,394
Balance as of March 31, 2021	$47,684	$3,412	$-	$51,097
Investment distributions	(6,834)	(4,766)	-	(11,600)
Accrued interest	1,620	-	-	1,620
Realized/Unrealized losses on investments, recognized in earnings	(3,711)	1,353	-	(2,358)
Unrealized gains on investments, recognized in OCI	90	-	-	90
Addition	-	-	3,266	3,266
Balance as of June 30, 2021	$38,849	$(0)	$3,266	$42,115
Investment distributions	(1,028)	-	(37)	(1,066)
Accrued interest	1,624	-	-	1,624
Realized/Unrealized losses on investments, recognized in earnings	(5,867)	-	52	(5,815)
Unrealized gains on investments, recognized in OCI	(2,988)	-	-	(2,988)
Balance as of September 30, 2021	$30,590	$(0)	$3,281	$33,870

The Company’s Level 3 assets held in marketable securities consist of investments in CLO debt securities. The fair value of the CLO debt securities is determined using the net present value of discounted cash flows. The significant unobservable inputs used in the fair value measurement of these investments are presented in the Significant Unobservable Inputs table below. The Company also uses covenant compliance information provided by the CLO manager when valuing this investment. During the nine months ended September 30, 2021, the fair value of the Company’s investment in CLO debt securities declined due to the expected proceeds on the sale of this investment.

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

For assets classified in the Level 3 hierarchy, any changes to any of the inputs to the fair value measurement could result in a significant increase or decrease in the fair value measurement. For CLO debt securities, a significant increase (decrease) in the discount rate, default rate, and severity rate would result in a significant decrease (increase) in the fair value of the instruments. For the equity investment, a significant increase (decrease) in the credit factor or the discount rate would result in a significantly lower (higher) fair value measurement. For Level 3 assets measured at fair value on a recurring basis as of  September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant Unobservable Inputs
(In thousands)		Range (Weighted-average (1))			Fair value
	Valuation Technique	Description	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
CLO debt securities	Discounted cash flows	Discount rate	(N/A)	17.5% (N/A)	$-	$48,003
		Default rate	(N/A)	2.0% (N/A)
		Severity rate	(N/A)	25.0% (N/A)
		Prepayment rate	(N/A)	10.0%-25.0% (18.5%)
		Collateral liquidation price	(N/A)	98.0%-99.0% (98.8%)
	Market	Sales Proceeds	(N/A)	(N/A)	$30,590	$-
Equity investment	Discounted cash flows	Credit factor	(N/A)	20% (N/A)	$-	$3,378
		Discount rate	(N/A)	16% (N/A)
	Market	EBITDA multiple	(N/A)	12.0x (N/A)	$-	$828
Long Term Receivable	Discounted cash flows	Discount rate	13.0%	(N/A)	$3,281	$-

(1)	The weighted average was calculated based on the relative collateral balance of each CLO.

Non-recurring Fair Value Measurements

The Company's assets that are measured at fair value on a non-recurring basis result from the application of lower of cost or market accounting or write-downs of individual assets. The Company held a loan measured at fair value on a non-recurring basis of  $2.4 million as of September 30, 2021 and December 31, 2020.

5. Available-for-Sale Securities

The following table summarizes available-for-sale securities in an unrealized position as of September 30, 2021 and December 31, 2020:

	September 30, 2021					December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Number of Positions
CLO debt securities	$30,590	$-	$-	$30,590	2	$48,499	$-	$(496)	$48,003	3

The following table summarizes the fair value and amortized cost of the available-for-sale securities by contractual maturity as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In thousands)	Available-for-Sale		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 5 years	$-	$-	$9,109	8,245
5-10 years	30,590	30,590	39,390	39,758
Total	$30,590	$30,590	$48,499	$48,003

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

6. Loans

Loans Held for Investment

As of September 30, 2021 and December 31, 2020, the number of loans held for investment was zero and two, respectively. The Company reviews the credit quality of these loans on a loan by loan basis mainly focusing on the borrower’s financial position and results of operations as well as the current and expected future cash flows on the loans.

There were no loans past due as of September 30, 2021 and December 31, 2020. A summary of the activity in the allowance for loan losses for the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2021	December 31, 2020
Balance, at beginning of the period	$-	$-
Provision for loan losses	-	(112)
Charge off	-	112
Balance, at end of the period	$-	$-

A loan is considered to be impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the original loan agreement, including scheduled principal and interest payments. As of September 30, 2021 and December 31, 2020, none of the recorded investment amount of loans issued were individually evaluated for impairment.

During the nine months ended September 30, 2021, the Company did not record any impairment. During the year ended December 31, 2020, the Company recorded $0.1 million of impairment on the $1.0 million loans evaluated for impairment.

The Company had no troubled debt restructurings during the three months ended  September 30, 2021 and the year ended December 31, 2020, respectively.

7. Debt

Bond Payable

(In thousands)	September 30, 2021	December 31, 2020
7.25% Senior Notes due 2027 (1)	$-	$50,000
6.875% Senior Notes due 2029	36,000	36,000
Total outstanding principal	$36,000	$86,000
Less: Debt issuance costs	(1,368)	(2,953)
Less: Senior Notes repurchased (2)	(1,377)	(2,135)
Total bond payable, net	$33,255	$80,912

(1)	In February and June 2021, the Company redeemed $10.0 million par value in each month of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.3 million loss on redemption in each month, which is included in "(Loss) gain on repurchase, reissuance or early retirement of debt" on the Consolidated Statement of Operations. In July and August 2021, the Company redeemed $15.0 million par value in each month of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.4 million loss on redemption in each month, which is included in "Gain on forgiveness, repurchase or early retirement of debt" on the Consolidated Statement of Operations.

(2)	In March 2020, the Company repurchased $1.4 million and $0.7 million par value of its issued and outstanding 2029 Senior Notes and 2027 Senior Notes, respectively. Since they were repurchased at less than carrying value, a gain of $0.7 million was recognized upon the repurchase of the bonds, which is included in “(Loss) gain on repurchase, reissuance or early retirement of debt” on the Consolidated Statements of Operations.

The 7.25% senior notes due 2027 (the “2027 Senior Notes”) and the 6.875% senior notes due 2029 (the "2029 Senior Notes") (the 2027 and 2029 Senior Notes are collectively referred to as the “Senior Notes”) were issued by JMP Group Inc. and JMP Group LLC, respectively, pursuant to indentures with U.S. Bank National Association, as trustee. The Senior Notes indentures contain customary event of default and cure provisions. If an uncured default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the Senior Notes may declare the Senior Notes immediately due and payable. The Senior Notes are JMP Group Inc.’s and JMP Group LLC's general unsecured senior obligations, and rank equally with all existing and future senior unsecured indebtedness and are senior to any other indebtedness expressly made subordinate to the notes. At both September 30, 2021 and December 31, 2020, the Company was in compliance with the debt covenants in the indentures.

Until they were fully redeemed in September 2021, JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, is the primary obligor of the Company's 2027 Senior Notes. Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provide a full and unconditional guarantee of the due and punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes.

Note Payable, Lines of Credit and Credit Facilities

(In thousands)	Outstanding Balance
	September 30, 2021	December 31, 2020
$25 million, JMP Holding Credit Agreement	$3,983	$5,983
Paycheck Protection Program (the "PPP") loan	-	3,798
Note payable to an affiliate (Note 16)	829	829
Total note payable, lines of credit, and credit facilities	$4,812	$10,610

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

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of September 30, 2021 and December 31, 2020, the Borrowing Base exceeded $25 million, respectively.

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

As of September 30, 2021, the Borrower had drawn $4.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on debt, liens and investments, as well as the maintenance of certain financial covenants. A violation of any one of these covenants could result in a default under the Credit Agreement, which would permit CNB to terminate the Company’s note and require the immediate repayment of any outstanding principal and interest. As of September 30, 2021 and 2020, the Company was in compliance with the covenants under the Credit Agreement.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was enacted in response to market conditions related to the coronavirus ("COVID-19") pandemic. The CARES Act includes many measures to help companies, including providing loans to qualifying companies, under the Paycheck Protection Program (the "PPP") offered by the U.S. Small Business Administration (the “SBA”). On April 17, 2020, JMP Securities entered into a promissory note (the “PPP Loan”) with CNB as the lender (the “Lender”), pursuant to which the Lender agreed to loan the Company $3.8 million. The proceeds of the PPP Loan were available to be used to pay for payroll costs, rent and other eligible costs. As of September 30, 2021, the Company was granted forgiveness for the proceeds from the PPP Loan.

8. Other Assets and Other Liabilities

At September 30, 2021 and December 31, 2020, other assets and other liabilities consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$6,975	$3,833
Prepaid expenses	4,309	6,954
Loans held for sale (1)	2,407	2,412
Other assets	91	323
Total other assets	$13,782	$13,522

(1)	Loans held for sale are carried at the lower of cost or fair value less cost to sell.

(In thousands)	September 30, 2021	December 31, 2020
Accounts payable & accrued liabilities	$12,539	$6,726
Deferred compensation liabilities	8,857	3,621
Other liabilities	521	383
Total other liabilities	$21,917	$10,730

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

The following table summarizes the share-based compensation expense for the three andnine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Restricted stock unit awards	$541	$353	$1,680	$10,008
Stock option awards	81	151	268	392
Share-based compensation expense	$622	$504	$1,948	$10,400

Share Options

The following table summarizes the share option activity for the nine months ended September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Shares Subject to Option	Weighted Average Exercise Price

Balance, beginning of year	2,000,000	$3.04
Granted	-	-
Exercised	(50,000)	$3.04
Forfeited	-	-
Balance, end of period	1,950,000	$3.04

Options exercisable at end of period	450,000	$3.04

The following table summarizes the share options outstanding as well as share options vested and exercisable as of September 30, 2021 and 2020:

September 30, 2021
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	1,950,000	3.35	$3.04	$8,638,500	450,000	3.35	$3.04	$1,993,500

September 30, 2020
	Options Outstanding				Options Vested and Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life in Years	Price	Value	Exercisable	Life in Years	Price	Value
$3.04	2,000,000	4.35	$3.04	$-	-	-	$-	$-

The Company recognizes share-based compensation expense, net of estimated forfeitures, for share options over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

As of  September 30, 2021 and 2020, there was $0.3 million and $1.3 million of unrecognized compensation expense related to share options, respectively.

There were 50,000 share options exercised during the nine months ended September 30, 2021. As a result, the Company recognized $.05 million current income tax benefits from the exercise of share options during the period.

The Company uses the Black-Scholes option-pricing model or other quantitative models to calculate the fair value of option awards.

Restricted Share Units

The following table summarizes restricted share unit ("RSU") activity for the nine months ended September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Restricted Share Units	Weighted Average Grant Date Fair Value

Balance, beginning of year	220,209	$3.32
Granted	497,724	5.31
Vested	(137,719)	4.90
Forfeited	(41,100)	3.82
Balance, end of period	539,114	$4.71

The aggregate fair value of RSUs vested during the nine months ended September 30, 2021 were $0.7 million. The income tax benefits realized from the vested RSUs were $0.16 million for the nine months ended September 30, 2021.

The Company recognizes compensation expense, net of estimated forfeitures, for RSUs over the vesting period using the accelerated attribution method when they are subject to graded vesting and on a straight-line basis when they are subject to cliff vesting.

For the nine months ended September 30, 2021, the Company recognized income tax benefits of $0.4 million related to the compensation expense recognized for RSUs. As of September 30, 2021, there was $1.1 million of unrecognized compensation expense related to RSUs expected to be recognized over a weighted average period of 1.5 years.

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

The computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 are shown in the tables below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to JMP Group LLC	$21,819	$(3,082)	$26,536	$(13,706)

Denominator:
Basic weighted average shares outstanding	19,894	19,628	19,860	19,581

Effect of potential dilutive securities:
Restricted share units and share options	1,406	-	1,170	-

Diluted weighted average shares outstanding	21,300	19,628	21,030	19,581

Net income (loss) per share
Basic	$1.10	$(0.16)	$1.34	$(0.70)
Diluted	$1.02	$(0.16)	$1.26	$(0.70)

Share options to purchase 2,000,000 of common shares for the three and nine months ended  September 30, 2020, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding.

RSUs for 231,625 and 175,118 common shares for the three and nine months ended September 30, 2020, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted weighted-average common shares outstanding due to the net loss.

12. Revenue from contracts with customers

The following tables represent the Company’s total revenues from contracts with customers, disaggregated by major business activity, for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

(in thousands)	Three Months Ended September 30, 2021
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$22,660	$-	$-	$22,660
Strategic advisory and private placements	17,256	-	-	17,256
Total investment banking revenues	39,916	-	-	39,916
Commissions	2,761	-	-	2,761
Research payments	1,228	-	-	1,228
Net trading gains	139	-	-	139
Total brokerage revenues	4,128	-	-	4,128
Base management fees	-	677	-	677
Incentive management fees	-	8,126	-	8,126
Total asset management fees	-	8,803	-	8,803
Total revenues from contracts with customers	$44,044	$8,803	$-	$52,847

(in thousands)	Three Months Ended September 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$16,152	$-	$-	$16,152
Strategic advisory and private placements	4,722	-	-	4,722
Total investment banking revenues	20,874	-	-	20,874
Commissions	2,866	-	-	2,866
Research payments	1,258	-	-	1,258
Net trading losses	52	-	-	52
Total brokerage revenues	4,176	-	-	4,176
Base management fees	-	1,608	(25)	1,583
Incentive management fees	-	1,328	-	1,328
Total asset management fees	-	2,936	(25)	2,911
Total revenues from contracts with customers	$25,050	$2,936	$(25)	$27,961

(in thousands)	Nine Months Ended September 30, 2021
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$65,275	$-	$-	$65,275
Strategic advisory and private placements	39,923	-	-	39,923
Total investment banking revenues	105,198	-	-	105,198
Commissions	9,654	-	-	9,654
Research payments	3,495	-	-	3,495
Net trading gains	275	-	-	275
Total brokerage revenues	13,424	-	-	13,424
Base management fees	-	4,070	-	4,070
Incentive management fees	-	18,003	-	18,003
Total asset management fees	-	22,073	-	22,073
Total revenues from contracts with customers	$118,622	$22,073	$-	$140,695

(in thousands)	Nine Months Ended September 30, 2020
	Broker -Dealer	Asset Management	Eliminations	Total
Total revenues from contracts with customers
Equity and debt origination	$39,277	$-	$-	$39,277
Strategic advisory and private placements	17,817	-	-	17,817
Total investment banking revenues	57,094	-	-	57,094
Commissions	10,580	-	-	10,580
Research payments	3,887	-	-	3,887
Net trading losses	(459)	-	-	(459)
Total brokerage revenues	14,008	-	-	14,008
Base management fees	-	5,017	(75)	4,942
Incentive management fees	-	1,397	-	1,397
Total asset management fees	-	6,414	(75)	6,339
Total revenues from contracts with customers	$71,102	$6,414	$(75)	$77,441

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

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $6.2 million and tax benefit of $0.1 million, respectively. The effective tax rate is 22.06% and 4.4% for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $7.9 million and tax benefit of $7.2 million, respectively. The effective tax rate is 22.79% and 34.9% for the nine months ended September 30, 2021 and 2020, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the nine months ended September 30, 2021, the Company’s effective tax rate differs from the statutory rate primarily due to the excess tax benefit that was created after stock compensation awards were vested.

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

14. Commitments and Contingencies

In connection with its underwriting activities, JMP Securities may, from time to time, enter into firm commitments for the purchase of securities in return for a fee. These commitments require JMP Securities to purchase securities at a specified price. Securities underwriting exposes JMP Securities to market and credit risk, primarily in the event that, for any reason, securities purchased by JMP Securities cannot be distributed at anticipated price levels. JMP Securities had no open underwriting commitments at both  September 30, 2021 and December 31, 2020.

The marketable securities owned and the restricted cash, as well as the cash held by clearing brokers may be used to maintain margin requirements. The Company had $0.8 million and $0.5 million of cash on deposit with JMP Securities’ clearing brokers at  September 30, 2021 and December 31, 2020, respectively. Furthermore, the marketable securities owned may be hypothecated or borrowed by clearing brokers.

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both September 30, 2021 and December 31, 2020.

15. Regulatory Requirements

JMP Securities is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. JMP Securities had net capital of $58.3 million and $42.3 million, which were $56.0 million and $40.6 million in excess of the required net capital of $2.3 million and $1.7 million at  September 30, 2021 and December 31, 2020 respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.59 to 1 and 0.62 to 1 at September 30, 2021 and December 31, 2020, respectively.

Since all customer transactions are cleared through another broker-dealer on a fully disclosed basis, JMP Securities is not required to maintain a separate bank account for the exclusive benefit of customers in accordance with Rule 15c3-3 under the Exchange Act.

16. Related Party Transactions

The Company earns base management fees and incentive fees from serving as investment advisor for various entities, including corporations, partnerships limited liability companies, and offshore investment companies. The Company also owns an investment in some of such affiliated entities. As of  September 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s investments in the affiliated entities for which the Company serves as the investment advisor was $10.4 million and $17.3 million, respectively, which consisted of investments in hedge and other private funds of $10.4 million and $9.8 million, for the periods, respectively and an investment in HCC common stock of zero and $7.5 million for the periods, respectively. Base management fees earnedfrom these affiliated entities were $0.7 million and $1.6 million for the three months ended September 30, 2021 and 2020. Also, the Company earned incentive fees of $8.1 million and zero, from these affiliated entities for the three months ended September 30, 2021 and 2020.

On January 9, 2018, an affiliate purchased a $0.8 million note from the Company. As of September 30, 2021, the carrying value of note payable was $0.8 million. The note bears interest at a rate of 12.5% per annum and matures November 20, 2022.

On September 19, 2017, the Company made a loan to a registered investment adviser of $3.4 million at an interest rate of 15% per year. In October 2019, the Company sold 30% of the loan, or $1.0 million, to an affiliate. As of both September 30, 2021 and December 31, 2020, the Company’s portion of the outstanding loan balance to this entity was $2.4 million. The Company determined the fair value of the loan was $2.4 million as of both  September 30, 2021 and December 31, 2020 using the bid price.

On November 20, 2017, the Company entered into a purchase agreement with the same registered investment advisor for the purchase of 24.9% ownership of the entity. The Company recognized its investment using the equity method, with related gains recognized in other income. The company recognized $0.1 million and $0.1 million in other income for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the investment balance was $4.7 million and $4.5 million, respectively.

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

JMP Securities has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the accounts of customers introduced by JMP Securities. Should a customer not fulfill its obligation on a transaction, JMP Securities may be required to buy or sell securities at prevailing market prices in the future on behalf of its customer. JMP Securities’ indemnification obligations to its clearing brokers have no maximum amount. All unsettled trades at  September 30, 2021 and December 31, 2020 have subsequently settled with no resulting material liability to the Company. For the nine months ended September 30, 2021 and 2020, the Company had no material loss due to counterparty failure, and had no obligations outstanding under the indemnification arrangement as of September 30, 2021 and December 31, 2020.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a borrower to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to borrowers. The Company had no material unfunded commitments to lend to a borrower as of  September 30, 2021 and December 31, 2020.

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

	Three Months Ended September 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$39,916	$-	$-	$-	$-	$-	$39,916	$-		$39,916
Brokerage	4,128	-	-	-	-	-	4,128	-		4,128
Asset management related fees	807	9,634	1,221	10,855	-	-	11,662	(2,859)	(a)	8,803
Principal transactions	909	-	21,020	21,020	-	-	21,929	(3,654)	(b)	18,275
Other income	-	-	-	-	-	-	-	2,900	(a)	2,900
Net interest income	-	-	726	726	-	-	726	(25)	(c)	701
Gain (loss) on repurchase, reissuance or early retirement of debt	3,848	-	-	-	-	-	3,848	(795)	(d)	3,053
Net dividend income	-	-	9	9	-	-	9	-		9
Total net revenues	49,608	9,634	22,976	32,610	-	-	82,218	(4,433)		77,785

Non-interest expenses	38,279	6,435	2,484	8,919	3,169	-	50,367	(598)	(e)	49,769

Operating income (loss) before taxes	11,329	3,199	20,492	23,691	(3,169)	-	31,851	(3,835)		28,016

Income tax expense (benefit)	2,946	831	5,328	6,159	(824)	-	8,281	(2,100)	(f)	6,181
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	16	(a),(c),(e)	16

Operating net income (loss)	$8,383	$2,368	$15,164	$17,532	$(2,345)	$-	$23,570	$(1,751)	(g)	$21,819

	As of September 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$111,650	$16,120	$85,711	$101,831	$210,480	$(184,175)	$239,786	$-	$239,786

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Three Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$20,874	$-	$-	$-	$-	$-	$20,874	$-		$20,874
Brokerage	4,176	-	-	-	-	-	4,176	-		4,176
Asset management related fees	8	3,101	380	3,481	-	(37)	3,452	(541)	(a)	2,911
Principal transactions	188	-	954	954	-	-	1,142	(3,879)	(b)	(2,737)
Net dividend income	-	-	42	42	-	-	42	(38)	(c )	4
Other income	-	-	-	-	-	-	-	841	(a)	841
Net interest income	-	-	581	581	-	-	581	(26)	(c )	555
Gain on repurchase, reissuance or early retirement of debt	-	-	-	-	-	-	-	-	(d )	-
Total net revenues	25,246	3,101	1,957	5,058	-	(37)	30,267	(3,643)		26,624

Non-interest expenses	21,916	2,891	350	3,241	2,342	(37)	27,462	2,435	(e )	29,897

Operating income (loss) before taxes	3,330	210	1,607	1,817	(2,342)	-	2,805	(6,078)		(3,273)

Income tax expense (benefit)	866	54	418	472	(609)	-	729	(857)	(f )	(128)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(63)	(a), (c ), (e )	(63)

Operating net income (loss)	$2,464	$156	$1,189	$1,345	$(1,733)	$-	$2,076	$(5,158)	(g )	$(3,082)

	As of September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments	Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Segment assets	$56,266	$12,034	$74,648	$86,681	$227,129	$(157,421)	$212,655	$-	$212,655

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Nine Months Ended September 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$105,198	$-	$-	$-	$-	$-	$105,198	$-		$105,198
Brokerage	13,424	-	-	-	-	-	13,424	-		13,424
Asset management related fees	921	23,436	2,064	25,500	-	(50)	26,371	(4,298)	(a)	22,073
Principal transactions	632	-	25,216	25,216	-	-	25,848	(10,833)	(b)	15,015
Other income	-	-	-	-	-	-	-	4,843	(a)	4,843
Net interest income	-	-	1,574	1,574	-	-	1,574	(75)	(c)	1,499
Gain (loss) on repurchase, reissuance or early retirement of debt	3,848	-	-	-	-	-	3,848	(1,354)	(d)	2,494
Net dividend income	-	-	224	224	-	-	224	-		224
Total net revenues	124,023	23,436	29,078	52,514	-	(50)	176,487	(11,717)		164,770

Non-interest expenses	102,557	17,582	3,267	20,849	7,884	(50)	131,240	(983)	(e)	130,257

Operating income (loss) before taxes	21,466	5,854	25,811	31,665	(7,884)	-	45,247	(10,734)		34,513

Income tax expense (benefit)	5,581	1,522	6,746	8,268	(2,085)	-	11,764	(3,897)	(f)	7,867
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	110	(a),(c),(e)	110

Operating net income (loss)	$15,885	$4,332	$19,065	$23,397	$(5,799)	$-	$33,483	$(6,947)	(g)	$26,536

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segment gain/(loss) repurchase/early retirement of debt excludes losses on write offs of debt issuance costs related to early retirement or repurchase of debt.
(e)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards, one-time charge recorded in connection with severance costs deriving from strategic restructuring and reduction of headcount, and expenses attributable to non-controlling interests.
(f)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(g)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

	Nine Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments	Adjustments		Consolidated GAAP
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$57,094	$-	$-	$-	$-	$-	$57,094	$-		$57,094
Brokerage	14,008	-	-	-	-	-	14,008	-		14,008
Asset management related fees	167	6,945	1,092	8,037	-	(124)	8,080	(1,741)	(a)	6,339
Principal transactions	675	-	2,815	2,815	-	-	3,490	(23,827)	(b)	(20,337)
Net dividend income	-	-	347	347	-	-	347	(106)	(c)	241
Other income	-	-	-	-	-	-	-	2,688	(a)	2,688
Net interest income	-	-	1,231	1,231	-	-	1,231	(77)	(c)	1,154
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786	(89)	(d)	697
Total net revenues	71,944	6,945	6,271	13,216	-	(124)	85,036	(23,152)		61,884

Non-interest expenses	65,162	7,397	804	8,201	6,216	(124)	79,455	3,507	(e)	82,962

Operating income (loss) before taxes	6,782	(452)	5,467	5,015	(6,216)	-	5,581	(26,659)		(21,078)

Income tax expense (benefit)	1,755	(119)	1,430	1,311	(1,615)	-	1,451	(8,642)	(f)	(7,191)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(181)	(a),(c),(e)	(181)

Operating net income (loss)	$5,027	$(333)	$4,037	$3,704	$(4,602)	$-	$4,131	$(17,836)	(g)	$(13,706)

(a)	Total segment asset management-related fees include income from fee sharing arrangements with, and fees earned to raise capital for, third-party or equity-method investment partnerships or funds, which are reported as other income under GAAP. In addition, total segment asset management-related fees exclude base management fees and incentive fees attributable to non-controlling interest.
(b)	Total segment principal transaction revenues exclude certain unrealized mark-to-market gains or losses, including those related to impairment of CLO debt securities and the Company's investment in Harvest Capital Credit Corporation, as well as unrealized losses derived from depreciation and amortization of real estate investment properties.
(c)	Total segment net dividend income and net interest income exclude those attributable to non-controlling interests.
(d)	Total segments non-interest expenses exclude compensation expense recognized under GAAP related to equity awards and expenses attributable to non-controlling interests.
(e)	Total segment income tax (benefit) assumes a combined federal, state and local income tax rate of 26%.
(f)	Operating net income (loss) is reconciled to GAAP net income (loss) attributable to JMP Group LLC.

20. Nonconsolidated Variable Interest Entities

VIEs for which the Company is not the primary beneficiary consists of private equity funds, CLO investments, and other investments in which the Company has an equity ownership interest. The Company's maximum exposure to loss from its non-consolidated VIEs consists of equity investments and receivables as follows:

(In thousands)	As of
	September 30, 2021				December 31, 2020
	Financial Statement		Maximum		Financial Statement		Maximum
	Carrying Amount		Exposure to		Carrying Amount		Exposure to
	Assets	Liabilities	Loss	VIE Assets	Assets	Liabilities	Loss	VIE Assets
CLOs	$30,590	$-	$30,590	$824,680	$52,714	$-	$52,714	$1,169,243
Fund investments	11,649	363	13,695	589,105	10,765	311	14,311	465,365
Other investments	40	-	40	1,151,098	4,404	25	4,404	1,172,018
Total	$42,279	$363	$44,325	$2,564,883	$67,883	$336	$71,429	$2,806,626

21. Subsequent Events

On November 4, 2021 the Company announced that its board of directors declared a special cash dividend of $5 million. The dividend will be paid on or before November 17, 2021, to shareholders of record as of November 15, 2021.

On November 2, 2021, the company sold its investments in CLO IV and CLO V to a group of buyers for $14.9 million in cash and 556,852 shares of Portman Ridge Finance (PTMN) common stock, par value $0.01 per share. The Company, then sold the PTMN shares for a total of $12.5 million.

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

Overview

JMP Group LLC, together with its subsidiaries (collectively, the “Company”, “we”, or “us”), is a diversified capital markets firm headquartered in San Francisco, California. We have a diversified business model with a focus on small and middle-market companies and provide:

•	investment banking services, including corporate finance, mergers and acquisitions and other strategic advisory services, to corporate clients;

•	sales and trading and related securities brokerage services to institutional investors;

•	equity research coverage of three target industries;

•	asset management products and services to institutional investors, high net-worth individuals and for our own account; and

•	management of collateralized loan obligations (through March 19, 2019) and a specialty finance company.

Operating Results

A summary of the Company’s operating results for the three and nine months ended September 30, 2021 and 2020, is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Total net revenues	$77,785	$26,624	$164,770	$61,884

Net income/(loss) attributable to JMP Group	21,819	(3,082)	26,536	(13,706)
Net income/(loss) attributable to JMP Group per share	1.10	(0.16)	1.34	(0.70)

Operating Net Income/(Loss)*	23,570	2,591	33,483	4,130
Operating Net Income/(Loss) per share*	1.11	0.13	1.59	0.21

*	Operating Net Income (Loss) is a non-GAAP measure. See the section titled Operating Net Income (Non-GAAP Financial Measure) for more information about this non-GAAP measure, including a reconciliation to net income (loss).

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

On September 8, 2021, JMP Group LLC, a Delaware limited liability company (“JMP”, or the “Company”), Citizens Financial Group, Inc., a Delaware corporation (“Citizens”), and Jolt Acquisition LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Citizens (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into JMP, whereupon the separate existence of Merger Subsidiary will cease, and the Company will be the surviving corporation as a direct wholly owned subsidiary of Citizens (the “Merger”).

Pursuant to the Merger Agreement, each outstanding common share of JMP will be converted into the right to receive cash consideration of $7.50 (the “Merger Consideration”), or approximately $149 million in cash. The transaction is targeted to close in the fourth quarter of 2021, subject to approval by the shareholders of JMP, receipt of required regulatory approvals, and satisfaction of other customary closing conditions.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020, and is not necessarily indicative of the results to be expected for any future period.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change From 2020 to 2021		Nine Month Change From 2020 to 2021
	2021	2020	2021	2020	$	%	$	%
Revenues
Investment banking	$39,916	$20,874	$105,198	$57,094	$19,042	91.2%	$48,104	84.3%
Brokerage	4,128	4,176	13,424	14,008	(48)	-1.1%	(584)	-4.2%
Asset management fees	8,803	2,911	22,073	6,339	5,892	202.4%	15,734	248.2%
Principal transactions	18,275	(2,737)	15,015	(20,337)	21,012	-767.7%	35,352	-173.8%
Net dividend income	9	4	224	241	5	125.0%	(17)	-7.1%
Other income	2,900	841	4,843	2,688	2,059	244.8%	2,155	80.2%
Non-interest revenues	74,031	26,069	160,777	60,033	47,962	184.0%	100,744	167.8%

Interest income	1,761	2,287	5,616	6,391	(526)	-23.0%	(775)	-12.1%
Interest expense	(1,060)	(1,732)	(4,117)	(5,237)	672	-38.8%	1,120	-21.4%
Net interest income	701	555	1,499	1,154	146	26.3%	345	29.9%

(Loss) gain on repurchase, reissuance, or early retirement of debt	3,053	-	2,494	697	3,053	-100.0%	1,797	257.8%
Total net revenues	77,785	26,624	164,770	61,884	51,161	192.2%	102,886	166.3%

Non-interest expenses
Compensation and benefits	38,314	23,502	103,405	62,101	14,812	63.0%	41,304	66.5%
Administration	2,364	1,408	5,796	4,697	956	67.9%	1,099	23.4%
Brokerage, clearing and exchange fees	701	620	2,025	1,901	81	13.1%	124	6.5%
Travel and business development	383	65	665	1,041	318	489.2%	(376)	-36.1%
Managed deal expenses	925	990	3,677	2,528	(65)	-6.6%	1,149	45.5%
Communications and technology	1,133	1,072	3,400	3,286	61	5.7%	114	3.5%
Occupancy	1,160	1,194	3,531	3,587	(34)	-2.8%	(56)	-1.6%
Professional fees	2,949	776	5,170	2,397	2,173	280.0%	2,773	115.7%
Depreciation	261	278	801	1,223	(17)	-6.1%	(422)	-34.5%
Other (loss)	1,579	(8)	1,787	201	1,587	-19837.5%	1,586	789.1%
Total non-interest expenses	49,769	29,897	130,257	82,962	19,872	66.5%	47,295	57.0%
Net income (loss) before income taxes	28,016	(3,273)	34,513	(21,078)	31,289	-956.0%	55,591	-263.7%
Income tax expense (benefit)	6,181	(128)	7,867	(7,191)	6,309	-4928.9%	15,058	-209.4%
Net income (loss)	21,835	(3,145)	26,646	(13,887)	24,980	-794.3%	40,533	-291.9%
Less: Net income (loss) attributable to non-controlling interest	16	(63)	110	(181)	79	-125.4%	291	-160.8%
Net income (loss) attributable to JMP Group LLC	$21,819	$(3,082)	$26,536	$(13,706)	$24,901	-807.9%	$40,242	-293.6%

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

	Three Months Ended September 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$39,916	$-	$-	$-	$-	$-	$39,916
Brokerage	4,128	-	-	-	-	-	4,128
Asset management related fees	807	9,634	1,221	10,855	-	-	11,662
Principal transactions	909	-	21,020	21,020	-	-	21,929
Net interest income	-	-	726	726	-	-	726
Gain (loss) on repurchase, reissuance or early retirement of debt	3,848	-	-	-	-	-	3,848
Net dividend income	-	-	9	9	-	-	9
Adjusted net revenues	49,608	9,634	22,976	32,610	-	-	82,218

Non-interest expenses	38,279	6,435	2,484	8,919	3,169	-	50,367

Operating pre-tax net income (loss)	11,329	3,199	20,492	23,691	(3,169)	-	31,851

Income tax expense (benefit)	2,946	831	5,328	6,159	(824)	-	8,281

Operating net income (loss)	$8,383	$2,368	$15,164	$17,532	$(2,345)	$-	$23,570

	Three Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$20,874	$-	$-	$-	$-	$-	$20,874
Brokerage	4,176	-	-	-	-	-	4,176
Asset management related fees	8	3,101	380	3,481	-	(37)	3,452
Principal transactions	188	-	954	954	-	-	1,142
Net dividend income	-	-	42	42	-	-	42
Net interest income	-	-	581	581	-	-	581
Adjusted net revenues	25,246	3,101	1,957	5,058	-	(37)	30,267

Non-interest expenses	21,916	2,891	350	3,241	2,342	(37)	27,462

Operating pre-tax net income (loss)	3,330	210	1,607	1,817	(2,342)	-	2,805

Income tax expense (benefit)	866	54	418	472	(609)	-	729

Operating net income (loss)	$2,464	$156	$1,189	$1,345	$(1,733)	$-	$2,076

	Nine Months Ended September 30, 2021
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$105,198	$-	$-	$-	$-	$-	$105,198
Brokerage	13,424	-	-	-	-	-	13,424
Asset management related fees	921	23,436	2,064	25,500	-	(50)	26,371
Principal transactions	632	-	25,216	25,216	-	-	25,848
Net interest income	-	-	1,574	1,574	-	-	1,574
Gain (loss) on repurchase, reissuance or early retirement of debt	3,848	-	-	-	-	-	3,848
Net dividend income	-	-	224	224	-	-	224
Adjusted net revenues	124,023	23,436	29,078	52,514	-	(50)	176,487

Non-interest expenses	102,557	17,582	3,267	20,849	7,884	(50)	131,240

Operating pre-tax net income (loss)	21,466	5,854	25,811	31,665	(7,884)	-	45,247

Income tax expense (benefit)	5,581	1,522	6,746	8,268	(2,085)	-	11,764

Operating net income (loss)	$15,885	$4,332	$19,065	$23,397	$(5,799)	$-	$33,483

	Nine Months Ended September 30, 2020
(In thousands)	Broker-Dealer	Asset Management			Corporate Costs	Eliminations	Total Segments
		Asset Management Fee Income	Investment Income	Total Asset Management
Revenues
Investment banking	$57,094	$-	$-	$-	$-	$-	$57,094
Brokerage	14,008	-	-	-	-	-	14,008
Asset management related fees	167	6,945	1,092	8,037	-	(124)	8,080
Principal transactions	675	-	2,815	2,815	-	-	3,490
Net dividend income	-	-	347	347	-	-	347
Net interest income	-	-	1,231	1,231	-	-	1,231
Gain on repurchase, reissuance or early retirement of debt	-	-	786	786	-	-	786
Adjusted net revenues	71,944	6,945	6,271	13,216	-	(124)	85,036

Non-interest expenses	65,162	7,397	804	8,201	6,216	(124)	79,455

Operating pre-tax net income (loss)	6,782	(452)	5,467	5,015	(6,216)	-	5,581

Income tax expense (benefit)	1,755	(119)	1,430	1,311	(1,615)	-	1,451

Operating net income (loss)	$5,027	$(333)	$4,037	$3,704	$(4,601)	$-	$4,130

The following table reconciles consolidated net income (loss) attributable to JMP Group LLC to total Operating Net Income (Loss) for the three and nine months ended September 30, 2021 and 2020.

(In thousands)	Three Months Ended September 30,
	2021	2020
Consolidated net income (loss) attributable to JMP Group LLC	$21,819	$(3,082)
Income tax expense (benefit)	6,181	(128)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$28,000	$(3,210)
Subtract (addback)
Share-based awards and deferred compensation	598	(71)
Early retirement/repurchase of debt	(795)	-
Impairment – CLO equity	(5,867)	(2,746)
Strategic restructuring charge	-	(2,056)
Unrealized gain (loss) – real estate-related depreciation and amortization	2,212	(438)
Unrealized mark-to-market gain (loss) -strategic equity investments	1	(704)
Total Consolidation Adjustments and Reconciling Items	(3,851)	(6,015)
Total segments operating pre-tax net income	$31,851	$2,805

Subtract (addback) segment income tax expense	8,281	729
Operating Net Income	$23,570	$2,076

(In thousands)	Nine Months Ended September 30,
	2021	2020
Consolidated net income (loss) attributable to JMP Group LLC	$26,536	$(13,706)
Income tax expense (benefit)	7,867	(7,191)
Consolidated pre-tax net income (loss) attributable to JMP Group LLC	$34,403	$(20,897)
Subtract (addback)
Share-based awards and deferred compensation	1,344	(487)
Early retirement/repurchase of debt	(1,354)	(89)
Impairment – CLO equity	(14,165)	(17,282)
Strategic restructuring charge	-	(2,056)
Unrealized gain (loss) – real estate-related depreciation and amortization	1,349	(1,292)
Unrealized mark-to-market gain (loss) -strategic equity investments	1,982	(5,272)
Total Consolidation Adjustments and Reconciling Items	(10,844)	(26,478)
Total segments operating pre-tax net income	$45,247	$5,581

Subtract (addback) segment income tax expense	11,764	1,452
Operating Net Income	$33,483	$4,130

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $19.0 million, or 91.2%, from $20.9 million for the quarter ended September 30, 2020 to $39.9 million for the same period in 2021. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 78.4% for the quarter ended September 30, 2020 to 51.3% for the quarter ended September 30, 2021. On an operating basis, investment banking revenues were 48.5% and 69.0% for the quarters ended September 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Three Months Ended September 30,				Change from 2021 to 2020
	2021		2020
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	24	$22,660	29	$16,152	(5)	$6,508	40.3%
Strategic advisory and private placements	10	17,256	4	4,722	6	$12,534	265.5%
Total	34	$39,916	33	$20,874	1	$19,042	91.2%

The increase in revenues was driven by a 265.5%  increase in Strategic advisory and private placements revenues as the number of transactions in which we acted as a bookrunning manager was 5 in the three months ended  September 30, 2021 compared to one for the quarter ended September 30, 2020, in addition to a 40.3% increase in Equity and debt origination revenues. JMP executed 24 and 29 deals for the quarters ended September 30, 2021 and 2020, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.05 million from $4.2 million for the quarter ended September 30, 2020 to $4.1 million for the quarter ended September 30, 2021. Brokerage revenues decreased as a percentage of total net revenues, from 15.7% for the quarter ended September 30, 2020 to 5.3% for the quarter ended September 30, 2021. On an operating basis, brokerage revenues were 5.0% and 13.8% for the quarters ended September 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Three Months Ended September 30,
	2021	2020
Asset management related fees:
Fees reported as asset management fees	$8,803	$2,911
Fees reported as other income	2,900	841
Less: Non-controlling interests	(41)	(300)
Total segment asset management related fee revenues	$11,662	$3,452

Fees reported as asset management fees were $8.8 million and $2.9 million for the quarters ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, asset management revenues increased from 10.9% for the quarter ended September 30, 2020 to 11.3% for the quarter ended September 30, 2021, predominantly due to an increase in incentive fees earned of $8.2 million.

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

Total segment asset management related fee revenue increased $8.2 million from $3.5 million for the quarter ended September 30, 2020 to $11.7 million for the quarter ended September 30, 2021. On an operating basis, asset management related fee revenues were 14.2% and 11.4% for the quarters ended September 30, 2021 and 2020, respectively, as a percentage of total net revenues.

The following table presents a summary of the Company’s client assets under management with respect to the assets managed by HCS, JMP Asset Management LLC (“JMPAM”), HCAP Advisors LLC (“HCAP Advisors”) and assets managed by sponsored funds:

(In thousands)	Client Assets Under Management at
	September 30,	December 31,
	2021	2020
Client Assets Managed by HCS, JMPAM, and HCAP Advisors (1)	$625,815	$659,695
Client Assets Under Management by Sponsored Funds (2)	3,385,866	4,933,913

JMP Group LLC total client assets under management	$4,011,681	$5,593,608

(1)	For HCS, JMPAM, and HCAP Advisors, client assets under management represent the net assets of such funds or the commitment amount. As of September 30, 2021, HCAP Advisors LLC no longer has assets under management.
(2)
Sponsored funds are third-party asset managers in which the Company owns an economic interest. As of September 30, 2021, Sponsored Funds no longer include CLOs and CLO warehouse assets managed by Medalist Partners Corporate Finance.

Principal Transactions

Principal transaction revenues increased $21.0 million from a loss of $2.7 million for the quarter ended September 30, 2020 to a gain of $18.3 million for the quarter ended September 30, 2021. This increase was primarily attributable to the $22.9 million gain in connection with the July 2021 Workspace distribution. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 10.3% for the quarter ended September 30, 2020 and 23.5% for the quarter ended September 30, 2021.

Total segment principal transaction revenues increased from a gain of $1.1 million for the quarter ended September 30, 2020 to a gain of $21.9 million for the same period in 2021. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2021 and 2020 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Three Months Ended September 30,
	2021	2020

Equity and other securities	$(24)	$481
Warrants and other investments	21,685	669
Investment partnerships	268	(8)
Total segment principal transaction revenues	21,929	1,142
Operating adjustment addbacks	(3,654)	(3,879)
Total principal transaction revenues	$18,275	$(2,737)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues increased from 3.8% for the quarter ended September 30, 2020 to 26.7% for the quarter ended September 30, 2021.

Net Interest Income/Expense

Net interest income increased $0.1 million from $0.6 million for the quarter ended September 30, 2020 to $0.7 million for the quarter ended September 30, 2021. As a percentage of total net revenues, net interest income was 2.1% for the quarter ended September 30, 2020 and 0.9% for the quarter ended September 30, 2021.

Total segment net interest income increased $0.1 million from $0.6 million for the quarter ended September 30, 2020 to $0.7 million for the quarter ended September 30, 2021. Net interest income is earned in our Investment Income segment. Total segment net interest income reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 0.9% for the quarter ended September 30, 2020 and 0.9% for the quarter ended September 30, 2021.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $14.8 million, or 63.0%, from $23.5 million for the quarter ended September 30, 2020 to $38.3 million for the quarter ended September 30, 2021.

Compensation and benefits as a percentage of revenues decreased from 88.3% of total net revenues for the quarter ended September 30, 2020 to 47.9% for the quarter ended September 30, 2021.

Administration

Administration expense increased $1.0 million from $1.4 million for the quarter ended September 30, 2020 to $2.4 million for the quarter ended September 30, 2021. As a percentage of total net revenues, administration expense was 3.0% and 5.3% for the quarters ended September 30, 2021 and 2020, respectively.

Travel and Business Development

Travel and business development expense was $0.4 million and $0.1 million for the quarters ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, travel and business development expense was 0.5% and 0.2% for the quarters ended September 30, 2021 and 2020, respectively.

Communications and Technology

Communications and technology expense was $1.1 million and $1.1 million for the quarters ended September 30, 2021 and 2020. As a percentage of total net revenues, communications and technology expense was 1.4% and 4.0% for the quarters ended September 30, 2021 and 2020, respectively.

Occupancy

Occupancy expenses was $1.2 million for both of the quarters ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, occupancy expenses were 1.4% and 4.5% for the quarters ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense was $6.2 million and $0.1 million benefit for the quarters ended September 30, 2021 and 2020, respectively. The Company's tax expense increased for the quarter ended September 30, 2021 from September 30, 2020 due to an increase from net income from 2020 to 2021.

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

Segment income tax was $8.3 million expense and $0.7 million expense for the quarters ended September 30, 2021 and 2020, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the three months ended September 30, 2021 and 2020 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Investment Banking

Investment banking revenues, earned in our Broker-Dealer segment, increased $48.1 million, or 84.3%, from $57.1 million for the nine months ended September 30, 2020 to $105.2 million for the same period in 2021. As a percentage of total net revenues after provision for loan losses, investment banking revenues decreased from 92.3% for the nine months ended September 30, 2020 to 63.0% for the nine months ended September 30, 2021. On an operating basis, investment banking revenues were 59.6% and 67.1% for the nine months ended September 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

(Dollars in thousands)	Nine Months Ended September 30,				Change from 2021 to 2020
	2021		2020
	Count	Revenues	Count	Revenues	Count	$	%
Equity and debt origination	99	$65,275	68	$39,277	31	$25,998	66.2%
Strategic advisory and private placements	27	39,923	13	17,817	14	$22,106	124.1%
Total	126	$105,198	81	$57,094	45	$48,105	84.3%

The increase in revenues was driven by a 66.2% increase in equity and debt origination revenues as JMP executed 99 deals in the nine months endedSeptember 30, 2021 compared to 68 for the same period in 2020, in addition to a 124.1% increase in strategic advisory and private placements revenues. The number of transactions in which we acted as a bookrunning manager was 14 and 3 for the nine months ended September 30, 2021 and 2020, respectively.

Brokerage Revenues

Brokerage revenues earned in our Broker-Dealer segment decreased $0.6 million from $14.0 million for the nine months ended September 30, 2020 to $13.4 million for the nine months ended September 30, 2021. Brokerage revenues decreased as a percentage of total net revenues, from 15.7% for the nine months ended September 30, 2020 to 5.2% for the nine months ended September 30, 2021. On an operating basis, brokerage revenues were 7.6% and 16.5% for the nine months ended September 30, 2021 and 2020, respectively, as a percentage of adjusted net revenues.

Asset Management Fees

(In thousands)	Nine Months Ended September 30,
	2021	2020
Asset management related fees:
Fees reported as asset management fees	$22,073	$6,339
Fees reported as other income	224	241
Less: Non-controlling interests in asset management related fee revenues	545	947
Total segment asset management related fee revenues	$22,842	$7,527

Fees reported as asset management fees were $22.1 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, asset management revenues increased from 10.2% for the nine months ended September 30, 2020 to 13.2% for the nine months ended September 30, 2021 due to an increase of incentive fees earned of $15.7 million.

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

Total segment asset management related fee revenue increased $15.3 million from $7.5 million for the nine months ended September 30, 2020 to $22.8 million for the nine months ended September 30, 2021. On an operating basis, asset management related fee revenues were 9.5% and 14.9% for the nine months ended September 30, 2021 and 2020, respectively, as a percentage of total net revenues.

Principal Transactions

Principal transaction revenues increased $35.4 million from a loss of $20.3 million for the nine months ended September 30, 2020 to a gain of $15.0 million for the same period in 2021. This increase was primarily attributable to the $22.9 million gain in connection with the July 2021 Workspace distribution. In addition, JMP incurred $5.9 million fewer CLO debt securities impairment losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As a percentage of total net revenues after provision for loan losses, principal transaction revenues were negative 32.9% for the nine months ended September 30, 2020 and 9.1% for the nine months ended September 30, 2021.

Total segment principal transaction revenues increased from $3.5 million for the nine months ended September 30, 2020 to $25.8 million for the same period in 2021. Total segment principal transaction revenues are a non-GAAP financial measure that aggregates our segment reported principal transaction revenues across each segment. The principal transaction revenues for both 2021 and 2020 were included in our Investment Income segment. Total segment principal transaction revenues are reconciled to the GAAP measure, total principal transaction revenues, in the table below. See the Operating Net Income section above for additional information on the adjustments made to arrive at the non-GAAP measure and why management believes that this non-GAAP number is useful and important to the users of these financial statements.

(In thousands)	Nine Months Ended September 30,
	2021	2020

Equity and other securities	$231	$(10)
Warrants and other investments	24,244	2,990
Investment partnerships	1,373	510
Total segment principal transaction revenues	25,848	3,490
Operating adjustment addbacks	(10,833)	(23,827)
Total principal transaction revenues	$15,015	$(20,337)

On an operating basis, as a percentage of adjusted net revenues, principal transaction revenues decreased from 4.1% for the nine months ended September 30, 2020 to 14.6% for the nine months ended September 30, 2021.

Net Interest Income/Expense

Net interest income increased $0.3 million from $1.2 million for the nine months ended September 30, 2020 to $1.5 million for the nine months ended September 30, 2021 As a percentage of total net revenues, net interest income was 1.7% for the nine months ended September 30, 2020 and 0.9% for the nine months ended September 30, 2021.

Total segment net interest income increased $0.3 million from $1.2 million for the nine months ended September 30, 2020 to $1.6 million for the nine months ended September 30, 2021. Net interest income is earned in our Investment Income segment. Total segment net interest income reflects the effective yield of the Company's ownership of subordinated notes in CLO III, CLO IV, and CLO V, net of bond interest expense. Total segment net interest income is reconciled to the GAAP measure, total net interest income, in the table above. As a percentage of total adjusted net revenues, net interest income was 0.9% for the nine months ended September 30, 2020 and 0.9% for the nine months ended September 30, 2021.

Expenses

Non-Interest Expenses

Compensation and Benefits

Compensation and benefits, which includes employee payroll, taxes and benefits, performance-based cash bonus and commissions, as well as equity-based compensation to our employees and managing directors, increased $41.3 million, or 66.5%, from $41.3 million for the nine months ended September 30, 2020 to $62.1 million for the nine months ended September 30, 2021.

Compensation and benefits as a percentage of revenues decreased from 100.4% of total net revenues for the nine months ended September 30, 2020 to 61.9% for the nine months ended September 30, 2021.

Administration

Administration expense increased $1.1 million from $4.7 million for the nine months ended September 30, 2020 to $5.8 million for the nine months ended September 30, 2021. As a percentage of total net revenues, administration expense was 3.5% and 7.6% for the nine months ended September 30, 2021 and 2020, respectively.

Travel and Business Development

Travel and business development expense was $0.7 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, travel and business development expense was 0.4% and 1.7% for the nine months ended September 30, 2021 and 2020, respectively.

Communications and Technology

Communications and technology expense was $3.4 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, communications and technology expense was 2.0% and 5.3% for the nine months ended September 30, 2021 and 2020, respectively.

Occupancy

Occupancy expenses was $3.5 and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of total net revenues, occupancy expenses were 2.1% and 5.8% for the nine months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense was $7.9 million and tax benefit of $7.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company's tax benefit decreased for the nine months ended September 30, 2021 from September 30, 2020 due to an increase from net income from 2020 to 2021.

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

Segment income tax was $11.8 million expense and $1.5 million expense for the nine months ended September 30, 2021 and 2020, respectively.

For segment reporting purposes, an effective tax rate of 26% was assumed for the nine months ended September 30, 2021 and 2020 based on our best estimation of the subsidiary’s average rate of taxation over the long term.

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

Summarized Financial Information

JMP Group Inc., a wholly-owned subsidiary of JMP Group LLC, was the primary obligor of the Company's 7.25% Senior Notes due 2027 (the “2027 Senior Notes”) (see Note 7, Debt) that were fully redeemed in September 2021. Pursuant to the indenture of the 2027 Senior Notes, JMP Group LLC and JMP Investment Holdings LLC (the “Guarantors”) are the guarantors of the 2027 Senior Notes. The Guarantors jointly and severally provided a full and unconditional guarantee of the due and were punctual payment of the principal and interest on the 2027 Senior Notes and the due and punctual payment or performance of all other obligations of JMP Group Inc. under the indenture governing the 2027 Senior Notes. As of September 30, 2021 this note has been fully redeemed and the presentation of the summarized financial information presenting the information of JMP Group LLC, JMP Investment Holdings LLC and JMP Group Inc. on a combined basis and eliminates intercompany balances is no longer required.

Financial Condition, Liquidity and Capital Resources

In the section that follows, we discuss the significant changes in the components of our balance sheet, cash flows and capital resources and liquidity for the nine months ended September 30, 2021 to demonstrate where our capital is invested and the financial condition of the Company.

Overview

As a result of the ongoing COVID-19 pandemic, we expected certain costs to decline as the underlying activities were restricted by the COVID-19 pandemic, including travel and related expenses. However, the extent to which the COVID-19 pandemic will impact our liquidity in future periods still remains uncertain.

As of September 30, 2021, we had $117.5 million in cash and cash equivalents and $20 million in undrawn borrowing capacity on our revolving line of credit (some of which borrowing capacity may be used for working capital – See the section entitled JMP Holding LLC Credit Agreement with CNB, below). Based on our historical results, management's experience and our current business strategy, we believe that our existing cash resources and available credit will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of September 30, 2021, we had net liquid assets of $104.7 million primarily consisting of cash and cash equivalents, receivable from clearing brokers, marketable securities owned, and investment banking receivables, net of marketable securities sold but not yet purchased and accrued compensation. We have satisfied our capital and liquidity requirements primarily through the issuance of the Senior Notes, draws on a line of credit, and internally generated cash from operations. Most of our financial instruments, other than loans held for investment and certain marketable securities, are recorded at fair value or amounts that approximate fair value.

Liquidity Considerations

As of September 30, 2021, our material indebtedness consisted of our then outstanding Senior Notes and borrowing on our revolving line of credit with City National Bank (“CNB”) under the Credit Agreement described below.

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

On August 11, 2021, the Company redeemed the remaining of its issued and outstanding 2027 Senior Notes. The Company recognized a $0.4 million loss on the redemption.

JMP Holding LLC Credit Agreement with CNB

JMP Holding LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the lenders from time to time party thereto (the “Lenders”) and CNB, as administrative agent for the Lenders (as amended, the “Credit Agreement”).

On December 31, 2020, the Borrower entered into an Amendment Number Eight (the “Eighth Amendment”) to that certain Second Amended and Restated Credit Agreement dated April 30, 2014 among the Borrower, the Lenders and CNB. The Eighth Amendment extended the outside maturity date of the Revolving Loan under the Credit Facility from December 31, 2020 to December 31, 2022 and removed the mechanism whereby the Revolving Loan would convert into a term loan for 12 months after the revolving period ends. The Eighth Amendment amended certain financial covenants and introduced a definition of “Borrowing Base”, which is a sum of certain assets of the Loan Parties, and added a provision that caps the total amount that can be borrowed under the Revolving Loan to the amount of the Borrowing Base if the Borrowing Base is lower than the Maximum Revolver Amount of $25 million. As of September 30, 2021, the Borrowing Base exceeded $25 million.

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

As of September 30, 2021, the Borrower had drawn $4.0 million against the Revolver and had letters of credit outstanding under this facility to support office lease obligations of approximately $1.1 million in the aggregate.

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

As of September 30, 2021 and December 31, 2020, we were in compliance with the loan covenants under the Credit Agreement.

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

There was no borrowing on the Revolving Note as of September 30, 2021 and December 31, 2020.

The Revolving Note Agreement contains financial and other covenants. A violation of any one of these covenants could result in a default under the Revolving Note, which would permit CNB to terminate the Revolving Note and require the immediate repayment of any outstanding principal and interest, subject to the terms of the Revolving Note Agreement.

At both September 30, 2021 and December 31, 2020, JMP Securities was in compliance with the loan covenants under the Revolving Note Agreement.

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

During the three months ended September 30, 2021, the Company did not repurchase any of the Company's shares.

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

JMP Securities, our wholly-owned subsidiary and a registered securities broker-dealer, is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined under the Exchange Act, shall not exceed 15 to 1. JMP Securities had net capital of $58.3 million and $42.3 million, which were $56.0 million and $40.6 million in excess of the required net capital of $2.3 million and $1.7 million, at September 30, 2021 and December 31, 2020, respectively. JMP Securities’ ratio of aggregate indebtedness to net capital was 0.59 to 1 and 0.62 to 1 at September 30, 2021 and December 31, 2020, respectively.

A condensed table of cash flows for the nine months ended September 30, 2021 and 2020 is presented below.

(Dollars in thousands)	Nine Months Ended September 30,		Change from 2020 to 2021
	2021	2020	$	%
Cash flows provided by (used in) operating activities	$46,141	$(7,351)	53,492	-727.7%
Cash flows provided by investing activities	32,193	12,137	20,056	165.2%
Cash flows (used in) provided by financing activities	(52,261)	2,262	(54,523)	-2410.4%
Total cash flows	$26,073	$7,048	$19,025	269.9%

Cash Flows for the Nine Months Ended September 30, 2021

Cash increased by $26.1 million during the nine months ended September 30, 2021 as a result of cash provided by operating activities and investing activities partially offset by cash used in financing activities.

Our operating activities provided $46.1 million of cash from net income of $26.6 million and change in operating assets and liabilities of $37.6 million, partially offset by $18.1 million of non-cash adjustments.

Our investing activities provided $32.2 million of cash primary due to distributions of equity method investments of $24.6 million and $8.6 million of sales and distributions from non-equity method investments, partially offset by $1.9 million of purchases of other investments.

Our financing activities used $52.2 million of cash primarily due to $50 million redemption of bonds payable.

Cash Flows for the Nine Months Ended September 30, 2020

Cash increased by $7.0 million during the nine months ended September 30, 2020 as a result of cash provided by investing activities, partially offset by cash used in operating activities.

Our operating activities used $7.3 million of cash from a net loss of $13.9 million, adjusted for the cash used by operating assets and liabilities of $6.2 million.

Our investing activities provided $12.1 million of cash primarily due to a $14.1 million in sales from non-equity method investments.

Our financing activities provided $2.3 million of cash primarily due to $3.8 million proceeds from PPP loans, partially offset by $1.4 million in repurchase of bonds payable.

Contractual Obligations

As of September 30, 2021, our aggregate minimum future commitment on our leases was$19.7 million.

As of September 30, 2021, $36.0 million of bonds payable were outstanding, of which all carry interest at a rate of 6.875% per annum and is due in 2029. The bonds require quarterly payments of interest. Our remaining contractual obligations have not materially changed from those reported in our Annual Report.

Off-Balance Sheet Arrangements

Unfunded commitments are agreements to lend to a borrower, provided that all conditions have been met. The Company had no material unfunded commitments to lend at both September 30, 2021 and 2020.

We had no material off-balance sheet arrangements as of September 30, 2021. However, through indemnification provisions in our clearing agreements with our clearing brokers, customer activities may expose us to off-balance sheet credit risk, which we seek to mitigate through customer screening and collateral requirements.

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

During the quarter ended September 30, 2021, no purchases of the Company’s shares was made by or on behalf of JMP Group LLC. As of September 30, 2021, there were no shares available to be repurchased as part of publicly announced programs or plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

 Not Applicable.

ITEM 5.	Other Information

 None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated September 8, 2021, by and among JMP Group LLC, Citizens Financial Group, Inc., a Delaware corporation, and Jolt Acquisition LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Citizens (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on September 10, 2021).

10.1	Purchase and Sale Agreement, dated as of October 22, 2021 by and among JMP Group Inc., JMP Capital LLC, Logan Ridge Finance Corporation, Portman Ridge Finance Corporation, Medalist Partners Harvest Master Fund, Ltd., and Alternative Credit Income Fund (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on October 26, 2021).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________

*Filed herewith

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021

JMP Group LLC

By:	/s/ JOSEPH A. JOLSON
Name:	Joseph A. Jolson
Title:	Chairman and Chief Executive Officer

By:	/s/ RAYMOND S. JACKSON
Name:	Raymond S. Jackson
Title:	Chief Financial Officer